Form 10-K
period 2019-12-31
IGM Biosciences, Inc.
filed 2020-03-26
CIK 1496323

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 001-39045

IGM Biosciences, Inc.

(Exact name of Registrant as specified in its Charter)

Delaware	77-0349194
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
325 E. Middlefield Road Mountain View, CA	94043
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (650) 965-7873

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	IGMS	The Nasdaq Global Select Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  YES ☐ NO ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  YES ☐ NO ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☒ NO ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files).  YES ☒ NO ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the Registrant, based on the closing price of a share of the Registrant’s common stock on December 31, 2019 as reported by the NASDAQ Global Select Market on such date was approximately $264,500,000. The Registrant has elected to use December 31, 2019, which was the last business day of the Registrant’s most recently completed fiscal year, as the calculation date because on June 28, 2019 (the last business day of the Registrant’s mostly recently completed second fiscal quarter), the Registrant was a privately-held company. Shares of the Registrant’s common stock held by each executive officer, director and holder of 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This calculation does not reflect a determination that certain persons are affiliates of the Registrant for any other purpose.

As of March 16, 2020, the Registrant had 24,128,065 shares of common stock, $0.01 par value per share, and 6,431,205 shares of non-voting common stock, $0.01 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain sections of the Registrant’s definitive Proxy Statement to be filed in connection with the Registrant’s 2020 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such definitive Proxy Statement will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 of the Registrant’s fiscal year ended December 31, 2019.

i

Special Note Regarding Forward Looking Statements

This Annual Report on Form 10-K contains forward-looking statements. All statements other than statements of historical facts contained in this report are forward-looking statements. These statements involve known and unknown risks, uncertainties, and other important factors that are in some cases beyond our control and may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by the forward-looking statements.

In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will” or “would,” or the negative of these terms or other similar expressions. Forward-looking statements contained in this Annual Report on Form 10-K include, but are not limited to, statements about: the timing of the initiation, progress and potential results of our preclinical studies, clinical trials and our discovery programs; our ability to utilize our IgM antibody platform to generate and advance additional product candidates; our ability to advance product candidates into, and successfully complete, clinical trials; the timing or likelihood of regulatory filings and approvals; our estimates of the number of patients who suffer from the diseases we are targeting and the number of patients that may enroll in our clinical trials; the commercializing of our product candidates, if approved; our ability and the potential to successfully manufacture and supply our product candidates for clinical trials and for commercial use, if approved; future strategic arrangements and/or collaborations and the potential benefits of such arrangements; our anticipated use of our existing resources and the proceeds from this offering; our estimates regarding expenses, future revenue, capital requirements and needs for additional financing and our ability to obtain additional capital; the sufficiency of our existing cash and investments to fund our future operating expenses and capital expenditure requirements; our ability to retain the continued service of our key personnel and to identify, hire and retain additional qualified professionals; the implementation of our business model, strategic plans for our business and product candidates; the scope of protection we are able to establish and maintain for intellectual property rights, including our IgM platform, product candidates and discovery programs; our ability to contract with third-party suppliers and manufacturers and their ability to perform adequately; the pricing, coverage and reimbursement of our product candidates, if approved; developments relating to our competitors and our industry, including competing product candidates and therapies; and the ability of our clinical trials to demonstrate the safety and efficacy of our product candidates, and other positive results.

We have based these forward-looking statements largely on our current expectations and projections about our business, the industry in which we operate and financial trends that we believe may affect our business, financial condition, results of operations, and prospects, and these forward-looking statements are not guarantees of future performance or development. These forward-looking statements speak only as of the date of this Annual Report on Form 10-K and are subject to a number of risks, uncertainties, and assumptions described in the section titled “Risk Factors” and elsewhere in this Annual Report on Form 10-K. Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, you should not rely on these forward-looking statements as predictions of future events. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein until after we distribute this Annual Report on Form 10-K, whether as a result of any new information, future events, or otherwise.

PART I

Item 1. Business.

Overview

We are a biotechnology company pioneering the development of engineered IgM antibodies for the treatment of cancer patients. IgM antibodies have inherent properties that we believe may enable them to bind more strongly to cancer cells than comparable IgG antibodies. We have created a proprietary IgM antibody technology platform that we believe is particularly well suited for developing T cell engagers, receptor cross-linking agonists and targeted cytokines. Our lead product candidate, IGM-2323, is a bispecific T cell engaging IgM antibody targeting CD20 and CD3 proteins, and in October 2019 we announced the dosing of the first patient in our Phase 1 clinical trial for the treatment of relapsed/refractory B cell Non-Hodgkin’s lymphoma (NHL) patients. Our second product candidate, IGM-8444, is an IgM antibody targeting Death Receptor 5 (DR5) proteins, and we plan to file an investigational new drug application (IND) for the treatment of patients with solid and hematologic malignancies in 2020. Our third product candidate, IGM-7354, is a bispecific IgM antibody delivering interleukin-15 (IL-15) cytokines to PD-L1 expressing cells, and we plan to file an IND for the treatment of patients with solid and hematologic malignancies in 2021. We believe that we have the most advanced research and development program focused on engineered therapeutic IgM antibodies. We have created a portfolio of patents and patent applications, know-how and trade secrets directed to our platform technology, product candidates and manufacturing capabilities, and we retain worldwide commercial rights to all of our product candidates and the intellectual property related thereto.

Immunoglobulin G (IgG) and Immunoglobulin M (IgM) are classes of antibodies that are naturally produced by the human immune system and are distinguishable by their structural properties.

Structural Comparison of IgG and IgM Antibodies

IgM antibodies have 10 binding domains compared to 2 for IgG antibodies. This inherent biological advantage enables:

▪	Stronger binding to cell surface targets, including those with low expression levels, which may result in better and more complete targeting of cancer cells;
▪	Stronger binding to difficult targets, such as tumor associated carbohydrates and glycosylated proteins, which has the potential to expand the range of addressable cancer targets;

▪

Greater ability to cross-link cell surface receptors, which may significantly enhance cellular signaling for killing cancer cells or stimulating T cells, which are a type of white blood cell that are an essential part of the immune system; and

▪	Substantially greater ability to utilize the complement dependent cytotoxicity (CDC) mechanism of killing targeted cells, which kills cancer cells without requiring the presence of immune cells.

Despite these inherent biological advantages, while IgG antibodies have been broadly developed as therapeutics for cancer, we believe the therapeutic potential of engineered IgM antibodies has remained largely unexplored.

Our Platform

We created our IgM platform to expand upon the inherent properties of IgM antibodies and to allow for the rapid development of engineered therapeutic antibodies. Significantly, our IgM platform allows us to create IgM antibodies with higher affinity and avidity than naturally occurring IgM antibodies. We believe our platform also allows us to utilize the strong and durable binding of IgM antibodies to kill cancer cells with T cells, induce programmed death of cancer cells or deliver immune stimulating cytokines to the region of the bound cell.

The versatility of our IgM platform positions us to evaluate multiple approaches to treat patients with solid and hematologic malignancies. Our ability to develop engineered IgM antibodies against various targets allows for the creation of a broad and differentiated product pipeline. Our initial efforts are focused on three broad applications of IgM antibodies:

▪

T cell engagers: T cell to cancer cell engagement, including CD20 x CD3, CD123 x CD3, CD38 x CD3 and solid tumor target x CD3 programs, which we believe may have the potential to kill cancer cells through T cell directed cellular cytotoxicity (TDCC) and CDC while maintaining a favorable tolerability profile.

▪

Receptor cross-linking agonists: Tumor Necrosis Factor receptor Superfamily (TNFrSF) agonists, including DR5, which induces programmed death of cancer cells, as well as OX40, glucocorticoid-induced TNFr-related protein (GITR) and other TNFrSF members, which we believe may enhance the ability of the immune system to fight cancer.

▪	Targeted cytokines: Targeted cytokine delivery, including IL-15, which we believe may be helpful in inducing and maintaining immune responses to cancer.

Our Pipeline

Our lead product candidate, IGM-2323, is a CD20 x CD3 bispecific IgM antibody for the treatment of patients with CD20-positive cancer. CD20 is a protein commonly expressed on the surface of NHL cells and chronic lymphocytic leukemia (CLL) cells, while CD3 is a protein expressed on the surface of T cells. IGM-2323 contains 10 binding domains for CD20 and one binding domain for CD3. In our preclinical studies, IGM-2323 strongly bound to CD20-positive cancer cells and induced potent T cell dependent and complement dependent cancer cell death, including those cells with low levels of CD20. In addition, we observed lower cytokine release with IGM-2323 relative to comparable IgG bispecific T cell engaging antibodies in our preclinical studies, which may result in reduced risk of the serious adverse effects of cytokine release syndrome (CRS). In October 2019, we announced the dosing of the first patient in our Phase 1 clinical trial of IGM-2323 for the treatment of relapsed/refractory B cell NHL patients, which is B cell NHL that has either not responded to initial treatment or responded to treatment but then returns. Treatment with combination chemo-immunotherapy, such as with rituximab-based regimens, or high dose chemotherapy and bone marrow transplant, is generally effective and may cure approximately 50-70% of patients with aggressive B cell NHL. Indolent B cell NHL, which represents approximately 40% of B cell NHL cases, remains mostly incurable at advanced stages with current therapies.

Our second product candidate, IGM-8444, is an IgM antibody targeting DR5 for the treatment of patients with solid and hematologic malignancies. DR5 receptors are expressed on a broad range of solid tumors as well as leukemias and lymphomas, but their intracellular apoptotic signaling requires efficient cross-linking of at least three DR5 receptors. IGM-8444 demonstrated significantly enhanced apoptotic signaling compared to an IgG antibody with the same binding domains, resulting in >1,000 fold increased potency in killing cancer cells from multiple cancer cell types in our studies outside of living organisms (in vitro). In our preliminary studies in living organisms (in vivo), specifically cynomolgus monkeys, no untoward toxicity was observed with IGM-8444. We expect to file an IND for IGM-8444 in 2020.

Our third product candidate, IGM-7354, is a bispecific IgM antibody that delivers IL-15 to PD-L1 expressing cells for the treatment of patients with solid and hematologic malignancies. In nature, IL-15 stimulates T cells and natural killer (NK) cells to proliferate and maintain their long-term survival. Our IgM platform allows us to attach IL-15 to the J chain of an IgM antibody targeting PD-L1. We expect to file an IND for IGM-7354 in 2021.

The following table highlights our lead programs:

The following table highlights discovery programs that we are currently prioritizing:

We estimate that these discovery programs are at least two years away from clinical studies, assuming they meet our requirements for advancement. We do not anticipate advancing all of these programs into clinical testing, and some of these programs may be supplanted by other IgM discovery programs.

Our Team

Our management team and board of directors have decades of biotechnology experience and perspective in areas such as cancer biology, immunotherapy, immunology, antibody discovery, protein engineering and clinical development. They bring a strong history of leadership, innovation and research and development experience at leading companies, including Roche/Genentech, Amgen, Gilead Sciences, Celgene, Millennium Pharmaceuticals, Shire, Kite Pharma, Bavarian Nordic, and Northern Biologics. Members of our team were involved in the discovery, development or commercialization of multiple therapeutics, including Tecentriq, Yescarta, Zydelig, Avastin, Lucentis, Vectibix, Activase, TNKase and Kogenate.

Our Strategy

Our strategy is to sustain and extend our global leadership in the development of engineered IgM antibodies for therapeutic use. We plan to achieve this by utilizing our proprietary IgM technology to develop antibodies with differentiated product profiles and the ability to address difficult to treat patients with cancers and other serious diseases. This strategy encompasses the following key elements:

▪

Advance IGM-2323 through clinical development in B cell NHL to establish our IgM platform as the leading CD3 T cell engaging technology. IGM-2323 is our first clinical stage product candidate developed using our IgM platform and we believe it is currently the only engineered therapeutic IgM antibody in active clinical development at this time. In October 2019, we announced the dosing of the first patient in our Phase 1 clinical trial of IGM-2323 as a monotherapy for the treatment of relapsed/refractory B cell NHL patients. We plan on initially developing IGM-2323 for both aggressive and indolent lymphomas as a single agent in relapsed/refractory patients. Further development may include other CD20 expressing hematologic malignancies, such as CLL, and combination therapy in treatment-naïve lymphoma.

▪

Progress IGM-8444, our DR5 IgM antibody, into clinical trials to establish the efficacy of our IgM antibodies in targeting members of the TNFrSF. We plan to file an IND for our second product candidate in 2020 and, if accepted, to advance it into clinical trials in solid and hematologic malignancies. We plan on developing IGM-8444 in solid and hematologic malignancies that have failed standard treatment in combination with other therapies, which may include a broad range of treatment-resistant solid and hematologic malignancies.

▪

Progress, IGM-7354, our IL-15 x PD-L1 bispecific IgM antibody, into clinical trials to establish the efficacy of our IgM antibodies in delivering immune system stimulating cytokines. We plan to file an IND for our third product candidate in 2021 and, if accepted, to advance it into clinical trials in solid and hematologic malignancies. We plan on developing IGM-7354 in combination with other therapies.

▪

Utilize our proprietary T cell engaging and immune stimulating technologies to expand our pipeline of IgM antibody product candidates. Our IgM platform enables us to rapidly create a broad pipeline of product candidates. We plan to prioritize product candidates based on a range of factors, including strength of preclinical data, single agent clinical benefit, efficiency of clinical development paths and market opportunities.

▪

Build antibody manufacturing capabilities to support our future clinical trials and provide commercial supply for any approved product candidates. Manufacturing IgM antibodies is a complex process and represents a critical component to our long-term success. We have invested significant resources developing our manufacturing processes and know-how to enable us to manufacture our IgM antibodies at scale. We believe developing our internal manufacturing capacity is important to enable further process improvements, maintain quality control, limit our reliance on contract manufacturers and protect our trade secrets and other intellectual property. We plan to build out and expand our own manufacturing facilities to produce our product candidates in sufficient quantities to conduct clinical trials and manufacture commercial supply for approved products.

▪

Directly commercialize any approved product candidates in key markets alone or with strategic partners. We retain exclusive worldwide commercial rights to all of our product candidates and intend to pursue clinical development programs with the goal of obtaining regulatory approval in the United States and internationally. We intend to directly commercialize our product candidates in key markets either alone or with partners and may enter into strategic collaborations or other partnerships to accelerate our development timelines and maximize the worldwide commercial potential of any approved product candidates.

▪

Continue to expand our intellectual property portfolio to further protect our IgM platform and our product candidates. We believe we are the global leader in the development of engineered IgM antibodies for therapeutic use, and we have created an extensive intellectual property portfolio to protect our leadership and novel approaches in this field. The intellectual property surrounding our IgM platform consists of patents and patent applications, trade secrets and know-how, and we plan to expand this portfolio as we continue to develop our IgM platform.

We believe that if we are successful in bringing an IgM antibody to market, particularly one that is more effective and/or safer than comparable IgG antibodies, we may significantly alter the course of future therapeutic antibody development.

Our Differentiated Approach and Proprietary Platform

We are developing IgM antibodies that have properties which we believe may enable them to bind more strongly to cancer cells than comparable IgG antibodies in many therapeutic applications. IgM antibodies have 10 binding domains compared to 2 for IgG antibodies, which results in far greater binding power to a cell surface target.

Over the past 40 years, the biotechnology industry’s development of antibodies has yielded effective therapeutic drugs for the treatment of patients with a variety of diseases including cancer, autoimmune diseases and infectious diseases. According to market research, there were over 70 approved antibody related therapies generating over $120 billion in reported worldwide sales in 2018. All of these antibodies are members of the IgG class. We are pioneering the development of new therapies based on the IgM class of antibodies. Our near and medium term efforts are focused on oncology, but we believe our IgM antibodies could have therapeutic applications across a wide range of diseases.

There are two measures of target binding strength that are generally used in connection with antibodies:

▪	Affinity—the binding strength of each individual binding domain of the antibody bound to the target; and
▪	Avidity—the combined binding strength of all of the binding domains of the antibody bound to the target.

The greater number of binding domains of an IgM antibody results in far greater avidity to a cell surface target compared with an IgG antibody with the same affinity per binding domain. The greater number of binding domains also allows IgM antibodies to bind more cell surface targets in close proximity with a single antibody. The inherent biological advantages of IgM antibodies enable:

▪	Stronger binding to cell surface targets, including those with low expression levels, which may result in better and more complete targeting of cancer cells;
▪	Stronger binding to difficult targets, such as tumor associated carbohydrates and glycosylated proteins, which has the potential to expand the range of addressable cancer targets;
▪	Greater ability to cross-link cell surface receptors, which may significantly enhance cellular signaling for killing cancer cells or stimulating T cells; and
▪	Substantially greater ability to utilize the complement dependent cytotoxicity (CDC) mechanism of killing targeted cells, which kills cancer cells without requiring the presence of immune cells.

Development of IgM antibodies has been historically limited by difficulties encountered in the recombinant expression and manufacture of these antibodies. Through our focused efforts over the last nine years, we have developed a broad range of skills, knowledge and trade secrets that have allowed us to successfully express and manufacture a wide range of IgM antibodies.

We created our IgM platform to expand upon the inherent qualities of IgM antibodies and to allow for the rapid development of engineered therapeutic antibodies. Through our efforts, we have developed a wide variety of proprietary methods and techniques designed to achieve the following goals:

▪	Expression and manufacture: Overcome the traditional difficulties the pharmaceutical industry has experienced in recombinantly expressing and manufacturing IgM antibodies;
▪	Engineered IgM antibodies: Create IgM antibodies recombinantly, by transferring IgG binding domains to IgMs, to include the benefits of high affinity and high specificity IgG variable regions;
▪	Bispecific platform: Create bispecific antibodies with the benefits of the high avidity of 10 binding domains to one target combined with one binding domain to a second target;
▪	Improved half-life: Extend the serum half-life of recombinantly generated IgM antibodies; and
▪	Complement modulation: Modulate the CDC mechanism of IgM antibodies.

We believe that our IgM platform creates significant competitive advantages and can serve as the foundation for the development of a broad range of IgM based therapeutic drugs. The following table compares the key properties of IgG antibodies to those of naturally occurring IgM antibodies, as well as to our engineered IgM antibodies:

Properties of IgG vs IgM Antibodies

Our Antibodies

T cell Engagers

We have been able to utilize the natural features of IgM antibodies to create unique and patent protected bispecific T cell engagers, which we believe may have the potential to kill cancer cells through TDCC and CDC while maintaining a favorable tolerability profile. Bispecific T cell engagers are designed to simultaneously target a desired tumor associated antigen on a cancer cell and CD3 (a protein that is expressed on the surface of T cells) and redirect the T cells to kill the cancer cells. In contrast to other bispecific antibody formats that bind to one or two target molecules on the surface of the cancer cell and to one CD3 molecule on the surface of the T cell, our IgM bispecific format provides 10 binding domains to the cancer cell and one binding domain to CD3. We believe that our IgM bispecific antibodies may successfully bind to cancer cells for longer periods and with more avidity compared to IgG bispecific antibodies, which may prove to be particularly advantageous for those cancer cells that express relatively lower amounts of the targeted protein on their surface.

Illustrated in the table below are several classes of bispecific T cell engaging antibodies currently in development: (i) single chain antibodies being developed by third parties that have one target binding domain and one CD3 binding domain that are small in size; (ii) antibodies being developed by third parties using IgG formats that have one or two target binding domains for the cancer cell (two binding domains increases target binding avidity) and one CD3 binding domain; and (iii) our IgM antibody with 10 target binding domains for the cancer cell (10 binding domains produces higher target binding avidity) and one CD3 binding domain.

Properties of Cancer Cell Target x CD3 T Cell Engager Antibodies

In our in vitro studies, IgM antibodies bind antigens with high avidity that results in the IgM antibody remaining attached to the target for longer periods of time than an IgG antibody. We believe that this durable binding property will translate to an increased residence time on cancer cells and will increase the chance that a T cell will find and kill the cancer cell while the T cell engager is bound to the cancer cell.

While IgG bispecific T cell engaging antibodies have demonstrated evidence of clinical benefit across several cancer types, serious adverse events and tolerability issues have been reported, including cytokine release syndrome (CRS). CRS is characterized by fever, hypotension, blood coagulation abnormalities and capillary leak. Potentially life threatening effects of CRS include cardiac dysfunction, organ failure, respiratory distress syndrome and neurologic toxicity. Such findings have also been associated with other T cell engaging approaches, including Chimeric Antigen Receptor-T cell therapies (CAR-T). Patient deaths have resulted from CRS in the clinical testing of IgG bispecific T cell engaging antibodies and CAR-T. These serious adverse events can also result in dose limiting toxicities of IgG bispecific T cell engaging antibodies and potentially limit the optimal efficacy of these therapeutic agents. The potential for CRS can also result in the need for high levels of patient monitoring, expense and inconvenience.

Our IgM based CD20 x CD3 bispecific antibody has shown no apparent CRS symptoms in our non-human primate studies at tested doses significantly higher than doses currently safely achievable with IgG bispecific antibodies. In addition, in human blood cell ex vivo studies, we observed a much lower cytokine release profile for our IgM based CD20 x CD3 bispecific antibody compared to an IgG bispecific antibody with the same CD20 and CD3 binding domains. We believe that the density of the immune synapses, the interfaces joining T cells and cancer cells, formed by our CD20 x CD3 IgM bispecific antibody between a T cell and CD20 positive target cell may be lower than the density of the immune synapses formed by bispecific IgG antibodies and CAR-T. The larger size of our bispecific IgM, we believe, may result in fewer CD3 molecules and T cell receptors being bound per immune synapse, similar to the natural interaction of T cell receptors and tumor peptide MHC (major histocompatibility complex), a set of cell surface proteins that recognize foreign molecules as part of the immune system, as compared to higher density CD3 binding in the case of CAR-T and other bispecific T cell and target engager formats. As a consequence, we believe this may result in reduced cytokine release with our IgM bispecific antibody than with CAR-T and bispecific T cell and target engagers.

Receptor Cross-linking Agonists

We are also using our IgM platform to develop IgM antibodies that bind to members of the TNFrSF. Members of the TNFrSF must be bound in clusters of at least three in order to send a strong biological signal to the cell. This family includes targets that will cause the death of cancer cells, such as DR5, and targets that will cause the proliferation of T cells, such as OX40 and GITR.

Receptor Cross-linking Agonist IgG vs IgM Antibodies

There have been multiple attempts to create IgG based therapeutic antibodies directed at DR5, OX40 and GITR. However, since IgG antibodies naturally bind only two DR5, OX40 or GITR cell surface proteins, their bivalent nature inherently limits their signaling efficacy. In contrast, we are utilizing the 10 binding domains of IgM antibodies to more efficiently cross-link these molecules on the cell surface. In multiple in vitro cell studies, we have observed that IgM antibodies have much greater potency than IgG antibodies with the same binding domains.

Targeted Cytokines

We are leveraging our IgM platform to create bispecific IgM antibodies with high avidity to selected cell surface targets to deliver potent, immune stimulating cytokines. These IgM antibodies will initially target the delivery of IL-15 to induce immune cell stimulation and proliferation. Targeted delivery of cytokines is designed to reduce systemic toxicities of cytokine therapy while enhancing immune system activity in the tumor microenvironment. Stimulation of the IL-15 pathway may be important in strengthening and maintaining both the endogenous and the synthetic T cell immune responses.

We believe that our IgM platform has certain inherent advantages for this application. Importantly, we believe that the high avidity and long-lasting binding of our IgM antibodies may help to effectively bind and deliver the cytokine to the target cell for an extended period. We also believe that the high avidity of the IgM antibodies may allow binding and delivery of the cytokine to cells that have relatively low density of the surface target. Targeted IL-15 may also provide complementary effects when combined in a treatment regimen with our T cell engaging antibodies, such as CD20 x CD3 or our solid tumor T cell engagers.

Our Product Candidates

We are leveraging our IgM platform to discover and develop product candidates for the treatment of cancer patients. Our lead product candidate, IGM-2323, is a CD20 x CD3 bispecific IgM antibody designed to treat patients with B cell NHL and other B cell malignancies. Our second product candidate, IGM-8444, is an IgM antibody targeting Death Receptor 5 (DR5) proteins for the treatment of patients with solid and hematologic malignancies. Our third product candidate, IGM-7354, is a bispecific IgM antibody delivering interleukin-15 (IL-15) cytokines to PD-L1 expressing cells for the treatment of patients with solid and hematologic malignancies.

IGM-2323: CD20 x CD3 Bispecific IgM Antibody

Our lead product candidate, IGM-2323, is a CD20 x CD3 bispecific IgM antibody designed to treat patients with B cell NHL and other B cell malignancies. Our initial therapeutic goal with IGM-2323 is to safely and effectively treat relapsed/refractory B cell NHL patients. CD20 is a protein that is frequently expressed on the surface of malignant B cells, while CD3 is a protein that is expressed on the surface of T cells and is an essential activating molecule of the T cell. IGM-2323 has 10 binding domains to CD20 and a single binding domain to CD3 (specifically CD3ɛ). In addition, IGM-2323 contains a human serum albumin molecule attached to the Joining chain (J chain) to enhance its pharmacokinetic properties. The J chain naturally occurs in IgM antibodies and joins the IgM subunits into pentameric antibodies.

IGM-2323 is designed to simultaneously and stably bind a CD20 expressing cancer cell as well as CD3 on a cytotoxic T cell, bringing both cells into close proximity. This interaction mimics the normal T cell activation pathway leading the T cell to recognize and kill the cancer cell by releasing cytotoxic biochemicals (perforins and granzymes) that penetrate and perforate the cancer cell. The TDCC mediated killing mechanism of IGM-2323 on CD20 expressing cancer cells is shown in the diagram below.

IGM-2323 Binding to a CD20 Positive Cancer Cell and Inducing TDCC

Schematic diagram of IGM-2323 binding a CD20 expressing B cancer cell and a CD3 expressing T cell for T cell directed cellular cytotoxicity (TDCC). Shown is the IGM-2323 induced T cell release (degranulation) of cytotoxic biochemicals from T cell lytic granules in close proximity to the cancer cell to induce perforin pore formation in the cell membrane, allowing cell entry of the cytotoxic biochemicals and induction of cancer cell death.

IGM-2323 also employs an additional mechanism to kill CD20 expressing cancer cells, known as complement dependent cytotoxicity (CDC). CDC is a mechanism by which antibodies can mediate specific targeted cell killing by activating the complement system. Components of the complement system are naturally present in humans, and IgM antibodies are the most efficient antibodies at engaging the complement system for CDC, with an approximately 100 fold increase in CDC relative to comparable IgG CD20 antibodies. The CDC mediated killing mechanism of CD20 expressing cancer cells by IGM-2323 is shown in the diagram below.

IGM-2323 Binding to a CD20 Positive Cancer Cell and Inducing CDC

Schematic diagram of IGM-2323 binding a CD20 expressing B cancer cell and recruiting components of the complement system from the serum to induce complement dependent cytotoxicity (CDC) through formation of a membrane attack complex.

We believe the dual mechanisms of action of IGM-2323, both TDCC and CDC, may further enhance its efficiency in eliminating CD20 expressing cancer cells and may decrease the likelihood of cancer escape or resistance.

Non-Hodgkin’s Lymphoma

B cell NHL is a group of blood cell cancers that affect the lymphatic system. NHL is among the most common cancers in the United States and Europe with more than an estimated 74,000 and 115,000 new cases diagnosed in 2018, respectively. In the United States, NHL is expected to have caused approximately 20,000 cancer-related deaths in 2019. CD20 expressing B cell derived lymphomas constitute approximately 85% of NHL cases. The natural progression of NHL varies widely across multiple forms, including aggressive forms, such as diffuse large B cell lymphoma, and more slowly growing indolent forms, such as follicular lymphoma.

Systemic chemo-immunotherapy (alkylator based chemotherapy plus monoclonal antibody (mAb) therapy directed at the B cell antigen CD20) is the current standard of care of treatment for advanced stage disease in most NHL patients. This standard of care for B cell NHL generally includes treatment with the CD20 IgG antibody rituximab. While this treatment is generally effective, a significant percentage of patients are either initially refractory to rituximab treatment or eventually relapse following rituximab treatment. For instance, some patients may enter treatment with relatively low CD20 expression on their cancer cells and present with refractory disease. Other patients may have early success with rituximab treatment, yet eventually develop resistance to rituximab treatment due to selection pressure towards the survival of relatively lower CD20 expressing cancer cells resulting from the rituximab therapy. Treatment with combination chemo-immunotherapy, such as with rituximab, or high dose chemotherapy and bone marrow transplant, is generally effective and may cure approximately 50-70% of patients with aggressive B cell NHL. Indolent B cell NHL, which represents approximately 40% of cases, remains mostly incurable at advanced stages with current therapies.

For patients with B cell NHL that is relapsed/refractory to CD20 therapy, additional therapeutic options are used and include synthetic immune approaches, such as CAR-T. While these approaches have been demonstrated to lead to high response rates, they have also been associated with life-threatening and sometimes fatal toxicities, including severe CRS and severe neurotoxicity. Additionally, the number of weeks required to produce the CAR-T treatment product and the high cost of treatment limit access to such treatment. Other therapeutic options generally do not improve survival outcomes, and the majority of relapsed/refractory patients succumb to their disease. As a result, there is an acute need for therapeutic advances that are able to target the lower levels of CD20 expressed on the surface of relapsed/refractory B cell NHL. Additionally, drugs that are well tolerated and effective enough to be utilized as initial therapy of B cell NHL, where the opportunity to achieve cures is highest, are also needed.

Preclinical Data

In contrast to other bispecific antibody formats that bind to one or two CD20 molecules on the surface of the cancer cell and to one CD3 molecule on the surface of the T cell, IGM-2323 has 10 binding domains to CD20 and one binding domain to CD3. The figure below shows the results of our in vitro studies that demonstrate the enhanced binding power of IGM-2323 to a CD20 expressing B cell cancer line compared to a bispecific IgG antibody. As shown in the figure below, IGM-2323 was able to achieve approximately 70x stronger binding as compared to a bispecific IgG antibody with the same CD20 and CD3 binding domains at equal concentrations. We believe that IGM-2323 with its 10 binding domains for CD20 may successfully bind to CD20 expressing cancer cells with more avidity compared to an IgG bispecific antibody with only one binding domain for CD20, which may prove to be particularly advantageous for those cancer cells that express relatively lower amounts of CD20 on the cancer cell surface.

Relative Binding Strength of IGM-2323 and an IgG Version of IGM-2323 to CD20 Expressing Cells

Human CD20 expressing B cells (Ramos cell line) was incubated for 30 minutes with increasing concentrations of either IGM-2323 or a bispecific IgG version with the same CD20 and CD3 binding domains and antibody binding was determined by flow cytometry. Shown are the means ± 1 standard deviation values of the maximum value obtained in the assay (100%). Similar results were obtained in three repeat assays.

In our in vitro studies, IgM antibodies bind antigens with high avidity that results in the IgM antibody remaining attached to the target for longer periods of time than an IgG antibody. We believe that this durable binding property will translate to an increased residence time on cancer cells and will increase the chance that a T cell will find and kill the cancer cell while the T cell engager is bound to the cancer cell. This is exemplified in the figure below, where it was observed that IGM-2323 killed approximately 68% more cancer cells than the bispecific IgG antibody administered at equal concentrations with a ratio of one T cell to five cancer cells. This in vitro study demonstrates that a B cell cancer line is killed more efficiently by IGM-2323 than a bispecific IgG antibody under conditions where T cells are limited in number.

Relative Killing of a B cell Cancer Line by IGM-2323 vs an IgG Bispecific Antibody

A mixture of lymphoma cells (Ramos cell line) and human T cells were incubated with either IGM-2323 or a bispecific CD20 x CD3 IgG antibody at a ratio of one T cell to five cancer cells for 48 hours. Cell killing was evaluated by flow cytometry and means + 1 standard deviations are shown and is representative of two repeat studies.

Also due to the 10 binding domains to CD20, we believe that IGM-2323 may perform well in those clinical circumstances in which CD20 expression has been reduced due to prior treatment with rituximab. This performance has been modeled by laboratory studies which were designed to mimic the clinical situation in which CD20 target expression on cancer cells is reduced, such as in cancers that have relapsed or are resistant to the standard of care therapy rituximab. As shown in the figure below, in our laboratory studies with these rituximab resistant cells, IGM-2323 had up to 1,000 fold increased potency in killing resistant cancer cells compared to rituximab.

Relative Killing Activity of IGM-2323 and Rituximab Using a Rituximab Resistant B cell Cancer Line

A rituximab resistant Ramos B cell cancer line was incubated with increasing concentrations of IGM-2323 or rituximab in the presence of human complement, T cells and NK cells from human peripheral blood mononuclear cell preparations for 48 hours and cell killing was evaluated by flow cytometry. Shown are the means + 1 standard deviations of a representative study from three repeat studies.

While IgG bispecific T cell engaging antibodies have demonstrated evidence of clinical benefit across several tumor types, serious adverse events and tolerability issues have been reported, including CRS. CRS is characterized by fever, hypotension, blood coagulation abnormalities and capillary leak. Potentially life threatening effects of CRS include cardiac dysfunction, organ failure, respiratory distress syndrome and neurologic toxicity. Such findings have also been associated with other T cell engaging approaches, including CAR-T. Patient deaths have also resulted from CRS in the clinical testing of IgG bispecific T cell engaging antibodies and CAR-T. These serious adverse events can also result in dose limiting toxicities of IgG bispecific T cell engaging antibodies and potentially limit the optimal efficacy of these therapeutic agents. The potential for CRS can also result in the need for high levels of patient monitoring, expense and inconvenience.

In addition to enhanced binding to low CD20 expressing tumors, IGM-2323 has been shown to have a lower cytokine release profile associated with the TDCC mechanism of action compared to an IgG based CD20 x CD3 antibody with the same CD20 and CD3 binding domains, when tested in vitro with human T cells and human B cells. Shown in the figure below is the expression of inflammatory cytokines interferon gamma (IFNɣ), tumor necrosis factor alpha (TNFα), IL-6 and IL-2 released after incubation of CD20 expressing B cells, T cells and IGM-2323 or a comparable bispecific IgG antibody.

Comparison of Cytokine Release from IgM Bispecific IGM-2323 and an IgG Version of IGM-2323 in vitro

Human peripheral blood cells containing CD20 expressing B cells, T cells and NK cells were incubated for approximately 24 hours with increasing concentrations of IgM bispecific IGM-2323 and an IgG version with the same CD20 and CD3 binding domains in vitro. Shown are the means + 1 standard deviation levels of cytokines released into the culture medium from a representative study from two repeat studies.

We have also evaluated inflammatory cytokine release in non-human primate studies using a modified version of IGM-2323 that interacts with cynomolgus monkey T cells (TDCC and CDC mechanisms). As shown below, a dose dependent evaluation of the modified version of IGM-2323 resulted in minimal increases in expression of inflammatory cytokines interferon gamma (IFNɣ), tumor necrosis factor alpha (TNFα), IL-6 and IL-2 in plasma.

Peak plasma inflammatory cytokine levels in non-human primates following treatment with a modified version of IGM-2323

Non-human primates were treated intravenously with single doses of a slightly modified version of IGM-2323 that interacts with monkey CD3, at doses ranging from 0.01 to 25 mg/kg. Peak plasma inflammatory cytokine levels were measured at various time points between 1 and 48 hrs after intravenous administration of the modified IGM-2323. There were one to four data points per dose, and either single data points or mean values ± 1 standard deviation are shown when two or more data points were obtained.

We have evaluated the potential of the IGM-2323 bispecific format to kill CD20 expressing B cells in mouse studies. In a disseminated lymphoma mouse study using human B cell line Raji with human peripheral blood T cells, IGM-2323 dosed at 0.5 mg/kg improved survival in mice with 90% surviving to 46 days whereas no mice survived beyond day 25 when treated with vehicle.

We have also evaluated IGM-2323 in non-human primate studies. As shown below, a dose dependent depletion of B cells from blood was observed with IGM-2323 (CDC mechanism only) and a modified version of IGM-2323 that interacts with monkey T cells (TDCC and CDC mechanisms). These studies established (i) that IGM-2323 can mediate CDC-dependent depletion of CD20 positive B cells in vivo, and (ii) that the addition of TDCC to CDC, as mediated by the modified version of IGM-2323 in monkeys, improves the potency of B cell depletion by roughly 20 fold.

Dose-dependent B cell depletion (CD19+) in non-human primates

Non-human primates were treated with single doses of IGM-2323 or a slightly modified version of IGM-2323 that interacts with monkey CD3, at doses ranging from 0.01 to 25 mg/kg. Depletion of B cells was analyzed by flow cytometry at 24 hours post dose using the B cell marker CD19. There were two animals per group, and mean values ± 1 standard deviation are shown compared to baseline values prior to treatment (100%). Data from three studies were compiled and fitted to a four parameter curve. This data indicates an approximately 20-fold enhanced potency with combined TDCC and CDC mechanisms.

Repeated dosing of the modified version of IGM-2323 has also been evaluated in non-human primate GLP studies. Data from these studies, shown below, demonstrated that the modified version of IGM-2323 could efficiently eliminate B cells in the blood, as well as in secondary B cell tissues such as spleen and lymph nodes. An alternative marker of B cells, CD19, was used in these studies to prevent potential interference in B cell detection by the IgM binding to CD20. We observed no evidence of toxicity up to the maximum studied repeat dose of 25 mg/kg, which is two-fold greater than the intended maximal clinical dose of IGM-2323. We believe these data support clinical development of IGM-2323 as a potential treatment for CD20 expressing B cell malignancies while maintaining limited toxicity.

Histologic Images of B cell Killing (CD19 and CD20) in Non-human Primates

Cynomolgus monkeys were injected every three days with either vehicle or a slightly modified version of IGM-2323 that interacts with non-human primate CD3 at 5 mg/kg. Immunohistochemistry was used to detect CD19 and CD20 positive B cells in non-human primate spleen and mesenteric lymph nodes from a control animal or an animal that received four doses at 5 mg/kg of the modified version of IGM-2323 is shown at day 11 post treatment initiation and is representative data from six animals evaluated per group.

Clinical Development Plan

We plan to develop IGM-2323 as a treatment for patients diagnosed with CD20-expressing malignancies. In October 2019, we announced the dosing of the first patient in a Phase 1 clinical trial of IGM-2323 for the treatment of relapsed/refractory B cell NHL. In this multi-center open label trial, we are studying IGM-2323 initially as a single agent, where it is administered intravenously at a planned fixed-dose, as part of a dose escalation in single patient cohorts followed by 3+3-based protocol, up to a planned dose of 1000 mg, in patients with relapsed/refractory B cell NHL. IGM-2323 is being administered three times per cycle (each cycle is 21 days) for a period of four cycles. The dose limiting toxicity window will be evaluated in the first cycle. The objective of this Phase 1 study is to provide an initial assessment of the safety, pharmacokinetics and preliminary efficacy of IGM-2323 in relapsed/refractory B cell NHL patients. If the therapy appears to be safe and tolerable and significant evidence of efficacy, such as durable complete responses, is observed, we will expand the clinical testing of IGM-2323 in additional relapsed/refractory patients expected to express CD20 on their cancer cells, including diffuse large B cell lymphoma and/or relapsed/refractory follicular lymphoma, and potentially further to relapsed/refractory chronic lymphocytic leukemia. Additional combination studies adding IGM-2323 to standard of care regimens in earlier lines of treatment may be developed based upon initial results from this Phase 1 study. We expect to report initial data from this Phase 1 trial in the second half of 2020.

IGM-8444: Death Receptor 5 Agonist IgM Antibody

Our second product candidate, IGM-8444, is an IgM antibody targeting DR5 for the treatment of patients with solid and hematologic malignancies. DR5 is a member of the TNFrSF and is often expressed on the surface of cancer cells. Similar to other members of the TNFrSF, strong signaling to effect a biological response requires that three or more DR5 receptor proteins be cross-linked together on the surface of a cancer cell through the binding of either the natural DR5 ligand (TRAIL) or an antibody or other therapeutic drug that can efficiently cross-link the DR5 receptors. Binding and cross-linking of DR5 receptors sends a signal to the cancer cell to induce programmed death of cancer cells, also known as apoptosis.

DR5 Signaling to Induce Programmed Death of Cancer Cells

Solid and Hematologic Malignancies

DR5 is expressed in a broad range of solid tumors (e.g., colon, gastric, pancreatic, lung, breast and prostate tumors) as well as leukemias and lymphomas. Although DR5 is expressed on some normal cells in the body, cancer cells have been shown to be more sensitive to DR5 signaling compared to cells of healthy tissues. Various IgG DR5 antibodies have been tested in early stage clinical trials by other companies, but these IgG antibodies failed to demonstrate adequate efficacy. As IgG DR5 antibodies only bind to two DR5 receptors, these IgG antibodies may not have created sufficient cross-linking of DR5 to send an efficient apoptotic signal to the cancer cells, which may account for the relatively small number of monotherapy responses observed in the clinical trials of these IgG antibodies. In contrast, DR5 IgM antibodies have the capacity for multivalent binding of DR5, which results in cross-linked DR5 receptors on the cell surface.

Preclinical Data

In our laboratory studies, shown in the figure below, multiple DR5 IgM antibodies showed significantly enhanced in vitro efficacy compared to an IgG antibody with the same binding domains, often resulting in at least >1,000 fold increased potency in killing cancer cells from multiple cancer cell types with encouraging in vitro toxicity data. As shown in the figures below, we observed that multiple different engineered DR5 IgM antibodies were able to kill cancer cells at concentrations of 5,000-12,000 fold less than DR5 IgG antibodies with the same binding domains at equal concentrations.

Cell Line Killing Comparison of DR5 IgG and IgM Antibodies with Five Different Binding Domains

Human colon cancer cell line Colo205 was incubated in vitro with either DR5 IgG antibodies or IgM antibodies with the same binding domains at increasing concentrations. The ability of the antibodies to kill the cancer cells was tested after 24 hours of incubation. Shown are means + 1 standard deviations of the percent viable (surviving cancer cells) cells at each antibody concentration tested. Studies were repeated between 2-6 times with similar results.

The effective cancer cell killing by IGM-8444 is exemplified in the figure below, where it was observed that IGM-8444 significantly killed gastric cancer cells in vivo with 60% of mice being tumor-free after 100 days, as compared to vehicle.

Killing Activity of IGM-8444 Using a Gastric Patient-Derived Xenograft (PDX) Model

A DR5 positive gastric cancer from a patient (PDX) was injected subcutaneously in mice and when tumor volumes reached ~100 mm3, mice were injected intravenously with 5 mg/kg of IGM-8444 or vehicle every two days for a total of seven injections.  Tumor growth measurements were evaluated over 100 days.  The graph shows the mean tumor volumes + standard error of the means of a total of 10 mice per group. At 100 days, six of the 10 mice from the IGM-8444 treated group had no detectable tumors whereas all mice in the vehicle treated group developed tumors.

We have also evaluated IGM-8444 for potential cytotoxicity. In multiple in vitro studies on human hepatocytes, IGM-8444 did not induce toxicity at doses that are expected to be therapeutically active.

Survival of Human Hepatocytes from IGM-8444 in vitro

Human colon cancer cell line Colo205 (red) or normal human hepatocytes (blue) were incubated in vitro with IGM-8444 at increasing concentrations. The ability of IGM-8444 to kill the cancer cells or hepatocytes was tested after 24 hours of incubation. Shown are means + 1 standard deviations of the percent viable (surviving cells) cells at each antibody concentration tested, and the results of three or four independent repeat studies for the hepatocytes and Colo205 cells respectively were combined.

Furthermore, in preliminary studies in cynomolgus monkeys, IGM-8444 did not induce toxicities when tested at doses up to 30 mg/kg.

Clinical Development Plan

Based on the encouraging activity observed in multiple in vitro and in vivo studies, we believe that IGM-8444 may produce effective apoptotic signaling in cancer cells and have the potential to treat patients with solid and hematological malignancies, particularly in combination with chemotherapeutic drugs or other apoptotic pathway agents. We plan to file an IND for IGM-8444 in 2020 in order to begin clinical testing in solid and hematologic malignancies. The proposed multi-center open label Phase 1 clinical trial would study IGM-8444 intravenously administered as part of a staggered monotherapy and in combination with chemotherapy 3+3 dose escalation in Phase 1 patients with solid tumor and hematologic malignancies. The objective of this Phase 1 clinical trial would be to provide an initial assessment of pharmacokinetics, safety, biomarker evaluation and preliminary efficacy of IGM-8444 both as a single agent and in combination with a defined chemotherapy regimen, based on standard cancer response criteria. Additional combination studies in different indications with different combination regimens expected to act synergistically with IGM-8444 may be developed based upon initial results from this planned Phase 1 clinical trial.

IGM-7354: IL-15 x PD-L1 Bispecific IgM Antibody

Our third product candidate, IGM-7354, is a bispecific IgM antibody delivering interleukin-15 (IL-15) cytokines to PD-L1 expressing cells for the treatment of patients with solid and hematologic malignancies.

In nature, IL-15 stimulates T cells and NK cells to proliferate and maintain their long-term survival. Our IgM platform allows us to attach IL-15 to the J chain of a targeting IgM antibody. We believe that this targeted delivery system for IL-15 will lead to the proliferation of T cells and NK cells in the area of the cells targeted by the IgM antibody.

IL-15 Delivered by High Avidity PD-L1 IgM Antibody

Schematic diagram of a PD-L1 IgM antibody (green binding domains) with IL-15 (red oval) attached to the J chain and subsequent binding to PD-L1 expressing cancer cells and activation of CD8 T cells and NK cell proliferation with IL-15.

Preclinical Data

In an in vitro study, shown in the figure below, IGM-7354 dramatically enhanced proliferation in approximately 60% of CD8 T cells and 80% of NK cells, while a PD-L1 IgM antibody without IL-15 attached to the joining chain did not increase proliferation in CD8 T cells and NK cells.

Comparative Activity of the PD-L1 IgM Antibody with and without IL-15 Fused to the J Chain

The PD-L1 IgM antibody with and without IL-15 fused to the J chain was incubated at increasing concentrations with human peripheral blood mononuclear cells in vitro and the proliferation of CD8+ effector T cell and NK cells was evaluated after three to four days. Shown is a representative study from >10 repeat studies.

We have also evaluated the potential of IGM-7354 to activate and enhance proliferation of T cells and NK cells in mouse studies. As shown below, an evaluation of IGM-7354 in humanized mice resulted in a 3.6 fold increase in CD8 T cells and 21 fold increase in NK cells compared to vehicle.

Comparative Activity of IGM-7354 and Vehicle

Mice engrafted with human hematopoietic stem cells (CD34+) that developed human immune cells, were injected intraperitoneally with vehicle or 3 mg/kg of a IL-15 x PD-L1 IgM antibody every day for 4 days.  On the fifth day, blood was analyzed for the number of CD8+ T cells and NK cells.  Shown are the mean numbers of cells + 1 standard deviations and shown above the bars are the fold expansion compared to vehicle.

Clinical Development Plan

We expect to file an IND for IGM-7354 in 2021 in order to begin clinical testing in solid and hematologic malignancies. The proposed multi-center open label Phase 1 clinical trial would study IGM-7354 intravenously administered as part of a staggered monotherapy and in combination with chemotherapy 3+3 dose escalation in Phase 1 patients with solid tumor and hematologic malignancies. The objective of this Phase 1 clinical trial would be to provide an initial assessment of pharmacokinetics, safety, biomarker evaluation and preliminary efficacy of IGM-7354 as a single agent and in combination with a defined chemotherapy regimen, based on standard cancer response criteria.

Research and Discovery Programs

The following table highlights discovery programs that we are currently prioritizing:

We estimate that these discovery programs are at least two years away from clinical studies, assuming they meet our requirements for advancement. We do not anticipate advancing all of these programs into clinical testing, and some of these programs may be supplanted by other IgM discovery programs.

We have begun conducting research on a broad range of cancer cell targets with our proprietary bispecific T cell engaging IgM antibodies. We believe that our IgM platform will allow for treatment with a relatively favorable cytokine release profile with respect to a variety of cancer cell targets, including those targets which are expressed at a relatively low level on the surface of cancer cells.

Our initial T cell engaging research and development efforts are focused on the following targets:

CD123 x CD3

Acute myeloid leukemia (AML) is the leading cause of leukemia mortality in the United States, with more than 20,000 new patients diagnosed per year and a five-year survival of less than 30%. This five-year survival rate further decreases to approximately 10% in patients over 60 years old. Few advances have been made in the treatment of AML patients within the last 40 years, and current treatment options primarily consist of intense chemotherapy and stem cell transplantation.

Several different approaches have been taken to target cell surface molecules on AML cells to utilize T cells to kill AML cells. One such surface molecule, CD123 (also known as IL-3 receptor alpha chain), is expressed on the cancer cells of more than 90% of AML patients. In addition, CD123 is often highly expressed on the cancer cells of patients who have genetic mutations associated with a very poor prognosis. CD123 is also a clinically validated target for certain hematological malignancies. In 2018, a CD123 targeting therapeutic tagraxofusp (IL-3 recombinantly fused to a truncated diphtheria toxin) was approved by the FDA for blastic plasmacytoid dendritic cell neoplasms and is in clinical trials for additional hematological malignancies.

Phase 1 clinical studies have been conducted with CD123 x CD3 bispecific antibodies by other companies. Although early signs of clinical efficacy have been reported in some patients, severe CRS and some patient deaths have also been observed with these T cell engaging antibodies directed at CD123. We believe that the cytokine release profile of our IgM platform may allow us to effectively treat these patients with an acceptable tolerability profile. In vitro TDCC assays using CD123 expressing AML cell lines have demonstrated that a CD123 x CD3 IgM antibody can induce potent T cell redirected killing of AML cancer cell lines.

CD38 x CD3

Multiple myeloma (MM) is a malignant disease caused by mature antibody producing B cells hyper-proliferating in the bone marrow. In the United States in 2019, approximately 32,000 new cases of MM were estimated to have occurred and approximately 13,000 deaths were associated with the disease. Although advances have been made in the treatment of MM, most patients eventually relapse after treatment, and the five-year survival rate is approximately 50%.

CD38 is a cell surface protein that has been shown to be effective and important in the treatment of MM patients. It can be expressed at high levels on the surface of MM cells, and it is the target of the monospecific IgG based antibody daratumumab, which has been approved for the treatment of patients with relapsed or refractory MM. Although most patients initially respond to CD38 monospecific IgG antibodies, either as monotherapies or in combination with other drugs, a significant number of these patients eventually develop progressive disease. As with CD20, we believe that bispecific T cell engagers directed at CD38 may be able to effectively treat some of these relapsed/refractory patients. In vitro studies with CD38 expressing MM cell lines have demonstrated that CD38 x CD3 IgM antibodies can induce potent TDCC killing of MM cancer cell lines, and these IgM bispecific antibodies were shown to be more potent in vitro than an IgG antibody that uses the antibody-dependent cellular cytotoxicity (ADCC) mechanism of killing.

Other Cancer Cell Targets x CD3

The high avidity provided by the 10 binding domains of our IgM platform may also provide significant advantages in the treatment of patients with solid tumors compared with IgG based bispecific formats. For example, our high avidity format may allow us to target cancer cells that express relatively low cell surface levels of the targeted tumor associated antigen. It may also allow us to target difficult solid tumor targets such as carbohydrates and glycosylated proteins that are challenging to bind with low affinity IgG antibodies. Our candidate selection strategy is to prioritize well characterized tumor targets where we believe an IgM bispecific antibody may have significant advantages over standard IgG bispecific approaches.

Third-Party Agreements

We have entered into agreements pursuant to which we are evaluating antibody sequences from third parties. Under these agreements, we are able to research and initially develop some of our discovery programs and are required to make certain annual payments. These payments did not exceed $500,000 in the aggregate in 2019. We also have the option to negotiate or enter into commercial license agreements with these third parties if we elect to continue development or commercialization of any product candidates resulting from these agreements. If we exercise our option to negotiate or enter into any commercial licenses with these third parties, we will be subject to additional payment obligations upon achievement of certain development, regulatory, commercialization and other milestones and low single digit royalty payments on product sales.

Manufacturing and Supply

We do not currently operate a current good manufacturing practice (cGMP) manufacturing facility. We expect to continue to rely for some time, on third parties for the manufacture of our product candidates for preclinical and clinical testing. We also rely, and expect to continue to rely, on third parties to package, label, store and distribute our investigational product candidates.

We have spent significant resources developing our current manufacturing processes and know-how to produce sufficient yields and optimize functionality in conjunction with our contract manufacturing partners. Typically, we use Chinese hamster ovary (CHO) cells to produce IgM and bispecific IgM antibodies by transfecting those cells with plasmids containing genes encoding heavy chain (HC), light chain (LC) and J chain (JC) domains. To construct a bispecific IgM we use a plasmid containing a modified JC gene that encodes a single chain fragment variable (scFv) domain. The IgM pentamers, containing HC, LC and JC in an appropriate ratio (e.g., 10:10:1), are assembled within the CHO cells, and secreted into the cell supernatant, all of which are contained in a large single-use bioreactor. The product IgM is harvested and purified to homogeneity using methods and processes developed by us. Our processes provide for cost-effective purification and formulation stability in the manufacturing of IgM antibodies.

We are in the process of building a cGMP manufacturing facility expected to be adequate for the manufacture of clinical trial drug materials. Once this facility becomes operational, we expect to manufacture future clinical product candidates primarily using our facility. We expect to continue to manufacture clinical materials for our first three product candidates, IGM-2323, IGM-8444 and IGM-7354, at outside partners for some extended period of time.

Subject to the clinical trial success of our product candidates, we plan to design and build a commercial manufacturing facility for the future commercial manufacturing of some or all of our commercial products.

To date, we have obtained bulk drug substance (BDS) for IGM-2323 from a single-source third-party contract manufacturer. While any reduction or halt in supply of BDS from this contract manufacturer could limit our ability to develop our product candidates until a replacement contract manufacturer is found and qualified, we believe that we have sufficient BDS to support our current clinical trial programs. Filling and finishing of the BDS for IGM-2323 has been completed at another third-party contract manufacturer.

We also expect to obtain BDS for IGM-8444 and IGM-7354 from single-source third-party contract manufacturers, and we expect that filling and finishing of the BDS for IGM-8444 and IGM-7354 will be completed at third-party contract manufacturers.

All of our product candidates are manufactured from a master cell bank of that antibody’s production cell line. We have or intend to have one master cell bank for each product candidate that was or will be produced and tested in accordance with cGMP and applicable regulations. Each master cell bank is or will be stored in two independent locations, and we intend to produce working cell banks for each product candidate later in product development. It is possible that we could lose multiple cell banks from multiple locations and have our manufacturing severely impacted by the need to replace the cell banks. However, we believe we have adequate backup should any particular cell bank be lost in a catastrophic event.

Competition

The pharmaceutical and biotechnology industries are characterized by rapidly advancing technologies, intense competition and a strong emphasis on proprietary products. We face potential competition from many different sources, including major multinational pharmaceutical companies, established biotechnology companies, specialty pharmaceutical companies, universities, academic institutions, government agencies and other public and private research organizations that conduct research, seek patent protection and establish collaborative arrangements for the research, development, manufacturing and commercialization of cancer immunotherapies. Any product candidates that we successfully develop and commercialize will compete with new immunotherapies and other drug products that may become available in the future.

We compete in the segments of the pharmaceutical, biotechnology and other related markets that develop cancer treatments. There are many other companies that have commercialized and/or are developing immuno-oncology treatments for cancer, including large pharmaceutical and biotechnology companies, such as AbbVie, Amgen, AstraZeneca, Bristol-Myers Squibb, Merck, Novartis, Pfizer and Roche/Genentech.

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

With respect to our lead product candidate, IGM-2323, we are aware of other companies with competing clinical stage therapeutics that target CD20, which include, but are not limited to, Roche/Genentech, Regeneron, Xencor and Genmab.

With respect to our second product candidate, IGM-8444, we are aware of other companies with competing clinical stage therapeutics that target DR5, which include, but are not limited to, AbbVie, InhibRx, Genmab, Clover Biopharmaceuticals and Boehringer Ingelheim.

With respect to our third product candidate, IGM-7354, we are aware of other companies with competing clinical stage therapeutics that utilize targeted and untargeted IL-15, which include, but are not limited to, Roche/Genentech, Kadmon, Nektar, Xencor, ImmunityBio and Cytune Pharma.

Many of the companies against which we are competing or against which we may compete in the future have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals and marketing approved drugs than we do. Mergers and acquisitions in the pharmaceutical, biotechnology and diagnostic industries may result in even more resources being concentrated among a smaller number of our competitors. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These competitors also compete with us in recruiting and retaining qualified scientific and management personnel, establishing clinical trial sites and enrolling subjects for our clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs.

We could see a reduction or elimination of our commercial opportunity if our competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are more convenient or are less expensive than any products that we or our collaborators may develop. Our competitors also may obtain FDA or foreign regulatory approval for their products more rapidly than we may obtain approval for product candidates, which could result in our competitors establishing a strong market position before we or our collaborators are able to enter the market. The key competitive factors affecting the success of all our product candidates, if approved, are likely to be their efficacy, safety, convenience, price, the effectiveness of companion diagnostics, if required, the level of biosimilar or generic competition and the availability of reimbursement from government and other third-party payors.

Intellectual Property

The proprietary nature and protection of our platforms, product candidates and discovery programs, as well as our processes and know-how, are important to our business. We have sought patent protection in the United States and internationally for our platform technologies, research discoveries and product candidates. For our product candidates, we seek to pursue patent protection covering compositions of matter, methods of use including various treatment indications and methods of creation and manufacture. Throughout the innovation process, and continuing into the product development process, we also plan to seek to identify additional means of obtaining patent protection that would potentially enhance our commercial success, including obtaining patent protection for additional methods of use, such as additional medical indications, for our product candidates, treatment methods for specific patient populations using our product candidates and methods and tests to identify those patient populations, and the manufacture of our product candidates. We also seek to obtain patent protection for refinements and enhancements to our platform technologies. Our policy is to pursue, maintain and defend patent rights in strategic areas and to protect the technology, inventions, and improvements that are commercially important to the development of our business. We may also rely on trade secrets that may be important to the development of our business, and we may seek to protect and maintain the confidentiality of proprietary information to protect aspects of our business that are not amenable to, or that we do not consider appropriate for, patent protection.

To date, we have spent considerable effort securing intellectual property rights, including rights related to our platform technology and product candidates. Our patent portfolios covering our platform technology, product candidates, and related discovery programs, are summarized below.

Platform Technologies

As of December 31, 2019, our patent portfolio related to our platform technologies includes ten patent families and includes issued U.S. and international patents directed to our modified J chain technology. The platform portfolio includes five granted patents, two allowed applications, 53 pending applications in active prosecution in 16 countries or regions, two pending Patent Cooperation Treaty (PCT) applications, one published, and two pending unpublished provisional applications. These patent families are projected to expire between 2034 and 2040, absent any patent term adjustments or extensions. We wholly own the rights to these patent families. Summaries of relevant published patent families are provided below.

The “Modified J Chain” family includes disclosure and claims related to IgM, IgA, and hybrid multimeric antibodies that include a J chain, where the J chain has been modified to include a binding moiety, e.g., an antibody or antibody fragment, or any other protein or non-protein moiety that can bind to a cognate binding partner (including antibody drug conjugates). The application family also includes disclosure and claims related to methods of making and using multimeric antibody molecules comprising a modified J chain, e.g., bispecific IgM antibodies. This patent family has a projected expiration date of April 2, 2035, absent any patent term adjustments or extensions. The Modified J Chain patent family includes granted patents in the United States (two patents) Europe (validated in Austria, Belgium, Switzerland, Germany, Denmark, Spain, Finland, France, Great Britain, Hungary, Ireland, Italy, Luxembourg, the Netherlands, Norway, Poland, Portugal, Sweden, and Slovenia), Mexico, and Singapore. As of December 31, 2019, the patent family also includes pending patent applications in the United States (one application), Australia, Brazil, Canada, China, Europe, Hong Kong (registered through the European Patent Office), India, Israel, Japan, South Korea, Mexico, New Zealand, Russia, Singapore, and South Africa. The granted U.S. and European claims are directed to IgM antibodies (in the first United States patent) and IgM, IgA and hybrid antibodies (in Europe, Mexico, Singapore, and in the second United States patents) comprising a modified J chain with a binding moiety fused or chemically conjugated to selected regions of the J chain. Related claims are being prosecuted in the pending applications.

Two later-filed patent families are related to our “Modified J Chain” family. These two patent families both have a projected expiration date of September 30, 2036, absent any patent term adjustments or extensions. Patent applications in the first of these two families includes disclosure and claims related to multimeric antibodies (e.g., IgM, IgA, or hybrid multimeric antibodies) that include a modified J chain, where the modified J chain includes a binding moiety that modulates a T cell inhibitory pathway, e.g., CTLA4, PD-1, TIM3, LAG3, BTLA, VISTA or TIGIT. Patent applications in this family are pending in the United States, China, and Japan, and the application in Europe is allowed. Patent applications in the second of these two families includes disclosure and claims related to multimeric antibodies (e.g., IgM, IgA or hybrid multimeric antibodies) that include a modified J chain, where the modified J chain includes a moiety that affects adsorption, distribution, metabolism, and/or excretion (ADME) of the multimeric antibody. Exemplary moiety types include, but are not limited to, proteins that increase antibody serum half-life, proteins that affect receptor-mediated transcytosis, and proteins that increase retention of the multimeric antibody in an extravascular space. This patent family also supports product claims covering IGM-2323 (see below). Patent applications in this family are pending in the United States, Australia, Canada, China, Europe, Hong Kong (registered through the European Patent Office), and Japan.

We also own an international patent application, filed under the Patent Cooperation Treaty (PCT) that includes disclosure and claims related to J chain and IgM Fc mutations that inhibit binding of IgM to certain multimeric Ig receptors including the Fcαµ receptor, the Fcµ receptor, and the polymeric Ig receptor. The claims are related to IgM and IgM-derived antibodies that include these mutations, and have substantially increased serum half-lives relative to wild type IgM antibodies. This patent application has a projected expiration date of March 1, 2039, absent any patent term adjustments or extensions. The application is in the international PCT stage and will enter national stage prosecution on or before September 1 or October 1, 2020, depending on the jurisdiction.

Our platform technology portfolio also includes a patent family that includes disclosure and claims related to IgM antibody Fc modifications that affect the ability of the IgM antibody to trigger complement-dependent cytotoxicity (CDC). Patent applications in this family disclose and claim single and combined human IgM Fc amino acid substitutions that reduce and/or completely inhibit IgM’s typical CDC activity. This application has a projected expiration date of April 6, 2038, absent any patent term adjustments or extensions. Patent applications in this family are pending in the United States, Australia, Canada, Europe, Israel, India, Japan, South Korea, Mexico, New Zealand, and Singapore.

We also own two patent families that include disclosure and claims related to multispecific IgM and IgA antibodies, respectively, where the multispecificity of the assembled IgM or IgA binding domains is created through knobs into holes or salt bridge modifications of the IgM or IgA heavy chain and/or light chain constant regions. The multispecific IgM patent family is titled “Constant Chain Modified Bispecific, Penta- and Hexavalent IgM Antibodies,” and is projected to expire on September 4, 2034, absent any patent term adjustments or extensions. This family includes a granted U.S. patent, with claims related to bispecific IgM antibodies with specific heavy and light chain mutations to facilitate formation of bispecific binding regions. Similar claims are allowed in Europe. Related patent applications are pending in Australia, Brazil, Canada, China, India, Japan, and South Korea. The multispecific IgA patent family is titled “IgA Multi-specific Binding Molecules,” and is projected to expire on February 10, 2035, absent any patent term adjustments or extensions. Patent applications in this patent family are pending in the United States, Australia, Brazil, Canada, Europe, Hong Kong (registered through the European Patent Office), India, Japan, and South Korea.

Product Candidates and Discovery Pipeline

Our product candidates and discovery pipeline patent portfolio includes 14 patent families including claims directed to our product candidates. These include two patent families with claims directed to IGM-2323 and two patent families with claims directed to our DR5 IgM antibody product candidates, including IGM-8444. Our product and discovery pipeline portfolio also includes a granted U.S. patent with claims directed to IgM antibody superagonists specific for TNFrSF targets. As of December 31, 2019, our product and discovery pipeline portfolio includes one granted patent, 87 applications in active prosecution in 14 countries or regions, two allowed applications, one pending PCT application and five unpublished pending U.S. provisional applications. These patent families are projected to expire between 2036 and 2040, absent any patent term adjustments or extensions. We wholly own the rights to these patent families. Summaries of published patent families relevant to our product candidates and our discovery pipeline are provided below.

Two patent families with claims directed to IGM-2323 have projected expiration dates of March 4, 2036, and September 30, 2036, respectively, absent any patent term adjustments or extensions. The first patent family includes claims directed to multimeric antibodies, e.g., IgM and IgA antibodies, that include the IGM-2323 CD20 antigen binding domains and methods of treating cancer patients with such antibodies. This patent family further discloses antibodies that include a modified J chain, where the modified J chain includes an antigen-binding domain specific for CD3-epsilon. This patent family includes claims that encompass to the IGM-2323 composition, as well as methods of making and using the same. Patent applications in this family are pending in the United States, Australia, Brazil, Canada, China, Europe, India, Israel, Japan, South Korea, New Zealand, Singapore, and Hong Kong (registered through the European Patent Office). The second family (the “ADME” family referred to above under platform applications), includes claims directed to multimeric, e.g., IgM and IgA antibodies, that include the IGM-2323 CD20 antigen binding domains and a modified J chain, where the modified J chain is fused to an antigen-binding domain specific for CD3-epsilon and also to human serum albumin (HSA). The application family also includes claims to methods of making and using the claimed antibodies. Patent applications in this family are pending in the United States, Australia, Canada, China, Europe, Hong Kong (registered through the European Patent Office), and Japan.

Our patent portfolio also includes six patent families owned by us directed to our TNFrSF superagonist technology and product candidates. The first patent family includes disclosure and claims directed to multimeric superagonist antibodies that bind to any TNFrSF target. This family also includes disclosure and claims directed multimeric superagonist antibodies that bind to DR5 that relate to our DR5 IgM antibody product candidates. The application family, which we own, has a projected expiration date of January 20, 2036, absent any patent term adjustments or extensions, and includes a granted U.S. patent, which is generically directed to IgM-based TNFrSF superagonists and their use in treating cancer patients. Similar claims, as well as claims that relate to our DR5 IgM product candidates, including IGM-8444, have been found allowable in Europe. In addition, claims directed to DR5-targeted multimeric superagonists and specifically our DR5 IgM antibody product candidates including IGM-8444, are pending in the United States. The patent family is also pending in Australia, Canada, China, Europe, Hong Kong (registered through the European Patent Office), India, Israel, Japan, South Korea, New Zealand, Singapore, with claims relating broadly to TNFrSF superagonists and also to DR5 superagonists.

Four patent families are each directed to a specific TNFrSF target, OX40, GITR, CD137/4-1BB, and CD40, respectively, and have projected expiration dates of either July 19, 2037 or July 20, 2037, absent any patent term adjustments or extensions. The OX40 family has a projected expiration date of July 20, 2037, absent any patent term adjustments or extensions, and includes claims directed to a variety of different multimeric OX40 superagonist antibodies and their use for treating cancer patients. Patent applications in this family are pending in the United States, Australia, Canada, China, Europe India, Israel, Japan, Mexico, and New Zealand. The GITR family has a projected expiration date of July 20, 2037, absent any patent term adjustments or extensions, and includes claims directed to a variety of different multimeric GITR superagonist antibodies and their use for treating cancer patients. Patent applications in this family are pending in the United States, Australia, Canada, China, Europe India, Israel, Japan, Mexico, and New Zealand. The CD137/4-1BB family has a projected expiration date of July 19, 2037, absent any patent term adjustments or extensions, and includes claims directed to a variety of different multimeric CD137/4-1BB superagonist antibodies and their use for treating cancer patients. Patent applications in this family are pending in the United States, Australia, Canada, and Europe. The CD40 family has a projected expiration date of July 19, 2037, absent any patent term adjustments or extensions, and includes claims directed to a variety of different multimeric CD40 superagonist antibodies and their use for treating cancer patients. Patent applications in this family are pending in the United States, Australia, Canada, and Europe.

Our patent portfolio also includes an international PCT application directed to combination cancer therapies that include a DR5 superagonist antibody, e.g., our DR5 IgM antibody product candidates, including IGM-8444, in combination with a chemotherapeutic agent, e.g., irinotecan, gemcitabine, or venetoclax. This application has a projected expiration date of February 25, 2039, absent any patent term adjustments or extensions. The application is in the international PCT stage and will enter national stage prosecution on or before August 26 or September 26, 2020, depending on the jurisdiction.

Our patent portfolio also includes a patent family related to the identification and characterization of novel PD-L1 antibodies. This patient family relates to IGM-7354, our IL-15 x PD-L1 bispecific IgM antibody. This application family, titled “Anti-PD-L1 Antibodies,” has a projected expiration date of May 9, 2037, absent any patent term adjustments or extensions. Patent applications in this family are pending in the United States, Australia, Canada, China, Europe, Hong Kong (registered through the European Patent Office), India, Israel, Japan, South Korea, New Zealand, and Singapore.

Our commercial success will depend in part on obtaining and maintaining patent protection and trade secret protection of our current and future product candidates and the methods used to develop and manufacture them, as well as successfully defending these patents against any third-party challenges. Our ability to stop third parties from making, using, selling, offering to sell or importing our product candidates depends on the extent to which we have rights under valid and enforceable patents or trade secrets that cover these activities. We cannot be sure that patents will be granted with respect to any of our pending patent applications or with respect to any patent applications filed by us in the future, nor can we be sure that any of our existing patents or any patents that may be granted to us in the future will be commercially useful in protecting our product candidates, discovery programs and processes.

The term of individual patents depends upon the legal term of the patents in the countries in which they are obtained. In most countries in which we file, the patent term is 20 years from the earliest date of filing a non-provisional patent application. In the United States, the patent term of a patent that covers an FDA-approved drug may also be eligible for patent term extension, which permits patent term restoration as compensation for the patent term lost during the FDA regulatory review process. The Hatch-Waxman Amendments permit a patent term extension of up to five years beyond the expiration of the patent, insofar as the patent covers the FDA-approved product. The length of the patent term extension is related to the length of time the drug is under regulatory review. Patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval, only one patent applicable to an approved drug may be extended and only those claims covering the approved drug, a method for using it, or a method for manufacturing it may be extended. Similar provisions are available in foreign jurisdictions to extend the term of a patent that covers an approved drug. In the future, if and when our product candidates receive FDA approval, we expect to apply for patent term extensions on patents covering those products. While we plan to seek patent term extensions on any of our issued patents in any jurisdiction where these are available, there is no guarantee that the applicable authorities, including the FDA in the United States, will agree with our assessment of whether such extensions should be granted and, if granted, the length of such extensions.

In addition to patent protection, we also rely on trademark registration, trade secrets, know how, other proprietary information and continuing technological innovation to develop and maintain our competitive position. We seek to protect and maintain the confidentiality of proprietary information to protect aspects of our business that are not amenable to, or that we do not consider appropriate for, patent protection. Although we take steps to protect our proprietary information and trade secrets, including through contractual means with our employees and consultants, third parties may independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets or disclose our technology. We may therefore not be able to meaningfully protect our trade secrets. It is our policy to require our employees, consultants, outside scientific collaborators, sponsored researchers and other advisors to execute confidentiality agreements upon the commencement of employment or consulting relationships with us. These agreements provide that all confidential information concerning our business or financial affairs developed or made known to the individual during the course of the individual’s relationship with us is to be kept confidential and not disclosed to third parties except in specified circumstances. Our agreements with employees also provide that all inventions conceived by the employee in the course of employment with us or from the employee’s use of our confidential information are our exclusive property. However, such confidentiality agreements and invention assignment agreements can be breached and we may not have adequate remedies for any such breach.

The patent positions of biotechnology companies like ours are generally uncertain and involve complex legal, scientific and factual questions. Our commercial success will also depend in part on not infringing upon the proprietary rights of third parties. It is uncertain whether the issuance of any third-party patent would require us to alter our development, commercial strategies, drugs or processes, or to obtain licenses or cease certain activities. Our breach of any license agreements or our failure to obtain a license to proprietary rights required to develop or commercialize our future products may have a material adverse impact on us. If third parties prepare and file patent applications in the United States that also claim technology to which we have rights, we may have to participate in derivation proceedings in the USPTO to determine priority of invention.

For more information on these risks and other comprehensive risks related to our intellectual property, see the section titled “Risk Factors—Risks Related to Our Intellectual Property.”

Government Regulation

The FDA and other regulatory authorities at federal, state and local levels, as well as in foreign countries, extensively regulate, among other things, the research, development, testing, manufacture, quality control, import, export, safety, effectiveness, labeling, packaging, storage, distribution, record keeping, approval, advertising, promotion, marketing, post-approval monitoring and post-approval reporting of biologics such as those we are developing. We, along with third-party contractors, will be required to navigate the various preclinical, clinical and commercial approval requirements of the governing regulatory agencies of the countries in which we wish to conduct studies or seek approval or licensure of our product candidates.

U.S. Biologics Regulation

The process required by the FDA before biologic product candidates may be marketed in the United States generally involves the following:

▪	completion of preclinical laboratory tests and animal studies performed in accordance with the FDA’s current Good Laboratory Practices (GLP) regulation;
▪	submission to the FDA of an IND, which must become effective before clinical trials may begin and must be updated annually or when significant changes are made;
▪	approval by an independent institutional review board (IRB) or ethics committee at each clinical site before the trial is commenced;
▪	performance of adequate and well-controlled human clinical trials to establish the safety, purity and potency of the proposed biologic product candidate for its intended purpose;
▪	preparation of and submission to the FDA of a Biologics License Application (BLA) after completion of all pivotal clinical trials;
▪	satisfactory completion of an FDA Advisory Committee review, if applicable;
▪	a determination by the FDA within 60 days of its receipt of a BLA to file the application for review;
▪

satisfactory completion of an FDA pre-approval inspection of the manufacturing facility or facilities at which the proposed product is produced to assess compliance with cGMPs and to assure that the facilities, methods and controls are adequate to preserve the biological product’s continued safety, purity and potency, and of selected clinical investigation sites to assess compliance with good clinical practices (GCPs); and

▪	FDA review and approval of a BLA to permit commercial marketing of the product for particular indications for use in the United States.

Preclinical and Clinical Development

Prior to beginning the first clinical trial with a product candidate, we must submit an IND to the FDA. An IND is a request for authorization from the FDA to administer an investigational new drug product to humans. The central focus of an IND submission is on the general investigational plan and the protocol or protocols for preclinical studies and clinical trials. The IND also includes results of animal and in vitro studies assessing the toxicology, pharmacokinetics, pharmacology and pharmacodynamic characteristics of the product, chemistry, manufacturing and controls information, and any available human data or literature to support the use of the investigational product. An IND must become effective before human clinical trials may begin. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA, within the 30-day period, raises safety concerns or questions about the proposed clinical trial. In such a case, the IND may be placed on clinical hold and the IND sponsor and the FDA must resolve any outstanding concerns or questions before the clinical trial can begin. Submission of an IND therefore may or may not result in FDA authorization to begin a clinical trial.

Clinical trials involve the administration of the investigational product to human subjects under the supervision of qualified investigators in accordance with GCPs, which include the requirement that all research subjects provide their informed consent for their participation in any clinical study. Clinical trials are conducted under protocols detailing, among other things, the objectives of the study, the parameters to be used in monitoring safety and the effectiveness criteria to be evaluated. A separate submission to the existing IND must be made for each successive clinical trial conducted during product development and for any subsequent protocol amendments. Furthermore, an independent IRB for each site proposing to conduct the clinical trial must review and approve the plan for any clinical trial and its informed consent form before the clinical trial begins at that site, and must monitor the study until completed. Regulatory authorities, the IRB or the sponsor may suspend a clinical trial at any time on various grounds, including a finding that the subjects are being exposed to an unacceptable health risk or that the trial is unlikely to meet its stated objectives. Some studies also include oversight by an independent group of qualified experts organized by the clinical study sponsor, known as a data safety monitoring board, which provides authorization for whether or not a study may move forward at designated check points based on access to certain data from the study and may halt the clinical trial if it determines that there is an unacceptable safety risk for subjects or other grounds, such as no demonstration of efficacy. There are also requirements governing the reporting of ongoing preclinical studies and clinical trials and clinical study results to public registries.

For purposes of BLA approval, human clinical trials are typically conducted in three sequential phases that may overlap.

▪

Phase 1. The investigational product is initially introduced into healthy human subjects or patients with the target disease or condition. These studies are designed to test the safety, dosage tolerance, absorption, metabolism and distribution of the investigational product in humans, to identify possible side effects associated with increasing doses, and, if possible, to gain early evidence on effectiveness.

▪

Phase 2. The investigational product is administered to a limited patient population with a specified disease or condition to evaluate the preliminary efficacy, optimal dosages and dosing schedule and to identify possible adverse side effects and safety risks. Multiple Phase 2 clinical trials may be conducted to obtain information prior to beginning larger and more expensive Phase 3 clinical trials.

▪

Phase 3. The investigational product is administered to an expanded patient population to further evaluate dosage, to provide statistically significant evidence of clinical efficacy and to further test for safety, generally at multiple geographically dispersed clinical trial sites. These clinical trials are intended to establish the overall risk/benefit ratio of the investigational product and to provide an adequate basis for product approval.

In some cases, the FDA may require, or companies may voluntarily pursue, additional clinical trials after a product is approved to gain more information about the product. These so-called Phase 4 studies may be made a condition to approval of the BLA. Concurrent with clinical trials, companies may complete additional animal studies and develop additional information about the biological characteristics of the product candidate, and must finalize a process for manufacturing the product in commercial quantities in accordance with cGMP requirements. The manufacturing process must be capable of consistently producing quality batches of the product candidate and, among other things, must develop methods for testing the identity, strength, quality and purity of the final product, or for biologics, the safety, purity and potency. Additionally, appropriate packaging must be selected and tested and stability studies must be conducted to demonstrate that the product candidate does not undergo unacceptable deterioration over its shelf life.

BLA Submission and Review

Assuming successful completion of all required testing in accordance with all applicable regulatory requirements, the results of product development, nonclinical studies and clinical trials are submitted to the FDA as part of a BLA requesting approval to market the product for one or more indications. The BLA must include all relevant data available from pertinent preclinical studies and clinical trials, including negative or ambiguous results as well as positive findings, together with detailed information relating to the product’s chemistry, manufacturing, controls, and proposed labeling, among other things. The submission of a BLA requires payment of a substantial application user fee to the FDA, unless a waiver or exemption applies.

Once a BLA has been submitted, the FDA’s goal is to review standard applications within ten months after it accepts the application for filing, or, if the application qualifies for priority review, six months after the FDA accepts the application for filing. In both standard and priority reviews, the review process is often significantly extended by FDA requests for additional information or clarification. The FDA reviews a BLA to determine, among other things, whether a product is safe, pure and potent and the facility in which it is manufactured, processed, packed or held meets standards designed to assure the product’s continued safety, purity and potency. The FDA may convene an advisory committee to provide clinical insight on application review questions. Before approving a BLA, the FDA will typically inspect the facility or facilities where the product is manufactured. The FDA will not approve an application unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. Additionally, before approving a BLA, the FDA will typically inspect one or more clinical sites to assure compliance with GCPs. If the FDA determines that the application, manufacturing process or manufacturing facilities are not acceptable, it will outline the deficiencies in the submission and often will request additional testing or information. Notwithstanding the submission of any requested additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval.

After the FDA evaluates a BLA and conducts inspections of manufacturing facilities where the investigational product and/or its drug substance will be produced, the FDA may issue an approval letter or a Complete Response letter. An approval letter authorizes commercial marketing of the product with specific prescribing information for specific indications. A Complete Response letter will describe all of the deficiencies that the FDA has identified in the BLA, except that where the FDA determines that the data supporting the application are inadequate to support approval, the FDA may issue the Complete Response letter without first conducting required inspections, testing submitted product lots and/or reviewing proposed labeling. In issuing the Complete Response letter, the FDA may recommend actions that the applicant might take to place the BLA in condition for approval, including requests for additional information or clarification. The FDA may delay or refuse approval of a BLA if applicable regulatory criteria are not satisfied, require additional testing or information and/or require post-marketing testing and surveillance to monitor safety or efficacy of a product.

If regulatory approval of a product is granted, such approval will be granted for particular indications and may entail limitations on the indicated uses for which such product may be marketed. For example, the FDA may approve the BLA with a Risk Evaluation and Mitigation Strategy (REMS) to ensure the benefits of the product outweigh its risks. A REMS is a safety strategy to manage a known or potential serious risk associated with a product and to enable patients to have continued access to such medicines by managing their safe use, and could include medication guides, physician communication plans, or elements to assure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. The FDA also may condition approval on, among other things, changes to proposed labeling or the development of adequate controls and specifications. Once approved, the FDA may withdraw the product approval if compliance with pre- and post-marketing requirements is not maintained or if problems occur after the product reaches the marketplace. The FDA may require one or more Phase 4 post-market studies and surveillance to further assess and monitor the product’s safety and effectiveness after commercialization, and may limit further marketing of the product based on the results of these post-marketing studies.

Expedited Development and Review Programs

The FDA offers a number of expedited development and review programs for qualifying product candidates. The fast track program is intended to expedite or facilitate the process for reviewing new products that meet certain criteria. Specifically, new products are eligible for fast track designation if they are intended to treat patients with a serious or life-threatening disease or condition and demonstrate the potential to address unmet medical needs for the disease or condition. Fast track designation applies to the combination of the product and the specific indication for which it is being studied. The sponsor of a fast track product has opportunities for frequent interactions with the review team during product development and, once a BLA is submitted, the product may be eligible for priority review. A fast track product may also be eligible for rolling review, where the FDA may consider for review sections of the BLA on a rolling basis before the complete application is submitted, if the sponsor provides a schedule for the submission of the sections of the BLA, the FDA agrees to accept sections of the BLA and determines that the schedule is acceptable, and the sponsor pays any required user fees upon submission of the first section of the BLA.

A product intended to treat patients with a serious or life-threatening disease or condition may also be eligible for breakthrough therapy designation to expedite its development and review. A product can receive breakthrough therapy designation if preliminary clinical evidence indicates that the product, alone or in combination with one or more other drugs or biologics, may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. The designation includes all of the fast track program features, as well as more intensive FDA interaction and guidance beginning as early as Phase 1 and an organizational commitment to expedite the development and review of the product, including involvement of senior managers.

Any marketing application for a biologic submitted to the FDA for approval, including a product with a fast track designation and/or breakthrough therapy designation, may be eligible for other types of FDA programs intended to expedite the FDA review and approval process, such as priority review and accelerated approval. A product is eligible for priority review if it has the potential to provide a significant improvement in the treatment, diagnosis or prevention of a serious disease or condition. For original BLAs, priority review designation means the FDA’s goal is to take action on the marketing application within six months of the 60-day filing date (as compared to ten months under standard review).

Additionally, products studied for their safety and effectiveness in treating patients with serious or life-threatening diseases or conditions may receive accelerated approval upon a determination that the product has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. As a condition of accelerated approval, the FDA will generally require the sponsor to perform adequate and well-controlled post-marketing clinical studies to verify and describe the anticipated effect on irreversible morbidity or mortality or other clinical benefit. In addition, the FDA currently requires as a condition for accelerated approval pre-approval of promotional materials, which could adversely impact the timing of the commercial launch of the product.

Fast track designation, breakthrough therapy designation, priority review and regenerative medicine advanced therapy (RMAT) designation do not change the standards for approval but may expedite the development or approval process. Even if a product qualifies for one or more of these programs, the FDA may later decide that the product no longer meets the conditions for qualification or decide that the time period for FDA review or approval will not be shortened.

Orphan Drug Designation

Under the Orphan Drug Act, the FDA may grant orphan designation to a drug or biologic intended to treat patients with a rare disease or condition, which is a disease or condition that affects fewer than 200,000 individuals in the United States, or more than 200,000 individuals in the United States for which there is no reasonable expectation that the cost of developing and making available in the United States a drug or biologic for this type of disease or condition will be recovered from sales in the United States for that drug or biologic. Orphan drug designation must be requested before submitting a BLA. After the FDA grants orphan drug designation, the generic identity of the therapeutic agent and its potential orphan use are disclosed publicly by the FDA. The orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review or approval process.

If a product that has orphan drug designation subsequently receives the first FDA approval for the disease for which it has such designation, the product is entitled to orphan drug exclusive approval (or exclusivity), which means that the FDA may not approve any other applications, including a full BLA, to market the same biologic for the same indication for seven years, except in limited circumstances, such as a showing of clinical superiority to the product with orphan drug exclusivity or if the FDA finds that the holder of the orphan drug exclusivity has not shown that it can assure the availability of sufficient quantities of the orphan drug to meet the needs of patients with the disease or condition for which the drug was designated. Orphan drug exclusivity does not prevent the FDA from approving a different drug or biologic for the same disease or condition, or the same drug or biologic for a different disease or condition. Among the other benefits of orphan drug designation are tax credits for certain research and a waiver of the BLA application fee.

A designated orphan drug may not receive orphan drug exclusivity if it is approved for a use that is broader than the indication for which it received orphan designation. In addition, exclusive marketing rights in the United States may be lost if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantities of the product to meet the needs of patients with the rare disease or condition.

Post-approval Requirements

Any products manufactured or distributed by us pursuant to FDA approvals are subject to pervasive and continuing regulation by the FDA, including, among other things, requirements relating to record-keeping, reporting of adverse experiences, periodic reporting, product sampling and distribution, and advertising and promotion of the product. After approval, most changes to the approved product, such as adding new indications or other labeling claims, are subject to prior FDA review and approval. There also are continuing user fee requirements, under which the FDA assesses an annual program fee for each product identified in an approved BLA. Biologic manufacturers and their subcontractors are required to register their establishments with the FDA and certain state agencies, and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with cGMPs, which impose certain procedural and documentation requirements upon us and our third-party manufacturers. Changes to the manufacturing process are strictly regulated, and, depending on the significance of the change, may require prior FDA approval before being implemented. FDA regulations also require investigation and correction of any deviations from cGMPs and impose reporting requirements upon us and any third-party manufacturers that we may decide to use. Accordingly, manufacturers must continue to expend time, money and effort in the area of production and quality control to maintain compliance with cGMPs and other aspects of regulatory compliance.

The FDA may withdraw approval if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in revisions to the approved labeling to add new safety information; imposition of post-market studies or clinical studies to assess new safety risks; or imposition of distribution restrictions or other restrictions under a REMS program. Other potential consequences include, among other things:

▪	restrictions on the marketing or manufacturing of a product, complete withdrawal of the product from the market or product recalls;
▪	fines, warning letters or holds on post-approval clinical studies;
▪	refusal of the FDA to approve pending applications or supplements to approved applications, or suspension or revocation of existing product approvals;
▪	product seizure or detention, or refusal of the FDA to permit the import or export of products;
▪	consent decrees, corporate integrity agreements, debarment or exclusion from federal healthcare programs;
▪	mandated modification of promotional materials and labeling and the issuance of corrective information;
▪	the issuance of safety alerts, Dear Healthcare Provider letters, press releases and other communications containing warnings or other safety information about the product; or
▪	injunctions or the imposition of civil or criminal penalties.

The FDA closely regulates the marketing, labeling, advertising and promotion of biologics. A company can make only those claims relating to safety and efficacy, purity and potency that are approved by the FDA and in accordance with the provisions of the approved label. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses. Failure to comply with these requirements can result in, among other things, adverse publicity, warning letters, corrective advertising and potential civil and criminal penalties. Physicians may prescribe legally available products for uses that are not described in the product’s labeling and that differ from those tested by us and approved by the FDA. Such off-label uses are common across medical specialties. Physicians may believe that such off-label uses are the best treatment for many patients in varied circumstances. The FDA does not regulate the behavior of physicians in their choice of treatments. The FDA does, however, restrict manufacturer’s communications on the subject of off-label use of their products.

Biosimilars and Reference Product Exclusivity

The Patient Protection and Affordable Care Act (ACA) includes a subtitle called the BPCIA, which created an abbreviated approval pathway for biological products that are biosimilar to or interchangeable with an FDA-approved reference biological product. To date, a number of biosimilars have been licensed under the BPCIA, and numerous biosimilars have been approved in Europe. The FDA has issued several guidance documents outlining an approach to review and approval of biosimilars.

Biosimilarity, which requires that there be no clinically meaningful differences between the biological product and the reference product in terms of safety, purity, and potency, can be shown through analytical studies, animal studies, and a clinical study or studies. Interchangeability requires that a product is biosimilar to the reference product and the product must demonstrate that it can be expected to produce the same clinical results as the reference product in any given patient and, for products that are administered multiple times to an individual, the biologic and the reference biologic may be alternated or switched after one has been previously administered without increasing safety risks or risks of diminished efficacy relative to exclusive use of the reference biologic. Complexities associated with the larger, and often more complex, structures of biological products, as well as the processes by which such products are manufactured, pose significant hurdles to implementation of the abbreviated approval pathway that are still being worked out by the FDA.

Under the BPCIA, an application for a biosimilar product may not be submitted to the FDA until four years following the date that the reference product was first licensed by the FDA. In addition, the approval of a biosimilar product may not be made effective by the FDA until 12 years from the date on which the reference product was first licensed. During this 12-year period of exclusivity, another company may still market a competing version of the reference product if the FDA approves a full BLA for the competing product containing that applicant’s own preclinical data and data from adequate and well-controlled clinical trials to demonstrate the safety, purity and potency of its product. The BPCIA also created certain exclusivity periods for biosimilars approved as interchangeable products. At this juncture, it is unclear whether products deemed “interchangeable” by the FDA will, in fact, be readily substituted by pharmacies, which are governed by state pharmacy law.

The BPCIA is complex and continues to be interpreted and implemented by the FDA. In addition, government proposals have sought to reduce the 12-year reference product exclusivity period. Other aspects of the BPCIA, some of which may impact the BPCIA exclusivity provisions, have also been the subject of recent litigation. As a result, the ultimate impact, implementation, and impact of the BPCIA are subject to significant uncertainty.

Other Healthcare Laws and Compliance Requirements

Pharmaceutical companies are subject to additional healthcare regulation and enforcement by the federal government and by authorities in the states and foreign jurisdictions in which they conduct their business. Such laws include, without limitation: the federal Anti-Kickback Statute, the federal False Claims Act, the Health Insurance Portability and Accountability Act (HIPAA) and similar foreign, federal and state fraud and abuse, transparency and privacy laws.

The federal Anti-Kickback Statute prohibits, among other things, persons and entities from knowingly and willfully soliciting, receiving, offering or paying remuneration, to induce, or in return for, either the referral of an individual, or the purchase or recommendation of an item or service for which payment may be made under any federal healthcare program. The term remuneration has been interpreted broadly to include anything of value, including stock options. The federal Anti-Kickback Statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on one hand and prescribers, purchasers and formulary managers, among others, on the other. There are a number of statutory exceptions and regulatory safe harbors protecting some common activities from prosecution, but they are drawn narrowly and practices that involve remuneration, such as consulting agreements, that may be alleged to be intended to induce prescribing, purchasing or recommending may be subject to scrutiny if they do not qualify for an exception or safe harbor. Failure to meet all of the requirements of a particular applicable statutory exception or regulatory safe harbor does not make the conduct per se illegal under the federal Anti-Kickback Statute. Instead, the legality of the arrangement will be evaluated on a case-by-case basis based on a cumulative review of all of its facts and circumstances. Our practices may not in all cases meet all of the criteria for protection under a statutory exception or regulatory safe harbor. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. In addition, a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal False Claims Act.

Civil and criminal false claims laws, including the federal False Claims Act, which can be enforced through civil whistleblower or qui tam actions, and civil monetary penalty laws, which can be enforced through civil whistleblower or qui tam actions, prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment to the federal government, including federal healthcare programs, that are false or fraudulent. For example, the federal False Claims Act prohibits any person or entity from knowingly presenting, or causing to be presented, a false claim for payment to the federal government or knowingly making, using or causing to be made or used a false record or statement material to a false or fraudulent claim to the federal government. A claim includes “any request or demand” for money or property presented to the U.S. government. Several pharmaceutical and other healthcare companies have been prosecuted under these laws for allegedly providing free product to customers with the expectation that the customers would bill federal programs for the product.

HIPAA created additional federal criminal statutes that prohibit, among other things, executing a scheme to defraud any healthcare benefit program, including private third-party payors, and making false statements relating to healthcare matters. In addition, HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act (HITECH), and their implementing regulations, impose certain requirements on HIPAA covered entities, which include certain healthcare providers, healthcare clearing houses and health plans, and individuals and entities that provide services on their behalf that involves individually identifiable health information, known as business associates, relating to the privacy, security and transmission of individually identifiable health information.

The U.S. federal Physician Payments Sunshine Act requires certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with specific exceptions, to annually report to the Center for Medicare & Medicaid Services (CMS) information related to payments or other transfers of value made to physicians and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members.

We are also subject to additional similar U.S. state and foreign law equivalents of each of the above federal laws, which, in some cases, differ from each other in significant ways, and may not have the same effect, thus complicating compliance efforts. If our operations are found to be in violation of any of such laws or any other governmental regulations that apply, we may be subject to penalties, including, without limitation, significant civil, criminal and administrative penalties, damages, fines, exclusion from government-funded healthcare programs, such as Medicare and Medicaid or similar programs in other countries or jurisdictions, integrity oversight and reporting obligations to resolve allegations of non-compliance, disgorgement, imprisonment, contractual damages, reputational harm, diminished profits and the curtailment or restructuring of our operations.

Coverage and Reimbursement

Significant uncertainty exists as to the coverage and reimbursement status of any pharmaceutical or biological product for which we obtain regulatory approval. Sales of any product, if approved, depend, in part, on the extent to which such product will be covered by third-party payors, such as federal, state, and foreign government healthcare programs, commercial insurance and managed healthcare organizations, and the level of reimbursement, if any, for such product by third-party payors. Decisions regarding whether to cover any of our product candidates, if approved, the extent of coverage and amount of reimbursement to be provided are made on a plan-by-plan basis. Further, no uniform policy for coverage and reimbursement exists in the United States, and coverage and reimbursement can differ significantly from payor to payor. Third-party payors often rely upon Medicare coverage policy and payment limitations in setting their own reimbursement rates, but also have their own methods and approval process apart from Medicare determinations. As a result, the coverage determination process is often a time-consuming and costly process that will require us to provide scientific and clinical support for the use of our product candidates to each payor separately, with no assurance that coverage and adequate reimbursement will be applied consistently or obtained in the first instance.

For products administered under the supervision of a physician, obtaining coverage and adequate reimbursement may be particularly difficult because of the higher prices often associated with such drugs. Additionally, separate reimbursement for the product itself or the treatment or procedure in which the product is used may not be available, which may impact physician utilization.

In addition, the U.S. government, state legislatures and foreign governments have continued implementing cost-containment programs, including price controls, restrictions on coverage and reimbursement and requirements for substitution of generic products. Third-party payors are increasingly challenging the prices charged for medical products and services, examining the medical necessity and reviewing the cost effectiveness of pharmaceutical or biological products, medical devices and medical services, in addition to questioning safety and efficacy. Adoption of price controls and cost-containment measures, and adoption of more restrictive policies in jurisdictions with existing controls and measures, could further limit sales of any product that receives approval. Decreases in third-party reimbursement for any product or a decision by a third-party not to cover a product could reduce physician usage and patient demand for the product. No regulatory authority has granted approval for a personalized cancer immunotherapy based on a vaccine approach, and there is no model for reimbursement of this type of product.

Healthcare Reform

The United States and some foreign jurisdictions are considering or have enacted a number of reform proposals to change the healthcare system. There is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality or expanding access. In the United States, the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by federal and state legislative initiatives, including those designed to limit the pricing, coverage, and reimbursement of pharmaceutical and biopharmaceutical products, especially under government-funded health care programs, and increased governmental control of drug pricing.

The ACA, which was enacted in March 2010, substantially changed the way healthcare is financed by both governmental and private insurers in the United States, and significantly affected the pharmaceutical industry. The ACA contains a number of provisions of particular import to the pharmaceutical and biotechnology industries, including, but not limited to, those governing enrollment in federal healthcare programs, a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected, a new licensure framework for follow on biologic products, and annual fees based on pharmaceutical companies’ share of sales to federal health care programs. Since its enactment, there have been judicial and Congressional challenges to certain aspects of the ACA, and we expect there will be additional challenges and amendments to the ACA in the future. For example, the Tax Cuts and Jobs Act of 2017 (Tax Act) was enacted, which, among other things, removes penalties for not complying with ACA’s individual mandate to carry health insurance, effective January 1, 2019. On December 14, 2018, the Texas District Court Judge ruled that the individual mandate is a critical and inseverable feature of the ACA, and therefore, because it was repealed as part of the Tax Act, the remaining provisions of the ACA are invalid as well. While the Texas District

Court Judge, as well as the Trump administration and CMS, have stated that the ruling will have no immediate effect, and on December 30, 2018 the Texas District Court Judge issued an order staying the judgment pending appeal, it is unclear how this decision, subsequent appeals, and other efforts to repeal and replace the ACA will impact the ACA. Since the enactment of the Tax Act, there have been additional amendments to certain provisions of the ACA, and the Trump administration and Congress may continue to seek to modify, repeal, or otherwise invalidate all, or certain other provisions of, the ACA.

Other legislative changes have been proposed and adopted since the ACA was enacted, including aggregate reductions of Medicare payments to providers of 2% per fiscal year and reduced payments to several types of Medicare providers. These reductions went into effect in April 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2027 unless additional action is taken by Congress.

Moreover, there has recently been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. At the federal level, the Trump administration’s budget proposal for fiscal year 2019 contains further drug price control measures that could be enacted during the 2019 budget process or in other future legislation, including, for example, measures to permit Medicare Part D plans to negotiate the price of certain drugs under Medicare Part B, to allow some states to negotiate drug prices under Medicaid, and to eliminate cost sharing for generic drugs for low-income patients. Further, the Trump administration released a “Blueprint” to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products and reduce the out of pocket costs of drug products paid by consumers. The U.S. Department of Health and Human Services has solicited feedback on certain of these measures and, additionally, is immediately implementing others under its existing authority. For example, in September 2018, CMS announced that it will allow Medicare Advantage Plans the option to use step therapy for Part B drugs beginning January 1, 2019. Additionally, CMS issued a final rule, effective on July 9, 2019, that requires direct-to-consumer television advertisements of prescription drugs and biological products, for which payment is available through or under Medicare or Medicaid, to include in the advertisement the Wholesale Acquisition Cost, or list price, of that drug or biological product if it is equal to or greater than $35 for a monthly supply or usual course of treatment. Prescription drugs and biological products that are in violation of these requirements will be included on a public list. Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

Additionally, the Right to Try Act, which was enacted on May 30, 2018, provides a federal framework for certain patients with life-threatening diseases to access certain investigational new drug products that have completed a Phase 1 clinical trial and that are undergoing investigation for FDA approval. Under certain circumstances, eligible patients can seek treatment without enrolling in clinical trials and without obtaining FDA permission under the FDA expanded access program. There is no obligation for a drug manufacturer to make its drug products available to eligible patients as a result of the Right to Try Act.

Employees

As of December 31, 2019, we had 64 full-time employees, 49 of whom were engaged in research and development activities. None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good.

Corporate Information

IGM Biosciences, Inc. was incorporated in Delaware in 1993 under the name Palingen, Inc. In December 2017, we established a Danish holding company, IGM Biosciences A/S (Holdco) and in April 2019, we dissolved Holdco.

Our principal executive offices are located at 325 E. Middlefield Road, Mountain View, California 94043, and our telephone number is (650) 965-7873. Our website address is www.igmbio.com.

IGM Biosciences, the IGM logo and our other registered or common law trademarks, trade names or service marks appearing in this Annual Report on Form 10-K are owned by us. This Annual Report on Form 10-K contains references to our trademarks and to trademarks belonging to other entities. Solely for convenience, trademarks and trade names referred to in this Annual Report on Form 10-K, including logos, artwork and other visual displays, generally appear without the ® or TM symbols, but such references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or the rights of the applicable licensor to these trademarks and trade names. We do not intend our use or display of other companies’ trade names or trademarks to imply a relationship with, or endorsement or sponsorship of us by, any other companies.

Available Information

Our Annual Reports on Form 10‑K, Quarterly Reports on Form 10‑Q, Current Reports on Form 8‑K, proxy and information statements and amendments to reports filed pursuant to Sections 13(a), and 15(d) of the Securities Exchange Act of 1934, as amended (the Exchange Act) are filed with the U.S. Securities and Exchange Commission (SEC). We are subject to the informational requirements of the Exchange Act and file or furnish reports, proxy statements and other information with the SEC. The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov. Such documents and other information filed by us with the SEC are available free of charge on the Investor section of our website when such reports are available on the SEC’s website.

Item 1A. Risk Factors.

Investing in our common stock involves a high degree of risk. You should carefully consider the risks described below, as well as the other information in this Annual Report on Form 10-K, including our financial statements and the related notes and the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The occurrence of any of the events or developments described below could harm our business, financial condition, results of operations, growth prospects and stock price. In such an event, the market price of our common stock could decline, and you may lose all or part of your investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations.

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

We are early in our development efforts and have not yet completed the development of any of our product candidates. As a result, we are not currently permitted to market or sell any of our product candidates in any country, and we may never be able to do so in the future. We have a limited number of product candidates and discovery programs, all of which are in preclinical development or early stage clinical development. We have begun dosing patients in our Phase 1 clinical trial evaluating IGM-2323, our lead product candidate, but have not commenced any other clinical trial or completed any clinical trials, and we have not received marketing approval, for any of our product candidates. Our product candidates will require clinical development, evaluation of preclinical, clinical and manufacturing activities, marketing approval from government regulators, substantial investment and significant marketing efforts before we generate any revenues from product sales, if ever. We have limited experience in conducting and managing the clinical trials necessary to obtain regulatory approvals. Our ability to generate product revenue and achieve and sustain profitability depends on, among other things, obtaining regulatory approvals for our product candidates. Obtaining regulatory approval of our product candidates will depend on many factors, including, but not limited to, the following:

▪	completing process development, manufacturing and formulation activities;
▪	initiating, enrolling patients in and completing clinical trials of product candidates on a timely basis;
▪	developing and maintaining adequate manufacturing capabilities either by ourselves or in connection with third-party manufacturers; and
▪

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

The use of engineered IgM antibodies is a novel and unproven therapeutic approach and our development of IGM-2323, IGM-8444, IGM-7354 and our discovery programs may never lead to a marketable product.

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

Moreover, advancing IGM-2323, IGM-8444, IGM-7354 and our discovery programs as novel products creates other significant challenges for us, including educating medical personnel regarding a novel class of engineered antibody therapeutics and their potential efficacy and safety benefits, as well as the challenges of incorporating our product candidates, if approved, into treatment regimens.

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

In October 2019, we announced the dosing of the first patient in our Phase 1 clinical trial of IGM-2323, our lead product candidate, for the treatment of relapsed/refractory B cell NHL patients, and we expect to file an IND for our second product candidate, IGM-8444, for the treatment of patients with solid and hematological malignancies in 2020 and for our third product candidate, IGM-7354, for the treatment of patients with solid and hematological malignancies in 2021. We may experience delays in our ongoing or future preclinical studies or clinical trials, and we do not know whether future preclinical studies or clinical trials will begin on time, need to be redesigned, enroll an adequate number of patients on time or be completed on schedule, if at all. The commencement or completion of these clinical trials could be substantially delayed or prevented by many factors, including:

▪	further discussions with the FDA or comparable foreign regulatory authorities regarding the scope or design of our clinical trials;
▪

the limited number of, and competition for, suitable study sites and investigators to conduct our clinical trials, many of which may already be engaged in other clinical trial programs with similar patients, including some that may be for the same indication as our product candidates;

▪	any delay or failure to obtain timely approval or agreement to commence a clinical trial in any of the countries where enrollment is planned;
▪	inability to obtain sufficient funds required for a clinical trial;
▪	clinical holds on, or other regulatory objections to, a new or ongoing clinical trial;
▪	delay or failure to manufacture sufficient supplies of the product candidate for our clinical trials;
▪

delay or failure to reach agreement on acceptable clinical trial agreement terms or clinical trial protocols with prospective sites or clinical research organizations (CROs), the terms of which can be subject to extensive negotiation and may vary significantly among different sites or CROs;

▪	delay or failure to obtain institutional review board (IRB) approval to conduct a clinical trial at a prospective site;
▪	the FDA or other comparable foreign regulatory authorities may require us to submit additional data or impose other requirements before permitting us to initiate a clinical trial;
▪	slower than expected rates of patient recruitment and enrollment;
▪	failure of patients to complete the clinical trial;
▪	the inability to enroll a sufficient number of patients in studies to ensure adequate statistical power to detect statistically significant treatment effects;
▪	unforeseen safety issues, including severe or unexpected drug-related adverse effects experienced by patients, including possible deaths;
▪	lack of efficacy during clinical trials;
▪	termination of our clinical trials by one or more clinical trial sites;
▪	inability or unwillingness of patients or clinical investigators to follow our clinical trial protocols;

▪	inability to monitor patients adequately during or after treatment by us or our CROs;
▪

our CROs or clinical study sites failing to comply with regulatory requirements or meet their contractual obligations to us in a timely manner, or at all, deviating from the protocol or dropping out of a study;

▪	the inability to produce or obtain sufficient quantities of a product candidate to complete clinical trials;
▪	inability to address any noncompliance with regulatory requirements or safety concerns that arise during the course of a clinical trial;
▪

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

All of our product candidates and discovery programs are in preclinical development or early stage clinical development, and not all adverse effects of drugs can be predicted or anticipated. Unforeseen side effects from our product candidates could arise at any time during clinical development or, if approved by regulatory authorities, after the approved product has been marketed. In October 2019, we announced the dosing of the first patient in our Phase 1 clinical trial of our lead product candidate, IGM-2323, but we do not yet have any safety data in humans. IGM-8444, IGM-7354 and our discovery programs are still in preclinical development and have not been tested on humans at all.

In our preclinical studies, we may observe undesirable characteristics of our product candidates. This may prevent us from advancing them into clinical trials, delay these trials or limit the extent of these trials. Nonetheless, toxicity observations in clinical testing, if they occur, may limit our ability to develop a DR5 antibody or may constitute a dose limiting toxicity.

The results of future clinical trials may also show that IGM-2323, IGM-8444, IGM-7354 and/or our discovery programs may cause undesirable or unacceptable side effects, which could interrupt, delay or halt clinical trials, and result in delay of, or failure to obtain, marketing approval from the FDA or comparable foreign regulatory authorities, or result in marketing approval from the FDA or comparable foreign regulatory authorities with restrictive label warnings or for limited patient populations, or result in potential product liability claims. No regulatory agency has made any determination that any of our product candidates or discovery programs is safe or effective for use by the general public for any indication.

Even if any of our product candidates receive marketing approval, if we or others later identify undesirable or unacceptable side effects caused by such products:

▪	regulatory authorities may require us to take our approved product off the market;
▪	regulatory authorities may require the addition of labeling statements, specific warnings, contraindication, precaution or field alerts to physicians and pharmacies;
▪	we may be required to change the way the product is administered, limit the patient population who can use the product or conduct additional clinical trials;
▪	we may be subject to limitations on how we may promote the product;
▪	sales of the product may decrease significantly;
▪	we may be subject to litigation or product liability claims; and
▪	our reputation may suffer.

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

There are a large number of companies developing or marketing treatments for cancer, including most major pharmaceutical and biotechnology companies, as well as many smaller biotechnology companies. These treatments consist both of small molecule drug products as well as biologics that work by using antibody therapeutic platforms to address specific cancer targets. In addition, many companies, including large pharmaceutical and biotechnology companies such as AbbVie, Amgen, AstraZeneca, Bristol-Myers Squibb, Merck, Novartis, Pfizer and Roche/Genentech, are also developing immuno-oncology treatments for cancer.

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

With respect to our second product candidate, IGM-8444, we are aware of other companies with competing clinical stage therapeutics that target DR5 that include, but are not limited to, AbbVie, InhibRx, Genmab, Clover Biopharmaceuticals and Boehringer Ingelheim.

With respect to our third product candidate, IGM-7354, we are aware of other companies with competing clinical stage therapeutics that utilize targeted and untargeted IL-15 that include, but are not limited to, Roche/Genentech, Kadmon, Nektar, Xencor, ImmunityBio and Cytune Pharma.

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

Many of the other biotechnology companies that we compete against for qualified personnel have greater financial and other resources, different risk profiles and a longer history in the industry than we do. They also may provide more diverse opportunities and better prospects for career advancement. Some of these characteristics may be more appealing to high-quality candidates than what we have to offer. We also experience competition for the hiring of scientific and clinical personnel from universities and research institutions. In addition to competition for personnel, the San Francisco Bay Area in particular is characterized by a high cost of living. This high cost of living will increase the difficulty of attracting experienced personnel to our company, and we may be required to expend significant financial resources in our employee recruitment and retention efforts.

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

Even if regulatory approval is obtained for a product candidate, we may not generate or sustain revenue from sales of the product due to factors such as whether the product can be sold at a competitive price and otherwise will be accepted in the market. The antibodies we are developing use relatively new technologies. Market participants with significant influence over acceptance of new treatments, such as physicians and third-party payors, may not adopt a product or treatment based on our technologies, and the medical community and third-party payors may not accept and use, or provide favorable reimbursement for, any product candidates developed by us. The commercial success of our product candidates will depend upon their acceptance among physicians, patients, the medical community and third-party payors. The degree of market acceptance of any of our product candidates will depend on a number of factors, including:

▪	the efficacy and safety profile as demonstrated in clinical trials compared to alternative treatments;
▪	limitations or warnings contained in the approved labeling for our product candidates;
▪	changes in the standard of care for the targeted indications for our product candidates;
▪	the clinical indications for which any product candidate is approved;

▪	lack of significant adverse side effects;
▪	the effectiveness of sales and marketing efforts;
▪	availability and extent of coverage and adequate reimbursement, as well as pricing, by managed care plans and other third-party payors, including government authorities;
▪	patients’ willingness to pay out-of-pocket in the absence of coverage and/or adequate reimbursement from third-party payors;
▪	timing of market introduction of our product candidate as well as competitive products;
▪	the potential and perceived advantages of our product candidate over alternative treatments;
▪	the degree of cost-effectiveness of our product candidate;
▪	availability of alternative therapies at similar or lower cost, including generic and over-the-counter products;
▪	the extent to which any product candidate is approved for inclusion on formularies of hospitals and managed care organizations;
▪	whether the product is designated under physician treatment guidelines as a first-line therapy or as a second or third-line therapy for particular indications;
▪	whether our product candidate can be used effectively with other therapies to achieve higher response rates;
▪	adverse publicity about our product candidate or favorable publicity about competitive products;
▪	the willingness of the target patient population to try new therapies and of physicians to prescribe these therapies;
▪	the approval of other new therapies for the same indications;
▪	relative convenience and ease of administration of our product candidates; and
▪	potential product liability claims.

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

If we decide to seek orphan drug designation for one or more of our product candidates, we may be unsuccessful or may be unable to maintain the benefits associated with orphan drug designation for IGM-2323, IGM-8444, IGM-7354 or future product candidates that we may develop. If our competitors are able to obtain orphan product exclusivity for their products in specific indications, we may not be able to have competing products approved in those indications by the applicable regulatory authority for a significant period of time.

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

The market opportunities for our product candidates may be limited to those patients who are ineligible for or have failed prior treatments and may be small. The FDA often approves new cancer therapies only for use after one or more other treatments have failed. When cancer is detected early enough, first-line therapy, such as chemotherapy, hormone therapy or surgery, is sometimes adequate to treat the patient. If first-line therapy proves unsuccessful, second-line therapies, such as additional chemotherapy, radiation, antibody drugs, tumor targeted small molecules, or a combination of these therapies, may be administered. Third- or fourth-line therapies may include bone marrow transplantation, antibody and small molecule targeted therapies, more invasive forms of surgery, and new technologies. We may initially seek approval of our product candidates for patients who have failed one or more approved treatments. For instance, in October 2019, we announced the dosing of the first patient in our Phase 1 clinical trial of IGM-2323 for the treatment of relapsed/refractory B cell NHL patients. Even if we obtain regulatory approval and significant market share for IGM-2323, because the potential target population may be small, we may never achieve profitability without obtaining regulatory approval for additional indications. In addition, there is no guarantee that any of our product candidates, even if approved, would be approved as a particular line of treatment. In addition, even if any of our product candidates were approved for a particular line of treatment, we would likely have to conduct additional clinical trials prior to gaining approval as an earlier line of treatment.

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

For any approved product, we will be subject to ongoing regulatory obligations and extensive oversight by regulatory authorities, including with respect to manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion and recordkeeping for the product. These requirements include submissions of safety and other post-approval information and reports, as well as continued compliance with cGMPs and current good clinical practices (cGCP) for any clinical trials that we conduct post-approval. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in, among other things:

▪	restrictions on the marketing or manufacturing of the product;
▪	withdrawal of the product from the market or voluntary or mandatory product recalls;
▪	adverse publicity, fines, warning letters or holds on clinical trials;
▪

refusal by the FDA, EMA or another applicable regulatory authority to approve pending applications or supplements to approved applications filed by us, or suspension or revocation of product license approvals;

▪	product seizure or detention, or refusal to permit the import or export of products; and
▪	injunctions or the imposition of civil or criminal penalties.

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

We face an inherent risk of product liability lawsuits related to the testing of our product candidates in seriously ill patients, and we will face an even greater risk if product candidates are approved by regulatory authorities and introduced commercially. Product liability claims may be brought against us by participants enrolled in our clinical trials, patients, health care providers or others using, administering or selling any of our future approved products. If we cannot successfully defend ourselves against any such claims, we may incur substantial liabilities. Regardless of their merit or eventual outcome, liability claims may result in:

▪	decreased demand for any future approved products;
▪	injury to our reputation;
▪	withdrawal of clinical trial participants;
▪	termination of clinical trial sites or entire trial programs;
▪

increased regulatory scrutiny, including investigations by the FDA and other regulators of the safety and effectiveness of our products, our manufacturing processes and facilities or our marketing programs;

▪	significant litigation costs;
▪	substantial monetary awards to or costly settlement with patients or other claimants;
▪	product recalls, a change in the indications for which they may be used or suspension or withdrawal of marketing approvals;
▪	loss of revenue;
▪	diversion of management and scientific resources from our business operations; and
▪	the inability to commercialize our product candidates.

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

We evaluate various strategic transactions on an ongoing basis. We may acquire other businesses, products or technologies as well as pursue strategic alliances, joint ventures or investments in complementary businesses. Any of these transactions could be material to our financial condition and operating results and expose us to many risks, including:

▪	disruption in our relationships with any strategic partners or suppliers as a result of such a transaction;

▪	the assumption of additional indebtedness or contingent or otherwise unanticipated liabilities related to acquired companies;

▪	the issuance of our equity securities;

▪	difficulties integrating acquired personnel, technologies and operations into our existing business;

▪	retention of key employees, the loss of key personnel and uncertainties in our ability to maintain key business relationships;

▪	diversion of management time and focus from operating our business to management of strategic alliances or joint ventures or acquisition integration challenges;

▪	risks and uncertainties associated with the other party to such a transaction, including the prospects of that party and their existing products or product candidates and marketing approvals;
▪	increases in our expenses and reductions in our cash available for operations and other uses;
▪

our inability to generate revenue from acquired technology and/or products sufficient to meet our objectives in undertaking the acquisition or even to offset the associated acquisition and maintenance costs; and

▪	possible write-offs or impairment charges relating to acquired businesses.

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

As of December 31, 2019, we had 64 employees. As our development and commercialization plans and strategies develop, and as we transition into operating as a public company, we expect to expand our employee base for managerial, operational, financial and other resources. Additionally, as our product candidates and discovery programs enter and advance through preclinical studies and any clinical trials, we will need to expand our research, development, manufacturing, regulatory and sales and marketing capabilities or contract with other organizations to provide these capabilities for us. Future growth would impose significant added responsibilities on members of management, including the need to identify, recruit, maintain, motivate and integrate additional employees. Also, our management may need to divert a disproportionate amount of their attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, give rise to operational errors, loss of business opportunities, loss of employees and reduced productivity amongst remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of existing and additional product candidates and discovery programs. If our management is unable to effectively manage our expected growth, our expenses may increase more than expected, our ability to generate or grow revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize our product candidates and compete effectively with others in our industry will depend on our ability to effectively expand our organization and manage any future growth.

Security breaches, loss of data and other disruptions could compromise sensitive information related to our business or protected health information or prevent us from accessing critical information and expose us to liability, which could adversely affect our business and our reputation.

In the ordinary course of our business, we or our CROs may collect and store sensitive data, including legally protected health information, personally identifiable information, intellectual property and proprietary business information owned or controlled by us. We manage and maintain our applications and data by utilizing a combination of on-site systems, managed data center systems and cloud-based data center systems. These applications and data encompass a wide variety of business-critical information, including research and development information, commercial information and business and financial information. We face multiple risks relative to protecting this critical information, including loss of access risk, inappropriate disclosure risk, inappropriate modification risk and the risk of being unable to adequately monitor our controls over these risks.

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

▪

an annual, non-deductible fee on any entity that manufactures or imports certain branded prescription drugs and biologic agents, apportioned among these entities according to their market share in certain government healthcare programs;

▪

an increase in the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program to 23.1% and 13% of the average manufacturer price (AMP), for most branded and generic drugs, respectively;

▪

Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 70% point-of-sale discounts to negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period;

▪	extension of manufacturers’ Medicaid rebate liability to covered drugs dispensed to individuals who are enrolled in Medicaid managed care organizations;
▪

expansion of eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to additional individuals and by adding new mandatory eligibility categories for certain individuals with income at or below 133% of the Federal Poverty Level, thereby potentially increasing manufacturers’ Medicaid rebate liability;

▪

requirement that applicable manufacturers and group purchasing organizations report annually to the Centers for Medicare & Medicaid Services (CMS), information regarding certain payments and other transfers of value given to physicians and teaching hospitals, and any ownership or investment interest that physicians, or their immediate family members, have in their company;

▪	a requirement that manufacturers and authorized distributors of applicable drugs annually report information related to samples provided to practitioners;
▪	expansion of healthcare fraud and abuse laws, including the False Claims Act and the Anti-Kickback Statute, new government investigative powers, and enhanced penalties for noncompliance;
▪	a licensure framework for follow-on biologic products;
▪	a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research; and
▪

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

Our business may be subject to risks associated with conducting business internationally. While we have not taken any steps to enter into any non-U.S. markets, we may do so in the future. In addition, our future suppliers and collaborative and clinical trial relationships may be located outside the United States. Accordingly, our future results could be harmed by a variety of factors, including:

▪	economic weakness, including inflation, or political instability in particular foreign economies and markets;
▪	differing regulatory requirements for drug approvals in foreign countries;
▪	potentially reduced protection for intellectual property rights;
▪	difficulties in compliance with non-U.S. laws and regulations;
▪	changes in non-U.S. regulations and customs, tariffs and trade barriers;
▪	changes in non-U.S. currency exchange rates and currency controls;
▪	changes in a specific country’s or region’s political or economic environment;
▪	trade protection measures, import or export licensing requirements or other restrictive actions by U.S. or non-U.S. governments;

▪	differing reimbursement regimes, including price controls;
▪	negative consequences from changes in tax laws;
▪	compliance with tax, employment, immigration and labor laws for employees living or traveling abroad;
▪	workforce uncertainty in countries where labor unrest is more common than in the United States;
▪	difficulties associated with staffing and managing foreign operations, including differing labor relations;
▪	production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad; and
▪	business interruptions resulting from geo-political actions, including war and terrorism, or natural disasters including earthquakes, typhoons, floods and fires.

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

▪

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

▪

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

▪

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

▪

HIPAA, as amended by HITECH, and its implementing regulations, which imposes certain obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information;

▪

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

▪

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

▪

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

Business or economic disruptions could seriously harm our business and financial condition and increase our costs and expenses.

Our operations, and those of our CROs, clinical trial sites, suppliers, regulators, and other third parties with whom we engage, could be subject to earthquakes, power shortages, telecommunications failures, failures or breaches of information technology systems, water shortages, floods, hurricanes, typhoons, fires, extreme weather conditions, epidemics and other natural or man-made disasters or business interruptions. The occurrence of any of these business disruptions could seriously harm our operations and financial condition and increase our costs and expenses. We currently rely on third party manufacturers to produce and process our product candidates. Our ability to obtain clinical supplies of our product candidates could be disrupted if the operations of these suppliers are affected by a man-made or natural disaster or other business interruption.  We cannot presently predict the scope and severity of any potential business shutdowns or disruptions, but if we or any of the third parties with whom we engage, including the suppliers, CROs, clinical trial sites, regulators and other third parties with whom we conduct business, were to experience shutdowns or other business disruptions, our ability to conduct our business in the manner and on the timelines presently planned could be materially and negatively impacted.

All of our operations including our corporate headquarters are located in Mountain View, California. Damage or extended periods of interruption to our facilities due to fire, natural disaster, power loss, communications failure, unauthorized entry or other events could cause us to cease or delay development of some or all of our product candidates. We do not carry sufficient insurance to compensate us for actual losses from interruption of our business that may occur, and any losses or damages incurred by us could harm our business.

The 2019 Novel Coronavirus (COVID-19) could adversely impact our business, including our ongoing and planned clinical trials and preclinical research.

In December 2019, a novel strain of coronavirus (COVID-19) was reported to have surfaced in Wuhan, China. Since then, the virus has spread to numerous other countries, including the United States, resulting in the World Health Organization characterizing COVID-19 as a pandemic. The extent to which COVID-19 impacts our business will depend on future developments, which are highly uncertain and cannot be predicted, such as the ultimate geographic spread of the disease, the duration of the outbreak, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the disease and to address its impact, including on financial markets or otherwise. As a result of the COVID-19 restrictions in California, we expect that the commencement of the build-out of our GMP manufacturing facility in Mountain View may be delayed until after the current California restrictions are lifted. As the COVID-19 coronavirus continues to spread around the globe, we could experience other disruptions that could severely impact our business, current and planned clinical trials and preclinical research, including:

▪	delays or difficulties in enrolling patients in our ongoing clinical trial of IGM-2323;
▪	delays or difficulties in clinical site initiation, including difficulties in recruiting clinical site investigators and clinical site staff;
▪

diversion of healthcare resources away from the conduct of clinical trials, including the diversion of hospitals serving as our clinical trial sites and hospital staff supporting the conduct of clinical trials;

▪	interruption of key clinical trial activities, such as clinical trial site monitoring, due to limitations on travel imposed or recommended by federal or state governments, employers and others;
▪

limitations in resources that would otherwise be focused on the conduct of our business or our current or planned clinical trials or preclinical research, including because of sickness, the desire to avoid contact with large groups of people or restrictions on movement or access to our facilities as a result of government-imposed “shelter in place” or similar working restrictions;

▪	delays in receiving approval from regulatory authorities to initiate our planned clinical trials;
▪	delays in receiving the supplies, materials and services needed to conduct clinical trials and preclinical research;

▪

changes in regulations as part of a response to the COVID-19 coronavirus outbreak which may require us to change the ways in which our clinical trial is conducted and incur unexpected costs, or require us to discontinue the clinical trial altogether; and

▪

delays in necessary interactions with regulators, ethics committees and other important agencies and contractors due to limitations in employee resources or furlough of government or contractor personnel.

While the extent of the impact of the current COVID-19 outbreak on our business and financial results is uncertain, a continued and prolonged public health crisis such as the COVID-19 outbreak could have a material negative impact on our business, financial condition and operating results.

Risks Related to Our Financial Position and Need for Additional Capital

We have incurred significant losses since inception and anticipate that we will continue to incur losses for the foreseeable future. We have no products approved for commercial sale, and to date we have not generated any revenue or profit from product sales. We may never achieve or sustain profitability.

We have incurred significant losses since our inception. Our net loss for the years ended December 31, 2019, 2018, and 2017 was $43.1 million, $22.7 million, and $11.1 million, respectively. As of December 31, 2019, our accumulated deficit was approximately $107.2 million. We expect to continue to incur losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of, and seek regulatory approvals for, our product candidates, prepare for and begin to commercialize any approved product candidates and add infrastructure and personnel to support our product development efforts and operations as a public company. The net losses and negative cash flows incurred to date, together with expected future losses, have had, and likely will continue to have, an adverse effect on our shareholders’ deficit and working capital. The amount of future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenue. The net losses we incur may fluctuate significantly from quarter-to-quarter such that a period-to-period comparison of our results of operations may not be a good indication of our future performance.

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

Since the commencement of our operations, we have focused substantially all of our resources on conducting research and development activities, including drug discovery, preclinical studies and clinical trials, establishing and maintaining our intellectual property portfolio, the manufacturing of clinical and research material, developing our in-house manufacturing capabilities, hiring personnel, raising capital and providing general and administrative support for these operations. Since 2010, such activities have exclusively related to the research, development and manufacture of IgM antibodies and to building our proprietary IgM antibody technology platform. We are still in the early stages of developing our product candidates, and we have not completed development of any product candidate. As a result, we expect that it will be several years, if ever, before we generate revenue from product sales. Our ability to generate revenue and achieve profitability depends in large part on our ability to successfully complete the development of, obtain the necessary regulatory approvals for and commercialize product candidates. We do not anticipate generating revenue from sales of products for the foreseeable future.

To generate product revenue and become and remain profitable we must succeed in developing and commercializing product candidates with significant market potential. This will require us to be successful in a range of challenging activities for which we are only in the preliminary stages, including:

▪	successfully completing preclinical and clinical development of our product candidates in a timely manner;
▪	obtaining regulatory approval for such product candidates in a timely manner;
▪	satisfying any post-marketing approval commitments required by applicable regulatory authorities;
▪

developing an efficient, scalable and compliant manufacturing process for such product candidates, including expanding and maintaining manufacturing operations, commercially viable supply and manufacturing relationships with third parties to obtain finished products that are appropriately packaged for sale;

▪	successfully launching commercial sales following any marketing approval, including the development of a commercial infrastructure, whether in-house or with one or more collaborators;
▪	maintaining a continued acceptable safety profile following any marketing approval;
▪	achieving commercial acceptance of such product candidates as viable treatment options by patients, the medical community and third-party payors;
▪	addressing any competing technological and market developments;
▪	identifying, assessing, acquiring and developing new product candidates;
▪	obtaining and maintaining patent protection, trade secret protection and regulatory exclusivity, both in the United States and internationally;
▪	protecting our rights in our intellectual property portfolio, including our licensed intellectual property;
▪	negotiating favorable terms in any collaboration, licensing or other arrangements that may be necessary to develop, manufacture or commercialize our product candidates; and
▪	attracting, hiring and retaining qualified personnel.

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

As of December 31, 2019, we had $236.6 million in cash and investments. On September 20, 2019, we closed our IPO, selling an aggregate of 12,578,125 shares of our common stock at $16.00 per share. Proceeds from our IPO, net of underwriting discounts and commissions and offering expenses payable by us, were approximately $183.0 million. We believe that our existing cash and investments will enable us to fund our operating expenses and capital expenditure requirements into early 2022. Our estimate as to how long we expect the net proceeds from our IPO, together with our existing cash and investments to be able to continue to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned. In addition, because successful development of our product candidates is uncertain, we are unable to estimate the actual funds we will require to complete research and development and to commercialize our product candidates.

Our future funding requirements will depend on many factors, including but not limited to:

▪	the initiation, scope, rate of progress, results and cost of our preclinical studies, clinical trials and other related activities for our product candidates;
▪

the costs associated with manufacturing our product candidates, including expanding our own manufacturing facilities, and establishing commercial supplies and sales, marketing and distribution capabilities;

▪	the timing and cost of capital expenditures to support our research, development and manufacturing efforts;
▪	the number and characteristics of other product candidates that we pursue;
▪	the costs, timing and outcome of seeking and obtaining FDA and non-U.S. regulatory approvals;
▪

our ability to maintain, expand and defend the scope of our intellectual property portfolio, including the amount and timing of any payments we may be required to make in connection with the licensing, filing, defense and enforcement of any patents or other intellectual property rights;

▪	the timing, receipt and amount of sales from our potential products;
▪	our need and ability to hire additional management, scientific and medical personnel;
▪	the effect of competing products that may limit market penetration of our product candidates;
▪	our need to implement additional internal systems and infrastructure, including financial and reporting systems;
▪

the economic and other terms, timing and success of any collaboration, licensing, or other arrangements into which we may enter in the future, including the timing of receipt of any milestone or royalty payments under these agreements;

▪	the compliance and administrative costs associated with being a public company; and
▪	the extent to which we acquire or invest in businesses, products or technologies, although we currently have no commitments or agreements relating to any of these types of transactions.

Until we can generate a sufficient amount of product revenue to finance our cash requirements, which we may never do, we expect to finance future cash needs primarily through one or more public and private equity offerings, debt financings and strategic partnerships. We do not have any committed external source of funds. If sufficient funds on acceptable terms are not available when needed, or at all, we could be forced to significantly reduce operating expenses and delay, scale back or eliminate one or more of our clinical or discovery programs or our business operations.

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

At December 31, 2019, we had $236.6 million of cash and investments. While we are not aware of any downgrades, material losses, or other significant deterioration in the fair value of our cash equivalents or investments since December 31, 2019, no assurance can be given that further deterioration of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents or our ability to meet our financing objectives. Furthermore, our stock price may decline due in part to the volatility of the stock market and general economic downturn.

Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.

As of December 31, 2019, we had net operating loss (NOL) carryforwards available to reduce future taxable income, if any, for federal and California income tax purposes of approximately $58.3 million and $48.6 million, respectively. At December 31, 2019, we also had federal and California research and development tax credit carryforwards of $4.4 million and $2.7 million, respectively, available to offset future income tax, if any. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the Code), if a corporation undergoes an “ownership change,” the corporation’s ability to use its NOLs and other pre-change tax attributes such as research tax credits to offset its post-change taxable income or taxes may be limited. In general, an “ownership change” occurs if there is a cumulative change in our ownership by “5% shareholders” that exceeds 50 percentage points over a rolling three-year period. We completed a Section 382 study and believe we have experienced two changes in ownership. Consequently, we are limited in our ability to use our NOL carryforwards and other tax assets to reduce taxes owed on the net taxable income that we earn. As a result, even if we attain profitability, any limitations on the ability to use our NOL carryforwards and other tax assets could adversely affect our future cash flows. In addition, the Tax Cuts and Jobs Act of 2017 (Tax Act) imposes certain limitations on the deduction of NOLs, including a limitation on use of NOLs generated in tax years that began on or after January 1, 2018 to offset 80% of taxable income and disallowance of carryback of post-2017 NOLs.

Changes in the U.S. taxation of international business activities or the adoption of other tax reform policies could materially impact our business, results of operations and financial condition.

Changes to U.S. tax laws that may be enacted in the future could impact the tax treatment of our foreign earnings. If we expand our international business activities, any changes in the U.S. taxation of such activities may increase our worldwide effective tax rate and adversely affect our business, results of operations and financial condition. On December 22, 2017, President Trump signed into law the Tax Act, which significantly revises the Code. The Tax Act, among other things, includes changes to U.S. federal tax rates and the taxation of foreign earnings and modifies or repeals many business deductions and credits. We are continuing to examine the impact of the Tax Act may have on our business.

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

We currently have limited in-house manufacturing experience and personnel. While we are in the process of designing and developing a cGMP manufacturing facility for the manufacture of clinical trial drug materials, we expect to continue to rely for some time on third parties to manufacture our product candidates for preclinical testing and clinical trials, in compliance with applicable regulatory and quality standards, and may do so for the commercial manufacture of some of our product candidates, if approved. To date, we have obtained bulk drug substance (BDS) for IGM-2323 from a single-source third-party contract manufacturer, and we expect to obtain BDS for IGM-8444 and IGM-7354 from single-source third-party contract manufacturers as well. Any reduction or halt in supply of BDS from either of these contract manufacturers could severely constrain our ability to develop our product candidates until a replacement contract manufacturer is found and qualified. In addition, we currently rely on a third-party contract research organization for the conduct of our clinical assays and we have experienced, and may continue to experience, delays and interruptions, as well as quality and design errors, in this supply of information to us.  If we are unable to arrange for and maintain such third-party manufacturing and analytical sources that are capable of meeting regulatory standards, or fail to do so on commercially reasonable terms, we may not be able to successfully produce sufficient supply of product candidate or clinical sample analysis data, or we may be delayed in doing so. If we are unable to arrange for and maintain such third-party manufacturing sources that are capable of meeting regulatory standards, or fail to do so on commercially reasonable terms, we may not be able to successfully produce sufficient supply of product candidate or we may be delayed in doing so. If we were to experience an unexpected loss of supply of our product candidates, for any reason, whether as a result of manufacturing, supply or storage issues or otherwise, we could experience delays, disruptions, suspensions or terminations of, or be required to restart or repeat, any pending or ongoing clinical trials. Such failure or substantial delay or loss of supply could materially harm our business.

Reliance on third-party manufacturers entails risks to which we may not be subject if we manufactured product candidates ourselves, including:

▪

the possible failure of the third party to manufacture our product candidates according to our schedule, or at all, including if our third-party contractors give greater priority to the supply of other products over our product candidates or otherwise do not satisfactorily perform according to the terms of the agreements between us and them;

▪	reliance on the third party for regulatory compliance and quality control and assurance and failure of the third party to comply with regulatory requirements;
▪

the possibility of breach of the manufacturing agreement by the third party because of factors beyond our control (including a failure to manufacture our product candidates in accordance with our product specifications);

▪	the possible mislabeling of clinical supplies, potentially resulting in the wrong dose amounts being supplied or active drug or placebo not being properly identified;
▪

the possibility of clinical supplies not being delivered to clinical sites on time, leading to clinical trial interruptions, or of drug supplies not being distributed to commercial vendors in a timely manner, resulting in lost sales;

▪	the possible misappropriation of our proprietary information, including our trade secrets and know-how; and
▪	the possibility of termination or nonrenewal of the agreement by the third-party at a time that is costly or damaging to us.

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

Any future strategic partnerships we enter into may pose a number of risks, including the following:

▪	we may not be able to enter into critical strategic partnerships or enter them on favorable terms;
▪	strategic partners have significant discretion in determining the effort and resources that they will apply to such a partnership, and they may not perform their obligations as agreed or expected;
▪

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

▪

strategic partners may delay clinical trials, provide insufficient funding for a clinical trial program, stop a clinical trial or abandon a product candidate, repeat or conduct new clinical trials or require a new formulation of a product candidate for clinical testing;

▪

strategic partners could independently develop, or develop with third parties, products that compete directly or indirectly with our product candidates if the strategic partners believe that competitive products are more likely to be successfully developed or can be commercialized under terms that are more economically attractive than our product candidates;

▪

product candidates discovered in collaboration with us may be viewed by our strategic partners as competitive with their own product candidates or products, which may cause strategic partners to cease to devote resources to the commercialization of our product candidates;

▪

a strategic partner with marketing and distribution rights to one or more of our product candidates that achieve regulatory approval may not commit sufficient resources to the marketing and distribution of such product candidates;

▪

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

▪

strategic partners may not properly maintain or defend our intellectual property rights or may use our proprietary information in such a way as to invite litigation that could jeopardize or invalidate our intellectual property or proprietary information or expose us to potential litigation;

▪	strategic partners may infringe the intellectual property rights of third parties, which may expose us to litigation and potential liability; and
▪

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

Our research, development and commercialization activities may be subject to claims that we infringe or otherwise violate patents or other intellectual property rights owned or controlled by third parties. We are aware of third party patents and patent applications containing claims directed to most of our areas of product development, which patents and applications could potentially be construed to cover our product candidates and the use thereof to treat cancer patients. As the biotechnology and pharmaceutical industries expand and more patents are issued, the risk increases that we may be subject to claims of infringement of the patent rights of third parties. There is no assurance that third-party patents or patent applications of which we are aware may not ultimately be found to limit our ability to make, use, sell, offer for sale or import our future approved products or impair our competitive position, even though we do not believe they are relevant to our business. Patents that we may ultimately be found to infringe could be issued to third parties. Third parties may have or obtain valid and enforceable patents or proprietary rights that could block us from developing product candidates using our technology. These patents may not expire before we receive marketing authorization for our product candidates, and they could delay the commercial launch of one or more future products. If our products were to be found to infringe any such patents, and we were unable to invalidate those patents, or if licenses for them are not available on commercially reasonable terms, or at all, our business, financial condition and results of operations could be materially harmed. Furthermore, even if a license is available, it may be non-exclusive, which could result in our competitors gaining access to the same intellectual property. Our failure to maintain a license to any technology that we require may also materially harm our business, financial condition and results of operations, and we would be exposed to a threat of litigation.

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

▪

we may initiate litigation or other proceedings against third parties seeking to invalidate the patents held by those third parties, to obtain a judgment that our products or processes do not infringe those third parties’ patents or to obtain a judgment that those parties’ patents are unenforceable;

▪

if our competitors file patent applications that claim technology also claimed by us or our licensors, we or our licensors may be required to participate in derivation or opposition proceedings to determine the priority of invention, which could jeopardize our patent rights and potentially provide a third-party with a dominant patent position;

▪

if third parties initiate litigation claiming that our processes or products infringe their patent or other intellectual property rights or initiate other proceedings, including post-grant proceedings such as oppositions, IPRs or PGRs, we will need to defend against such proceedings; and

▪

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

Our strategy depends on our ability to identify, seek, obtain and maintain patent protection for our discoveries. As of December 31, 2019, our patent portfolio included seven granted patents, 133 pending applications in active prosecution in 16 countries or regions, three pending Patent Cooperation Treaty (PCT) applications (one unpublished), and seven pending unpublished provisional applications. Our patent portfolio is relatively small compared to many large and more established pharmaceutical and biotechnology companies that have patent portfolios consisting of hundreds, and in some case even thousands, of granted patents. As our patent portfolio grows, we expect patent protection will continue to be an important part of our strategy. The patent protection process is expensive and time consuming, and we may not be able to file and prosecute all necessary or desirable patent applications, or maintain and enforce any patents that may issue from such patent applications, at a reasonable cost or in a timely manner or in all jurisdictions where protection may be commercially advantageous. It is also possible that we will fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection. Moreover, in some circumstances, we may not have the right to control the preparation, filing and prosecution of patent applications, or to maintain the patents, covering technology that we have licensed from third parties. Therefore, our owned or in-licensed patents and patent applications may not be prosecuted and enforced in a manner consistent with the best interests of our business. Our patent applications cannot be enforced against third parties practicing the technology claimed in such applications unless, and until, patents issues from such applications, and then only to the extent the issued claims cover the technology. The patent applications that we own or in-license may fail to result in issued patents with claims that cover our current and future product candidates in the United States or in other foreign countries or that effectively prevent third parties from commercializing competitive product candidates.

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

The degree of future protection afforded by our intellectual property rights is uncertain because intellectual property rights have limitations, and may not adequately protect our business, or permit us to maintain our competitive advantage. The following examples are illustrative:

▪	others may be able to make compounds that are similar to our product candidates but that are not covered by the claims of the patents that we own or have exclusively licensed;
▪	others may independently develop similar or alternative technologies without infringing our intellectual property rights;
▪	issued patents that we own or have exclusively licensed may not provide us with any competitive advantages, or may be held invalid or unenforceable, as a result of legal challenges by our competitors;
▪

we may obtain patents for certain compounds many years before we obtain marketing approval for products containing such compounds, and because patents have a limited life, which may begin to run prior to the commercial sale of the related product, the commercial value of our patents may be limited;

▪

our competitors might conduct research and development activities in countries where we do not have patent rights and then use the information learned from such activities to develop competitive products for sale in our major commercial markets;

▪	we may fail to develop additional proprietary technologies that are patentable;
▪

the laws of certain foreign countries may not protect our intellectual property rights to the same extent as the laws of the United States, or we may fail to apply for or obtain adequate intellectual property protection in all the jurisdictions in which we operate; and

▪	the patents of others may have an adverse effect on our business, for example by preventing us from marketing one or more of our product candidates for one or more indications

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

The following are examples of litigation and other adversarial proceedings or disputes that we could become a party to involving our patents or patents licensed to us:

▪	we may initiate litigation or other proceedings against third parties to enforce our patent and trade secret rights;
▪

third parties may initiate litigation or other proceedings seeking to invalidate patents owned by or licensed to us or to obtain a declaratory judgment that their product or technology does not infringe our patents or patents licensed to us;

▪

third parties may initiate opposition, IPR or PGR proceedings challenging the validity or scope of our patent rights, requiring us and/or licensors to participate in such proceedings to defend the validity and scope of our patents;

▪	there may be a challenge or dispute regarding inventorship or ownership of patents or trade secrets currently identified as being owned by or licensed to us; or
▪

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

The degree of future protection for our proprietary rights is uncertain because legal means afford only limited protection and may not adequately protect our rights or permit us to gain or keep our competitive advantage. For example:

▪	others may be able to develop a platform that is similar to, or better than, ours in a way that is not covered by the claims of our patents;
▪	others may be able to make compounds that are similar to our product candidates but that are not covered by the claims of our patents;
▪	we might not have been the first to make the inventions covered by patents or pending patent applications;
▪	we might not have been the first to file patent applications for these inventions;
▪	any patents that we obtain may not provide us with any competitive advantages or may ultimately be found invalid or unenforceable; or
▪	we may not develop additional proprietary technologies that are patentable or that afford meaningful trade secret protection.

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

Some of our discovery programs may include antibodies that are licensed from third parties pursuant to limited research licenses. If we decide to further develop or commercialize these discovery programs as future product candidates, we may need to exercise our option to enter into a commercial license with one or more of these third parties. If we are unable to successfully enter into those commercial licenses or if we breach the terms of our existing research licenses or future commercial licenses, we would not have the ability to continue the development and potential commercialization of such discovery programs.

We have in-licensed certain antibodies for our discovery programs from third parties. Under these license agreements, we are able to research and initially develop discovery programs and are required to make certain annual payments. We also have the option to negotiate or enter into commercial license agreements with these third parties if we elect to continue development or commercialization of any product candidates incorporating the in-licensed antibodies. If we exercise our option to negotiate or enter into any commercial licenses with these third parties, we will likely be subject to various additional obligations, which may include obligations with respect to funding, development and commercialization activities, and payment obligations upon achievement of certain milestones and royalties on product sales. If any of our existing antibody research licenses or future commercial licenses are terminated or breached, we may:

▪	lose our rights or options to research, develop or commercialize certain of our future product candidates;
▪	not be able to secure patent or trade secret protection for certain of our future product candidates;
▪	experience significant delays in the development or commercialization of certain of our future product candidates;
▪	not be able to obtain other licenses that may allow us to continue to progress the applicable programs on acceptable terms, if at all; or
▪	incur liability for damages.

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

The trading price of our common stock may be highly volatile and subject to wide fluctuations in response to various factors, some of which are beyond our control. In addition to those discussed in this “Risk Factors” section and elsewhere in this Annual Report on Form 10-K, these factors include:

▪	results and timing of our preclinical studies and clinical trials and studies and trials of our competitors’ products;
▪	failure or discontinuation of any of our development programs;
▪	issues in manufacturing our product candidates or future approved products;
▪	regulatory developments or enforcement in the United States and foreign countries with respect to our product candidates or our competitors’ products;
▪	competition from existing products or new products that may emerge;
▪	actual or anticipated changes in our growth rate relative to our competitors;
▪	developments or disputes concerning patents or other proprietary rights;
▪	introduction of technological innovations or new commercial products by us or our competitors;
▪	announcements by us, our strategic partners or our competitors of significant acquisitions, strategic partnerships, joint ventures, or capital commitments;

▪	actual or anticipated changes in estimates or recommendations by securities analysts, if any cover our common stock;
▪	fluctuations in the valuation of companies perceived by investors to be comparable to us;
▪	public concern over our product candidates or any future approved products;
▪	litigation;
▪	future sales of our common stock by us, our insiders or our other stockholders;
▪	share price and volume fluctuations attributable to inconsistent trading volume levels of our shares;
▪	additions or departures of key personnel;
▪	changes in the structure of health care payment systems in the United States or overseas;
▪	failure of any of our product candidates, if approved, to achieve commercial success;
▪	economic and other external factors or other disasters or crises;
▪	period-to-period fluctuations in our financial condition and results of operations, including the timing of receipt of any milestone or other payments under commercialization or licensing agreements;
▪	announcements or expectations of additional financing efforts;
▪	general market conditions and market conditions for biotechnology stocks;
▪	overall fluctuations in U.S. equity markets; and
▪	other factors that may be unanticipated or out of our control

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

Prior to the closing of our IPO in September 2019, there was no public market for our common stock. Although our common stock is listed on the Nasdaq Global Select Market (Nasdaq), the market for our shares has demonstrated varying levels of trading activity. Furthermore, an active market trading market for our common stock may not be sustained in the future. The lack of an active trading market for our common stock may  impair investors’ ability to sell their shares at the time they wish to sell them or at a price that they consider reasonable, may reduce the market value of their shares, may impair our ability to raise capital to continue to fund our operations by selling shares and may impair our ability to acquire other companies or technologies by using our shares as consideration.

We are controlled by Haldor Topsøe Holding A/S and a concentrated group of stockholders, whose interests in our business may conflict with yours.

As of December 31, 2019, Haldor Topsøe Holding A/S (HTH), together with other holders of 5% or more of our outstanding capital stock and their respective affiliates, beneficially owned 24,689,960 shares, or 81%, of our outstanding capital stock (which includes 18,258,755 shares, or approximately 69%, of our voting common stock). Accordingly, our principal stockholders will be able to control most matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, including mergers and sales of all or substantially all of our assets. The interests of these principal stockholders may not always coincide with your interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders. For example, our concentration of ownership could have the effect of delaying or preventing a change in control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could cause the market price of our common stock to decline or prevent our stockholders from realizing a premium over the market price for their shares of our common stock.

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

Sales of substantial amounts of our common stock in the public markets, or the perception that such sales could occur, could cause the market price of our common stock to decline significantly, even if our business is doing well.

Sales of a substantial number of shares of our common stock in the public market could occur at any time. If our stockholders sell, or the market perceives that our stockholders intend to sell, substantial amount of our common stock in the public market, the market price of our common stock could decline significantly.

Certain holders of our common stock (including common stock issuable upon conversion of our non-voting common stock) have rights, subject to certain conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. Registration of these shares under the Securities Act would result in the shares becoming freely tradeable in the public market, subject to the restrictions of Rule 144 in the case of our affiliates. In addition, we filed a registration statement to register shares of our common stock reserved for future issuance under our equity compensation plans. As a result, shares registered under this registration statement will be available for sale in the public market subject to the satisfaction of applicable vesting arrangements and the exercise of such options and, in the case of our affiliates, the restrictions of Rule 144. If any of these additional shares are sold, or if it is perceived that they will be sold, in the public market, the market price of our common stock could decline.

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

An independent assessment of the effectiveness of our internal controls could detect problems that our management’s assessment might not. In addition, our management and independent registered public accounting firm did not perform an evaluation of our internal control over financial reporting as of December 31, 2019 or December 31, 2018 in accordance with the provisions of the Sarbanes-Oxley Act. Had we and our independent registered public accounting firm performed such an evaluation, control deficiencies may have been identified by management or our independent registered public accounting firm, and those control deficiencies could have also represented one or more material weaknesses. Undetected material weaknesses in our internal controls could lead to financial statement restatements and require us to incur the expense of remediation.

We have incurred and will continue to incur significant increased costs as a result of operating as a public company, and our management has devoted and will continue to devote substantial time to corporate governance standards.

As a public company, we have incurred and will continue to incur significant legal, accounting and other expenses that we did not incur as a private company, and these expenses may increase even more after we are no longer an “emerging growth company.” Our management and other personnel have devoted and will continue to devote a substantial amount of time and incur substantial expense in connection with compliance initiatives. For example, in anticipation of becoming a public company, we adopted additional internal controls and disclosure controls and procedures, retained a transfer agent and adopted an insider trading policy. As a public company, we bear all of the internal and external costs of preparing and distributing periodic public reports in compliance with our obligations under the securities laws.

In addition, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act and the related rules and regulations implemented by the SEC, and Nasdaq, have and will continue to increase legal and financial compliance costs and make some compliance activities more time consuming. We cannot predict or estimate the amount of additional costs we may incur to respond to these requirements or the timing of such costs. We have invested and will continue to invest in resources to comply with evolving laws, regulations and standards, and this investment will result in increased general and administrative expenses and may divert management’s time and attention from our other business activities. If our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, regulatory authorities may initiate legal proceedings against us and our business may be harmed. These factors could also make it more difficult for us to attract and retain qualified members of our board of directors, particularly to serve on our audit committee and compensation committee, and qualified executive officers.

Under the corporate governance standards of Nasdaq, a majority of our board of directors and each member of our audit committee must be an independent director no later than the first anniversary of the completion of our IPO. We may encounter difficulty in attracting qualified persons to serve on our board of directors and the audit committee, and our board of directors and management may be required to divert significant time and attention and resources away from our business to identify qualified directors. If we fail to attract and retain the required number of independent directors, we may be subject to the delisting of our common stock from Nasdaq.

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

Provisions in our amended and restated certificate of incorporation and amended and restated bylaws may discourage, delay, or prevent a merger, acquisition, or other change in control that stockholders may consider favorable, including transactions in which you might otherwise receive a premium for your shares of our common stock. These provisions may also prevent or frustrate attempts by our stockholders to replace or remove our management. Therefore, these provisions could adversely affect the price of our common stock. Among other things, our charter documents:

▪	establish that our board of directors is divided into three classes, Class I, Class II and Class III, with each class serving staggered three year terms;
▪	provide that vacancies on our board of directors may be filled only by a majority of directors then in office, even though less than a quorum;
▪	provide that our directors may only be removed for cause;
▪	eliminate cumulative voting in the election of directors;
▪

authorize our board of directors to issue shares of convertible preferred stock and determine the price and other terms of those shares, including preferences and voting rights, without stockholder approval;

▪	provide our board of directors with the exclusive right to elect a director to fill a vacancy or newly created directorship;
▪	permit stockholders to only take actions at a duly called annual or special meeting and not by written consent;
▪	prohibit stockholders from calling a special meeting of stockholders;
▪	require that stockholders give advance notice to nominate directors or submit proposals for consideration at stockholder meetings;
▪	authorize our board of directors, by a majority vote, to amend the bylaws; and
▪	require the affirmative vote of at least 66 2/3% or more of the outstanding shares of common stock to amend many of the provisions described above.

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

Our amended and restated bylaws provide that the Court of Chancery of the State of Delaware is the exclusive forum for:

▪	any derivative action or proceeding under Delaware statutory or common law brought on our behalf;
▪	any action asserting a claim of breach of fiduciary duty owed by any of our directors, officers or other employees to us or our stockholders;
▪	any action asserting a claim against us arising under the DGCL, our amended and restated certificate of incorporation or our amended and restated bylaws; and
▪	any action asserting a claim against us that is governed by the internal-affairs doctrine.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We currently lease approximately 50,000 square feet of office, laboratory and manufacturing space in Mountain View, California under two leases which expire in September 2024 and April 2025. We believe this space is sufficient to meet our near-term needs and that any additional space we may require will be available on commercially reasonable terms.

Item 3. Legal Proceedings.

From time to time, we may become involved in legal proceedings arising in the ordinary course of our business. We are not currently a party to any material legal proceedings. Regardless of outcome, litigation can have an adverse impact on us due to defense and settlement costs, diversion of management resources, negative publicity, reputational harm and other factors.

Item 4. Mine Safety Disclosures.

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information for Our Common Stock

Our common stock has been listed on the Nasdaq Global Select Market under the symbol “IGMS” since September 18, 2019. Prior to that date, there was no public trading market for our common stock.

Holders of Record

As of March 16, 2020, there were 33 holders of record of our common stock and 6 holders of record of our non-voting common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees.

Dividend Policy

We have never declared or paid cash dividends on our capital stock. We currently intend to retain all available funds and any future earnings to support operations and to finance the growth and development of our business. We do not intend to declare or pay any cash dividends on our capital stock in the foreseeable future. Any future determination to declare or pay dividends will be made at the discretion of our board of directors, subject to applicable laws, and will depend upon, among other factors, our results of operations, financial condition, contractual restrictions, capital requirements general business conditions and other factors that our board of directors may deem relevant. Our future ability to pay cash dividends on our capital stock may be limited by the terms of any future debt or preferred securities.

Stock Performance Graph

This performance graph shall not be deemed “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act, except to the extent that we specifically incorporate this information by reference therein, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

The following graph compares the cumulative total return to stockholder return on our common stock relative to the cumulative total returns of the Nasdaq Composite Index and the Nasdaq Biotechnology Index. An investment of $100 is assumed to have been made in our common stock and each index on September 18, 2019 (the first day of trading of our common stock with a closing price on that date of $24.30) and its relative performance is tracked through December 31, 2019. Pursuant to applicable SEC rules, all values assume reinvestment of the full amount of all dividends; however no dividends have been declared on our common stock to date. The stockholder returns shown on the graph below are based on historical results and are not indicative of future performance, and we do not make or endorse any predictions as to future stockholder returns.

Unregistered Sales of Equity Securities

None.

Use of Proceeds from Public Offering of Common Stock

On September 17, 2019, our registration statement on Form S-1 (File No. 333-2233365) was declared effective by the SEC for our initial public offering of common stock. We began trading on the Nasdaq Global Select Market on September 18, 2019, and the transaction formally closed on September 20, 2019. In connection with our IPO, we issued and sold an aggregate of 12,578,125 shares of our common stock at a price of $16.00 per share, including 1,640,625 shares issued and sold in connection with the full exercise by the underwriters of their option to purchase additional shares of common stock. The aggregate offering price for shares sold in our IPO was $201.3 million. The joint book-running managers for the initial public offering were Jefferies LLC, Piper Jaffray & Co., Stifel, Nicolaus & Company, Incorporated and Guggenheim Securities, LLC. After deducting underwriting discounts and commissions and offering costs paid or payable by us of approximately $18.4 million, the net proceeds from the offering were approximately $183.0 million. No payments were made by us to directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates, other than payments in the ordinary course of business to officers for salaries and to non-employee directors pursuant to our director compensation policy.

There has been no material change in the planned use of proceeds from our IPO as described in our final prospectus filed with the SEC on September 18, 2019 pursuant to Rule 424(b)(4). We invested the funds received in interest-bearing investment-grade securities.

Issuer Purchases of Equity Securities

None.

Item 6. Selected Financial Data.

You should read the following selected financial data together with the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and the related notes included in this Annual Report on Form 10‑K. The statement of operations data for the years ended December 31, 2019, 2018 and 2017 and the balance sheet data as of December 31, 2019, 2018 and 2017 are derived from our audited financial statements and related notes included elsewhere in this report. The historical results are not necessarily indicative of the results to be expected in any future periods.

	Year Ended December 31,
(in thousands, except share and per share data)	2019	2018	2017
Statements of Operations Data:
Operating expenses:
Research and development	$35,257	$18,962	$8,639
General and administrative	9,241	3,829	2,508
Total operating expenses	44,498	22,791	11,147
Loss from operations	(44,498)	(22,791)	(11,147)
Other income, net	1,365	80	93
Net loss	$(43,133)	$(22,711)	$(11,054)
Net loss per share, basic and diluted	$(4.80)	$(51.84)	$(25.24)
Weighted-average common shares outstanding, basic and diluted	8,995,410	438,074	437,942

	As of December 31,
(in thousands)	2019	2018	2017
Balance Sheet Data:
Cash and investments	$236,607	$1,887	$432
Total assets	261,350	3,979	1,390
Accrued liabilities	3,305	3,582	507
Total liabilities	21,119	8,890	1,110
Convertible preferred stock	—	60,917	40,783
Accumulated deficit	(107,205)	(64,072)	(41,361)
Total stockholders' equity (deficit)	240,231	(65,828)	(40,503)

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report on Form 10-K, including information with respect to our plans and strategy for our business, includes forward looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Annual Report on Form 10-K, our actual results could differ materially from the results described, in or implied, by these forward-looking statements.

Overview

We are a biotechnology company pioneering the development of engineered IgM antibodies for the treatment of cancer patients. IgM antibodies have inherent properties that we believe may enable them to bind more strongly to cancer cells than comparable IgG antibodies. We have created a proprietary IgM antibody technology platform that we believe is particularly well suited for developing T cell engagers, receptor cross-linking agonists and targeted cytokines. Our lead product candidate, IGM-2323, is a bispecific T cell engaging IgM antibody targeting CD20 and CD3 proteins, and in October 2019 we announced the dosing of the first patient in our Phase 1 clinical trial for the treatment of relapsed/refractory B cell Non-Hodgkin’s lymphoma (NHL) patients. Our second product candidate, IGM-8444 is an IgM antibody targeting Death Receptor 5 (DR5) proteins, and we plan to file an investigational new drug application (IND) for the treatment of patients with solid and hematologic malignancies in 2020. Our third product candidate, IGM-7354, is a bispecific IgM antibody delivering interleukin-15 (IL-15) cytokines to PD-L1 expressing cells, and we plan to file an IND for the treatment of patients with solid and hematologic malignancies in 2021. We believe that we have the most advanced research and development program focused on engineered therapeutic IgM antibodies. We have created a portfolio of patents and patent applications, know-how and trade secrets directed to our platform technology, product candidates and manufacturing capabilities, and we retain worldwide commercial rights to all of our product candidates and the intellectual property related thereto.

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

We have incurred significant net losses to date. Our ability to generate product revenue sufficient to achieve profitability will depend on the successful development and eventual commercialization of one or more of our current or future product candidates. Our net losses were $43.1 million, $22.7 million, and $11.1 million for the years ended December 31, 2019, 2018 and 2017, respectively. As of December 31, 2019, we had an accumulated deficit of $107.2 million. These losses have resulted primarily from costs incurred in connection with research and development activities and general and administrative costs associated with our operations. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future, and our net losses may fluctuate significantly from period to period, depending on the timing of and expenditures on our planned research and development activities. In addition, we expect to incur additional costs associated with operating as a public company.

We expect our expenses and capital requirements will increase substantially in connection with our ongoing activities as we:

▪	advance the development of IGM-2323, IGM-8444 and IGM-7354;
▪	expand our pipeline of IgM antibody product candidates;
▪	continue to invest in our IgM antibody technology platform;
▪	build out and expand our in-house manufacturing capabilities;

▪	maintain, protect and expand our intellectual property portfolio, including patents, trade secrets and know-how;
▪	seek marketing approvals for any product candidates that successfully complete clinical trials;
▪	establish a sales, marketing, and distribution infrastructure to commercialize any product candidate for which we may obtain marketing approval and related commercial manufacturing build-out;
▪	implement operational, financial and management information systems; and
▪	attract, hire and retain additional clinical, scientific, management and administrative personnel.

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

We were incorporated in Delaware in 1993 under the name Palingen, Inc. From 1993 to 2010, we were principally engaged in research related to naturally occurring IgM antibodies. In 2010, we received an initial equity investment from Haldor Topsøe Holding A/S, changed our name to IGM Biosciences, Inc. and refocused our research and development efforts toward developing our IgM platform and engineering new IgM antibodies. In December 2017, we established a Danish holding company—IGM Biosciences A/S (Holdco); in April 2019, we dissolved Holdco. The capitalization information included in this Annual Report on Form 10-K is consistently presented as that of IGM Biosciences, Inc. even during the interim period when we had a holding company structure and our investors held their equity interests in Holdco.

Revenue

To date, we have not generated any revenue and do not expect to generate any revenue from the sale of products in the near future.

Operating Expenses

Research and Development

Research and development expenses consist primarily of costs incurred for the discovery and development of product candidates, which include:

Direct expenses consisting of:

▪	Fees paid to third parties such as consultants, contractors and CROs, for animal studies and other costs related to preclinical studies and clinical trials;
▪	Costs related to acquiring and manufacturing research and clinical trial materials, including under agreements with third parties such as CMOs and other vendors;

▪	Costs related to the preparation of regulatory submissions; and
▪	Expenses related to laboratory supplies and services;

Indirect expenses consisting of:

▪	Personnel-related expenses, including salaries, benefits and stock-based compensation expense, for personnel in our research and development functions; and
▪	Depreciation of equipment and facilities expenses.

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

Results of Operations

Comparison of the Years Ended December 31, 2019 and 2018

	Year Ended December 31,
(in thousands)	2019	2018	Change
Operating expenses:
Research and development	$35,257	$18,962	$16,295
General and administrative	9,241	3,829	5,412
Total operating expenses	44,498	22,791	21,707
Loss from operations	(44,498)	(22,791)	(21,707)
Other income, net	1,365	80	1,285
Net loss	$(43,133)	$(22,711)	$(20,422)

Research and Development Expenses

The following table summarizes our research and development expenses incurred during the periods indicated:

	Year Ended December 31,
(in thousands)	2019	2018	Change
Direct expenses
Clinical stage program (1)	$10,554	$7,359	$3,195
Preclinical stage programs	12,095	5,394	6,701
Indirect expenses
Personnel-related	9,546	4,743	4,803
Depreciation and facilities	3,062	1,466	1,596
Total research and development expenses	$35,257	$18,962	$16,295

(1)	Includes direct expenses related to our lead product candidate, IGM-2323, for which we announced the dosing of the first patient in our Phase 1 clinical trial in October 2019.

Research and development expenses were $35.3 million in 2019 compared to $19.0 million in 2018. The increase of $16.3 million was driven by advancement of our product candidates, including $3.2 million of expenses related to our clinical stage program, which consisted of preclinical, clinical and manufacturing expense incurred in the development of our lead product candidate, IGM-2323, for which we announced the dosing of the first patient in our Phase 1 clinical trial in October 2019, and $6.7 million related to our preclinical stage programs which consisted of preclinical and manufacturing expenses incurred in the development of our second product candidate, IGM-8444, and expenses related to our discovery programs. Personnel-related expenses, including stock-based compensation, increased by $4.8 million due to an increase in headcount. Depreciation and facilities increased by $1.6 million primarily due to new lease agreements for additional office, laboratory and manufacturing space in Mountain View which commenced in 2019.

General and Administrative Expenses

General and administrative expenses were $9.2 million in 2019 compared to $3.8 million in 2018. The increase of $5.4 million was primarily due to a $2.3 million increase in personnel-related expenses, including stock-based compensation, due to an increase in headcount. Professional services increased by $1.8 million due to legal, accounting, consulting and other services in preparation for our public company status. Administrative expenses increased by $0.9 million primarily due to an increase in directors’ and officers’ liability insurance. Depreciation and facilities increased by $0.3 million primarily due to new lease agreements for additional office, laboratory and manufacturing space in Mountain View which commenced in 2019.

Other Income, Net

Other income, net was $1.4 million compared to $80,000 in 2018. The increase of $1.3 million was primarily due to higher cash and investment balances.

Comparison of the Years Ended December 31, 2018 and 2017

	Year Ended December 31,
(in thousands)	2018	2017	Change
Operating expenses:
Research and development	$18,962	$8,639	$10,323
General and administrative	3,829	2,508	1,321
Total operating expenses	22,791	11,147	11,644
Loss from operations	(22,791)	(11,147)	(11,644)
Other income, net	80	93	(13)
Net loss	$(22,711)	$(11,054)	$(11,657)

Research and Development Expenses

The following table summarizes our research and development expenses incurred during the periods indicated:

	Year Ended December 31,
(in thousands)	2018	2017	Change
Direct expenses
Clinical stage program (1)	$7,359	$1,168	$6,191
Preclinical stage programs	5,394	3,229	2,165
Indirect expenses
Personnel-related	4,743	2,889	1,854
Depreciation and facilities	1,466	1,353	113
Total research and development expenses	$18,962	$8,639	$10,323

(1)	Includes direct expenses related to our lead product candidate, IGM-2323, for which we announced the dosing of the first patient in our Phase 1 clinical trial in October 2019.

Research and development expenses were $19.0 in 2018 compared to $8.6 million in 2017. The increase of $10.3 million was driven by an increase in expenses to advance our product candidates, including $6.2 million of expenses related to our clinical stage program, which consisted of preclinical and clinical expenses and expenses incurred in the development of our lead product candidate, IGM-2323 and the preparation for its Phase 1 clinical trial, and $2.2 million related to our preclinical stage programs. Personnel-related expenses, including stock-based compensation, increased by $1.9 million due to an increase in headcount.

General and Administrative Expenses

General and administrative expenses were $3.8 million in 2018 compared to $2.5 million in 2017. The increase of $1.3 million was primarily due to a $0.7 million increase in legal and advisory fees, a $0.3 million increase in recruitment expenses and a $0.2 million increase in personnel-related expenses.

Other Income, Net

Other income, net was $80,000 in 2018 compared to $93,000 in 2017. The decrease of $13,000 was primarily due to an increase in interest expense resulting from an interest-bearing unsecured promissory note.

Liquidity and Capital Resources

Liquidity

Due to our significant research and development expenditures, we have generated operating losses since our inception. We have funded our operations primarily through the sale of convertible preferred stock and common stock and the issuance of unsecured promissory notes. As of December 31, 2019, we had cash and investments of $236.6 million. As of December 31, 2019, we had an accumulated deficit of $107.2 million. We believe that our cash and investments will be sufficient to fund our planned operations into early 2022.

Future Funding Requirements

Our primary uses of cash are to fund operating expenses, which consist primarily of research and development expenditures related to our programs and related personnel costs. The timing and amount of our future funding requirements depends on many factors, including the following:

▪	the initiation, scope, rate of progress, results and cost of our preclinical studies, clinical trials and other related activities for our product candidates;
▪

the costs associated with manufacturing our product candidates, including building out and expanding our own manufacturing facilities, and establishing commercial supplies and sales, marketing and distribution capabilities;

▪	the timing and cost of capital expenditures to support our research, development and manufacturing efforts;
▪	the number and characteristics of other product candidates that we pursue;
▪	the costs, timing and outcome of seeking and obtaining U.S. Food and Drug Administration (FDA) and non-U.S. regulatory approvals;
▪

our ability to maintain, expand and defend the scope of our intellectual property portfolio, including the amount and timing of any payments we may be required to make in connection with the licensing, filing, defense and enforcement of any patents or other intellectual property rights;

▪	the timing, receipt and amount of sales from our potential products;
▪	our need and ability to hire additional management, scientific and medical personnel;
▪	the effect of competing products that may limit market penetration of our product candidates;
▪	our need to implement additional internal systems and infrastructure, including financial and reporting systems;
▪

the economic and other terms, timing and success of any collaboration, licensing, or other arrangements into which we may enter in the future, including the timing of receipt of any milestone or royalty payments under these agreements;

▪	the compliance and administrative costs associated with being a public company; and
▪	the extent to which we acquire or invest in businesses, products or technologies, although we currently have no commitments or agreements relating to any of these types of transactions.

In addition, we will continue to require additional funding in order to complete development of our product candidates and commercialize our products, if approved. We may seek to raise any necessary additional capital through a combination of public or private equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other marketing and distribution arrangements. There can be no assurance that, in the event we require additional financing, such financing will be available at terms acceptable to us, if at all. Failure to generate sufficient cash flows from operations, raise additional capital and reduce discretionary spending should additional capital not become available could have a material adverse effect on our ability to achieve our intended business objectives. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated preclinical studies and clinical trials. To the extent that we raise additional capital through collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our product candidates, future revenue streams or research programs at an earlier stage of development or on less favorable terms than we would otherwise choose or to grant licenses on terms that may not be favorable to us. If we do raise additional capital through public or private equity or convertible debt offerings, the ownership interest of our existing stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our stockholders’ rights. If we raise additional capital through debt financing, we may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we are unable to obtain additional funding from these or other sources, it may be necessary to significantly reduce our rate of spending through reductions in staff and delaying, scaling back, or stopping certain research and development programs.

Summary Statement of Cash Flows

The following table sets forth the primary sources and uses of cash for each of the periods presented below:

	Year Ended December 31,
(in thousands)	2019	2018	2017
Net cash used in operating activities	(45,116)	(20,044)	(10,357)
Net cash used in investing activities	(203,238)	(788)	(385)
Net cash provided by financing activities	282,258	22,337	8,068

Net Cash Used in Operating Activities

In 2019, net cash used in operating activities was $45.1 million, which consisted of a net loss of $43.1 million and a net change of $5.0 million in our net operating assets and liabilities, partially offset by $3.0 million in non-cash charges. The net change in our operating assets and liabilities was primarily due to an increase in prepaid expenses of $5.4 million, an increase in other assets of $0.3 million and a decrease in lease liabilities of $1.3 million, partially offset by an increase in accounts payable of $2.0 million. The non-cash charges primarily consisted of non-cash lease expense of $1.7 million, stock-based compensation of $1.0 million and depreciation expense of $0.6 million, partially offset by net amortization of premiums and accretion of discounts on investments of $0.3 million.

In 2018, net cash used in operating activities was $20.0 million, which consisted of a net loss of $22.7 million, partially offset by a net change of $2.2 million in our net operating assets and liabilities and $0.5 million in non-cash charges. The net change in our operating assets and liabilities was primarily due to an increase in accrued liabilities of $2.8 million resulting from an increase in research and development activities. This was partially offset by an increase in prepaid expenses of $0.3 million primarily associated with prepayments made for ongoing research and development activities conducted by third-party service providers. The non-cash charges primarily consisted of depreciation of $0.3 million and stock-based compensation of $0.2 million.

In 2017, net cash used in operating activities was $10.4 million, which consisted of a net loss of $11.1 million, partially offset by a net change of $0.4 million in our net operating assets and liabilities and $0.3 million in non-cash charges. The net change in our operating assets and liabilities was primarily due to an increase in accrued liabilities of $0.3 million resulting from an increase in research and development activities. The non-cash charges primarily consisted of depreciation of $0.2 million and stock-based compensation of $0.1 million.

Net Cash Used in Investing Activities

In 2019, net cash used in investing activities was $203.2 million, which consisted of $208.9 million in purchases of investments and $2.3 million in purchases of lab equipment for research and development activities, partially offset by $8.0 million in maturities of investments.

Net cash used in investing activities was $0.8 million and $0.4 million in 2018 and 2017, respectively, related to the purchase of property and equipment.

Net Cash Provided by Financing Activities

In 2019, net cash provided by financing activities was $282.3 million, which consisted primarily of $182.8 million of net proceeds from our IPO, $81.7 million of net proceeds from the issuance of shares of our Series C convertible preferred stock, $15.0 million of proceeds from the issuance of an unsecured promissory note to a related party which was subsequently settled as Series C convertible preferred stock in June 2019, the receipt of a $2.6 million receivable that was due from a related party, and $0.2 million from the issuance of common stock and exercise of stock options.

In 2018, net cash provided by financing activities was $22.3 million, which consisted primarily of $17.3 million in proceeds from the issuance of shares of our Series B convertible preferred stock and $5.0 million from the issuance of an unsecured promissory note.

In 2017, net cash provided by financing activities was $8.1 million, which consisted of proceeds from the issuance of shares of our Series B convertible preferred stock.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations and other commitments as of December 31, 2019:

	Payments Due by Period
(in thousands)	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years	Total
Contractual obligations:
Operating lease obligations (1)	$3,002	$6,258	$6,269	$733	$16,262

(1)	Payments due for our lease of office, laboratory and manufacturing spaces in Mountain View, California. The payments represent gross operating lease obligations.

In addition, we enter into agreements in the normal course of business with CROs, CMOs, and other vendors for the research and development services for operating purposes, which are generally cancelable upon written notice. These payments are not included in this table of contractual obligations.

We have not included milestone or royalty payments or other contractual payment obligations in the table above as the timing and amount of such obligations are unknown or uncertain. See Note 5 to our financial statements included in this Form 10-K.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

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

While our significant accounting policies are described in the notes to our financial statements included elsewhere in this Annual Report on Form 10-K, we believe that the following critical accounting policies are most important to understanding and evaluating our reported financial results.

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

As actual costs become known, the Company adjusts its accruals. Although the Company does not expect its estimates to be materially different from amounts actually incurred, such estimates for the status and timing of services performed relative to the actual status and timing of services performed may vary and could result in us reporting amounts that are too high or too low in any particular period. The Company’s accrual is dependent, in part, upon the receipt of timely and accurate reporting from CROs and other third-party vendors. Variations in the assumptions used to estimate accruals including, but not limited to, the number of patients enrolled, the rate of patient enrollment and the actual services performed, may vary from our estimates, resulting in adjustments to clinical trial expenses in future periods. Changes in these estimates that result in material changes to the Company’s accruals could materially affect its financial condition and results of operations. Through December 31, 2019, there have been no material differences from the Company’s estimated accrued research and development expenses to actual expenses.

Stock-Based Compensation

We account for stock-based compensation by measuring and recognizing compensation expense for all share-based awards made to employees and directors based on estimated grant-date fair values. We use the straight-line method to allocate compensation cost to reporting periods over the requisite service period, which is generally the vesting period, and estimate the fair value of share-based awards to employees and directors using the Black-Scholes option-pricing valuation model. The Black-Scholes model requires the input of subjective assumptions, including fair value of common stock, expected term, expected volatility, risk-free interest rate and expected dividends, which are described in greater detail below.

Fair Value of Common Stock—Prior to the IPO, there was no public market for our common stock, the fair value of our common stock was determined by our board of directors based in part on valuations of our common stock prepared by a third-party valuation firm. Since the completion of our IPO, the fair value of each share of common stock underlying stock option grants is based on the closing price of our common stock on the Nasdaq Global Select Market as reported on the date of grant.

Expected Term—The expected term of the options represents the average period the stock options are expected to remain outstanding. As we do not have sufficient historical information to develop reasonable expectations about future exercise patterns and post-vesting employment termination behavior, the expected term of options granted is derived from the average midpoint between the weighted average vesting and the contractual term, also known as the simplified method.

Expected Volatility— Since we have only recently become a public company and have only a limited trading history for our common stock, the expected volatility was estimated based on the average historical volatilities of common stock of comparable publicly traded entities over a period equal to the expected term of the stock option grants. We selected companies with comparable characteristics, including enterprise value, risk profiles, position within the industry, and, where applicable, with historical share price information sufficient to meet the expected life of our stock-based awards. We will continue to apply this process until enough historical information regarding the volatility of our own stock price becomes available.

Risk-Free Interest Rate—The risk-free interest rate is based on the yield of zero-coupon U.S. Treasury notes as of the grant date with maturities commensurate with the expected term of the awards.

Expected Dividends—The expected dividends assumption is based on our expectation of not paying dividends in the foreseeable future; therefore, we used an expected dividend yield of zero.

We account for forfeitures as they occur. Disclosures related to stock-based compensation have been included for employee stock-based compensation only. As a result of the adoption of ASU No. 2018-07, Improvements to Nonemployee Share-Based Payment Accounting, effective January 1, 2019, there is no change in the measurement and recognition of the compensation expense between employee and non-employee during the year ended December 31, 2019. Stock-based compensation awarded to non-employees for the years ended December 31, 2019, 2018, and 2017 was not material. The fair value of each purchase under the employee stock purchase plan (ESPP) is estimated at the beginning of the offering period using the Black-Scholes option pricing model.

Assumptions we used in applying the Black-Scholes option-pricing model to determine the estimated fair value of our stock options granted involve inherent uncertainties and the application of significant judgment. As a result, if factors or expected outcomes change and we use significantly different assumptions or estimates, our equity-based compensation could be materially different.

Fair Value of Common Stock

Historically, for all periods prior to our IPO, the fair value of the shares of common stock underlying our share-based awards were estimated on each grant date by our board of directors. In order to determine the fair value of our common stock underlying option grants, our board of directors considered, among other things, timely valuations of our common stock prepared by an unrelated third-party valuation firm in accordance with the guidance provide by the American Institute of Certified Public Accountants Practice Guide, Valuation of Privately-Held-Company Equity Securities Issued as Compensation. Given the absence of a public trading market for our common stock prior to our IPO, our board of directors exercised reasonable judgment and considered a number of objective and subjective factors to determine the best estimate of the fair value of our common stock, including our stage of development; progress of our research and development efforts; the rights, preferences and privileges of our convertible preferred stock relative to those of our common stock; equity market conditions affecting comparable public companies and the lack of marketability of our common stock.

Since the completion of our IPO, the fair value of each share of common stock underlying stock option grants is based on the closing price of our common stock on the Nasdaq Global Select Market as reported on the date of grant.

Leases

During 2019, we elected to early adopt Accounting Standard Update (ASU) No. 2016-02, Leases (ASC 842) and its associated amendments as of January 1, 2019 using the modified retrospective transition approach. There was no cumulative-effect adjustment recorded to accumulated deficit upon adoption.

Under ASC 842, we determine if an arrangement is a lease at inception. In addition, we determine whether leases meet the classification criteria of a finance or operating lease at the lease commencement date considering: (1) whether the lease transfers ownership of the underlying asset to the lessee at the end of the lease term, (2) whether the lease grants the lessee an option to purchase the underlying asset that the lessee is reasonably certain to exercise, (3) whether the lease term is for a major part of the remaining economic life of the underlying asset, (4) whether the present value of the sum of the lease payments and residual value guaranteed by the lessee equals or exceeds substantially all of the fair value of the underlying asset, and (5) whether the underlying asset is of such a specialized nature that it is expected to have no alternative use to the lessor at the end of the lease term. As of December 31, 2019, our lease population consisted of real estate. As of the date of adoption of ASC 842 and December 31, 2019, we did not have finance leases.

Operating leases are included in operating lease right-of-use (ROU) assets, lease liabilities, current, and lease liabilities, non-current in our balance sheet. ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. In determining the present value of lease payments, we use our incremental borrowing rate based on the information available at the lease commencement date if the rate implicit in the lease is not readily determinable. We determine the incremental borrowing rate base on an analysis of corporate bond yields with a credit rating similar ours. The determination of our incremental borrowing rate requires management judgment including the development of a synthetic credit rating and cost of debt as we currently do not carry any debt. We believe that the estimates used in determining the incremental borrowing rate are reasonable based upon current facts and circumstances. Applying different judgments to the same facts and circumstances could result in the estimated amounts to vary. The operating lease ROU assets also include adjustments for prepayments and accrued lease payments and exclude lease incentives. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise such options. Operating lease cost is recognized on a straight-line basis over the expected lease term. Lease agreements entered into after the adoption of ASC 842 that include lease and non-lease components are accounted for as a single lease component. Lease agreements with a noncancelable term of less than 12 months are not recorded on our balance sheet. For more information about the impact of adoption and disclosures on our leases, refer to “Note 10 – Commitments and Contingencies.”

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

The primary objectives of our investment activities are to ensure liquidity and to preserve capital. We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities. There was no material foreign currency risk for the year ended December 31, 2019. We held $236.6 million in cash and investments as of December 31, 2019 which consisted of money market funds, U.S Treasury securities, commercial paper, corporate debt, and U.S. agency securities. We held no interest-bearing liabilities as of December 31, 2019. Historical fluctuations in interest rates have not been significant for us. Due to the short-term maturities of our cash equivalents, an immediate 10% relative change in interest rates would not have a material effect on the fair market value of our cash equivalents.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of IGM Biosciences, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of IGM Biosciences, Inc. (the "Company") as of December 31, 2019 and 2018, the related statements of operations, convertible preferred stock and stockholders' equity (deficit), and cash flows for the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Principle

As discussed in Note 10 to the financial statements, effective January 1, 2019, the Company adopted ASC Topic 842, Leases, using the modified retrospective transition approach.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

//s// Deloitte & Touche LLP

San Francisco, California

March 26, 2020

We have served as the Company’s auditor since 2019.

IGM Biosciences, Inc.

Balance Sheets

(in thousands, except share and per share data)

	December 31,	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$35,891	$1,887
Short-term investments	188,743	—
Prepaid expenses and other current assets	6,431	485
Income tax receivable	35	35
Total current assets	231,100	2,407
Property and equipment, net	3,882	1,472
Long-term investments	11,973	—
Operating lease right-of-use asset	14,137	—
Restricted cash	—	100
Other assets	258	—
Total assets	$261,350	$3,979
Liabilities, convertible preferred stock and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	3,087	164
Accrued liabilities	3,305	3,582
Lease liabilities, current	2,483	—
Deferred rent	—	108
Related party loan	—	5,027
Other current liabilities	—	9
Total current liabilities	8,875	8,890
Lease liabilities, non-current	12,244	—
Total liabilities	21,119	8,890
Commitments and contingencies (Note 10)
Convertible preferred stock, $0.01 par value; 0 shares authorized as of December 31, 2019 and 9,501,624 shares authorized as of December 31, 2018; 0 shares issued and outstanding as of December 31, 2019 and 9,501,620 issued and outstanding as of December 31, 2018; liquidation value of $0 as of December 31, 2019 and $61,466 as of December 31, 2018	—	60,917
Stockholders' equity (deficit);
Preferred stock, $0.01 par value; 200,000,000 shares authorized as of December 31, 2019 and 0 shares authorized as of December 31, 2018; 0 shares issued and outstanding as of December 31, 2019 and December 31, 2018	—	—
Common stock, $0.01 par value; 1,000,000,000 shares authorized as of December 31, 2019 and 30,264,511 shares authorized as of December 31, 2018; 24,053,921 and 438,074 shares issued and outstanding as of December 31, 2019 and December 31, 2018, respectively	240	4
Non-voting common stock, $0.01 par value; 6,431,208 shares authorized as of December 31, 2019 and 0 shares authorized as of December 31, 2018; 6,431,205 shares issued and outstanding as of December 31, 2019 and 0 shares issued and outstanding as of December 31, 2018	64	—
Additional paid-in-capital	347,089	751
Due from related party	—	(2,511)
Accumulated other comprehensive income	43	—
Accumulated deficit	(107,205)	(64,072)
Total stockholders’ equity (deficit)	240,231	(65,828)
Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	$261,350	$3,979

The accompanying notes are an integral part of these financial statements.

IGM Biosciences, Inc.

Statements of Operations

(in thousands, except share and per share data)

	Year Ended December 31,
	2019	2018	2017
Operating expenses:
Research and development	$35,257	$18,962	$8,639
General and administrative	9,241	3,829	2,508
Total operating expenses	44,498	22,791	11,147
Loss from operations	(44,498)	(22,791)	(11,147)
Other income, net	1,365	80	93
Net loss	$(43,133)	$(22,711)	$(11,054)
Net loss per share, basic and diluted	$(4.80)	$(51.84)	$(25.24)
Weighted-average common shares outstanding, basic and diluted	8,995,410	438,074	437,942

The accompanying notes are an integral part of these financial statements.

IGM Biosciences, Inc.

Statements of Comprehensive Loss

(in thousands)

	Year Ended December 31,
	2019	2018	2017
Net loss	$(43,133)	$(22,711)	$(11,054)
Other comprehensive income:
Unrealized gain on investments	43	—	—
Comprehensive loss	$(43,090)	$(22,711)	$(11,054)

The accompanying notes are an integral part of these financial statements.

IGM Biosciences, Inc.

Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands, except share and per share data)

	Convertible Preferred Stock		Common Stock		Non-Voting Common Stock		Additional Paid-In-	Due To (From) Related	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Party	Income	Deficit	Equity (Deficit)
Balance—December 31, 2016	5,238,771	$33,004	434,859	$4	—	$—	$600	$—	$—	$(30,307)	$(29,703)
Issuance of Series B convertible preferred stock	1,210,580	8,000	—	—	—	—	—	—	—	—	—
Exercise of stock options	—	—	3,215	—	—	—	3	—	—	—	3
Shares repurchased and retired	(64,554)	(221)	—	—	—	—	221	—	—	—	221
Related party equity transaction	—	—	—	—	—	—	34,625	(34,625)	—	—	—
Tax resulting from related party transactions	—	—	—	—	—	—	(128)	—	—	—	(128)
Capital contribution from related party	—	—	—	—	—	—	65	—	—	—	65
Stock-based compensation expense	—	—	—	—	—	—	93	—	—	—	93
Net loss	—	—	—	—	—	—	—	—	—	(11,054)	(11,054)
Balance—December 31, 2017	6,384,797	40,783	438,074	4	—	—	35,479	(34,625)	—	(41,361)	(40,503)
Issuance of Series B convertible preferred stock, net of issuance costs of $0.5 million	3,116,823	20,134	—	—	—	—	(286)	(2,511)	—	—	(2,797)
Related party equity transaction	—	—	—	—	—	—	(34,625)	34,625	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	183	—	—	—	183
Net loss	—	—	—	—	—	—	—	—	—	(22,711)	(22,711)
Balance—December 31, 2018	9,501,620	60,917	438,074	4	—	—	751	(2,511)	—	(64,072)	(65,828)
Exercise of stock options	—	—	184,036	2	—	—	177	—	—	—	179
Issuance of common stock	—	—	7,566	—	—	—	11	—	—	—	11
Related party equity transaction	—	—	—	—	—	—	39	2,511	—	—	2,550
Issuance of Series C convertible preferred stock, net of issuance costs of $0.4 million	7,717,446	101,636	—	—	—	—	—	—	—	—	—
Vesting of restricted stock	—	—	58,259	1	—	—	(1)	—	—	—	—
Conversion of convertible preferred stock into common stock and non-voting common stock	(17,219,066)	(162,553)	10,787,861	108	6,431,205	64	162,381	—	—	—	162,553
Issuance of common stock upon initial public offering, net of issuance costs of $4.3 million	—	—	12,578,125	125	—	—	182,717	—	—	—	182,842
Unrealized gain on investments	—	—	—	—	—	—	—	—	43	—	43
Stock-based compensation expense	—	—	—	—	—	—	1,014	—	—	—	1,014
Net loss	—	—	—	—	—	—	—	—	—	(43,133)	(43,133)
Balance—December 31, 2019	—	$—	24,053,921	$240	6,431,205	$64	$347,089	$—	$43	$(107,205)	$240,231

The accompanying notes are an integral part of these financial statements.

IGM Biosciences, Inc.

Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2019	2018	2017
Cash flows from operating activities:
Net loss	$(43,133)	$(22,711)	$(11,054)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	597	278	161
Stock-based compensation expense	1,014	183	93
Accrued interest on related party loan	—	27	—
Net amortization of premiums and accretion of discounts on investments	(306)	—	—
Non-cash lease expense	1,736	—	—
Changes in assets and liabilities:
Prepaid expenses and other current assets	(5,412)	(262)	(54)
Other assets	(258)	8	(8)
Income tax receivable	—	(35)	—
Accounts payable	1,961	(61)	128
Accrued liabilities	(25)	2,791	316
Income tax payable	—	(128)	—
Deferred rent	—	(134)	52
Lease liabilities	(1,254)	—	—
Other current liabilities	(9)	9	—
Other long-term liabilities	(27)	(9)	9
Net cash used in operating activities	(45,116)	(20,044)	(10,357)

Cash flows from investing activities:
Purchase of property and equipment	(2,337)	(788)	(385)
Purchases of investments	(208,901)	—	—
Maturities of investments	8,000
Net cash used in investing activities	(203,238)	(788)	(385)

Cash flows from financing activities:
Proceeds from new investors for issuance of Series B convertible preferred stock	—	17,337	8,000
Proceeds from new investors for issuance of Series C convertible preferred stock	72,000	—	—
Proceeds from related party for issuance of Series C convertible preferred stock	10,000	—	—
Payment of issuance costs for Series C convertible preferred stock	(324)	—	—
Proceeds from related party capital contribution	2,550	—	65
Proceeds from loan from related party	15,000	5,000	—
Proceeds from common stock issuance	11	—	—
Proceeds from exercise of stock options	179	—	3
Proceeds from issuance of initial public offering, net of underwriters' commission	187,162	—	—
Payment of issuance costs for initial public offering	(4,320)	—	—
Net cash provided by financing activities	282,258	22,337	8,068
Net increase (decrease) in cash, cash equivalents and restricted cash	33,904	1,505	(2,674)
Cash, cash equivalents, and restricted cash, beginning of year	1,987	482	3,156
Cash, cash equivalents, and restricted cash, end of year	$35,891	$1,987	$482

Cash, cash equivalents, and restricted cash, end of year
Cash and cash equivalents	35,891	1,887	432
Restricted cash	—	100	50
Cash, cash equivalents, and restricted cash, end of year	$35,891	$1,987	$482
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$—	$167	$—
Cash paid for interest on related party loan	$297	$—	$—
Supplemental disclosure of non-cash investing and financing activities:
Acquisition of property and equipment in accounts payable and accrued liabilities	$962	$292	$8
Issuance costs for Series C convertible preferred stock in accounts payable and accrued liabilities	$40	$—	$—
Settlement of related party loan through issuance of Series C convertible preferred stock	$20,000	$—	$—
Stock repurchase paid by related party	$—	$—	$221
Receivable from related party for Series B convertible preferred stock	$—	$2,511	$—
Related party equity transaction	$—	$34,625	$(34,625)
Conversion of convertible preferred stock into common stock and non-voting common stock	$162,553	$—	$—

The accompanying notes are an integral part of these financial statements.

IGM Biosciences, Inc.

Notes to Financial Statements

Note 1. Organization

IGM Biosciences, Inc., (the Company), was incorporated in the state of Delaware in August 1993 under the name Palingen, Inc. and the name was subsequently changed to IGM Biosciences, Inc. in 2010. The Company’s headquarters are in Mountain View, California. IGM Biosciences, Inc. is a biotechnology company engaged in the development of IgM antibody therapeutics for the treatment of cancer.

In December 2017, the Company established a holding company (Holdco); in April 2019, Holdco was subsequently dissolved and equity interests in Holdco were converted into equity interests in the Company. The information included in these financial statements is consistently presented as if it is that of the Company, even during the interim period when investors held their equity interests in Holdco. For the periods ended December 31, 2017 and 2018, Haldor Topsøe Holding A/S was a significant investor in the Company either through its direct equity ownership or indirectly as the majority owner of Holdco. Haldor Topsøe Holding A/S and Holdco represent a combined entity (Significant Investor) as referenced herein.

Basis of Presentation

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP).

Reverse Stock Split

In August 2019, the Company filed an amendment to the Company’s amended and restated certificate of incorporation to effect a reverse split of shares of the Company’s common stock, non-voting common stock and convertible preferred stock, each on a 6.6084-for-1 basis (Reverse Stock Split). The Reverse Stock Split also applied to any outstanding securities or rights convertible into, or exchangeable or exercisable for, common stock, non-voting common stock or convertible preferred stock. The par value of the common stock was not adjusted as a result of the Reverse Stock Split. All references to common stock, non-voting common stock, restricted stock, options to purchase common stock, share data, per share data, convertible preferred stock and related information contained in the financial statements and related footnotes have been retrospectively adjusted to reflect the effect of the Reverse Stock Split for all periods presented. The Reverse Stock Split was effected on August 30, 2019.

Initial Public Offering

On September 17, 2019, the Company’s registration statement on Form S-1 (File No. 333-233365) relating to its initial public offering (IPO) of common stock became effective. The IPO closed on September 20, 2019 at which time the Company issued an aggregate of 12,578,125 shares of its common stock at a price of $16.00 per share, including 1,640,625 shares issued in connection with the full exercise by the underwriters of their option to purchase additional shares of common stock. In addition, immediately prior to the closing of the IPO, all outstanding shares of the Company’s convertible preferred stock automatically converted into 10,787,861 shares of common stock and 6,431,205 shares of non-voting common stock. Proceeds from the IPO, net of underwriting discounts and commissions and offering costs, were approximately $183.0 million.

Liquidity

The Company has incurred net operating losses and negative cash flows from operations since its inception and had an accumulated deficit of $107.2 million at December 31, 2019. As of December 31, 2019, the Company had cash and investments of $236.6 million. Management believes that the existing financial resources are sufficient to continue operating activities at least one year past the issuance date of these financial statements. The Company has historically financed its operations primarily through the sale of convertible preferred stock and common stock and the issuance of unsecured promissory notes. To date, none of the Company’s product candidates have been approved for sale, and the Company has not generated any revenue since inception. Management expects operating losses to

IGM Biosciences, Inc.

Notes to Financial Statements — Continued

continue and increase for the foreseeable future, as the Company progresses into clinical development activities for its lead product candidates. The Company’s prospects are subject to risks, expenses and uncertainties frequently encountered by companies in the biotechnology industry as discussed below. While the Company has been able to raise multiple rounds of financing, there can be no assurance that in the event the Company requires additional financing, such financing will be available on terms which are favorable or at all. Failure to generate sufficient cash flows from operations, raise additional capital or reduce certain discretionary spending would have a material adverse effect on the Company’s ability to achieve its intended business objectives.

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

Segments

The Company operates and manages its business as one reportable and operating segment, which is the business of developing engineered IgM antibodies for the treatment of cancer. The Company’s chief executive officer, who is the chief operating decision maker, reviews financial information on an aggregate basis for allocating and evaluating financial performance. All long-lived assets are maintained in, and all losses are attributable to, the United States of America.

Concentration of Credit Risk and Other Risks and Uncertainties

Financial instruments that potentially subject the Company to a concentration of credit risk consist primarily of cash and investments. The Company invests in money market funds, U.S. Treasury securities, U.S. government agency securities, corporate debt and commercial paper. The Company maintains bank deposits in federally insured financial institutions and these deposits may exceed federally insured limits. The Company is exposed to credit risk in the event of a default by the financial institutions holding its cash and cash equivalents and issuers of investments to the extent recorded on the balance sheets. The Company’s investment policy limits investments to money market funds, certain types of debt securities issued by the U.S. Government and its agencies, corporate debt, commercial paper, and places restrictions on the credit ratings, maturities and concentration by type and issuer. The Company has not experienced any losses on its deposits of cash and investments.

The Company’s future results of operations involve a number of other risks and uncertainties. Factors that could affect the Company’s future operating results and cause actual results to vary materially from expectations include, but are not limited to, the Company’s early stages of clinical drug development; uncertainties related to the use of engineered IgM antibodies, which is a novel and unproven therapeutic approach; the Company’s ability to advance product candidates into, and successfully complete, clinical trials on the timelines it projects; the Company’s ability to adequately demonstrate sufficient safety and efficacy of its product candidates; the Company’s ability to enroll patients in its ongoing and future clinical trials; the Company’s ability to successfully manufacture and supply its product candidates for clinical trials; the Company’s ability to obtain additional capital to finance its operations; uncertainties related to the projections of the size of patient populations suffering from the diseases the Company is targeting; the Company’s ability to obtain, maintain, and protect its intellectual property rights; developments relating to the Company’s competitors and its industry, including competing product candidates and therapies; general economic and market conditions; and other risks and uncertainties.

IGM Biosciences, Inc.

Notes to Financial Statements — Continued

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

Investments

The Company’s investments have been classified and accounted for as available-for-sale securities. Fixed income securities consist of U.S. Treasury securities, U.S. government agency securities, corporate debt, and commercial paper. The specific identification method is used to determine the cost basis of fixed income securities sold. These securities are recorded on the balance sheets at fair value. Unrealized gains and losses on these securities are included as a separate component of accumulated other comprehensive income. The cost of investment securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion are included in other income, net. Realized gains and losses and declines in fair value judged to be other-than-temporary, if any, are also included in other income, net.  The Company evaluates securities for other-than-temporary impairment at the balance sheet date. Declines in fair value determined to be other-than-temporary are also included in other income, net. The Company classifies its investments as short or long term primarily based on the remaining contractual maturity of the securities.

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation is determined using the straight-line method over the estimated useful lives of the respective assets, generally three to five years. Leasehold improvements are amortized using the straight-line method over the shorter of the lease term or the estimated useful economic lives of the related assets.

Upon retirement or sale of the assets, the cost and related accumulated depreciation and amortization are removed from the balance sheet and the resulting gain or loss are recorded to the statements of operations. Repairs and maintenance are charged to operations as incurred.

Impairment of Long-Lived Assets

Long-lived assets consist of property and equipment. The Company evaluates the carrying amount of its long-lived assets whenever events or changes in circumstances indicate that the assets may not be recoverable. An impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition are less than the carrying amount of the asset. There was no impairment of long-lived assets in 2019, 2018 and 2017.

Convertible Preferred Stock

The Company records shares of convertible preferred stock at their respective fair values on the dates of issuance, net of issuance costs. The convertible preferred stock is recorded outside of stockholders’ deficit on the balance sheets because the shares contain liquidation features that are not solely within the Company’s control. The Company has elected not to adjust the carrying values of the convertible preferred stock to the liquidation preferences of such shares because of the uncertainty of whether or when such an event would occur. Subsequent adjustments to increase the carrying values to the liquidation preferences will be made only when it becomes probable that such a liquidation event will occur.

IGM Biosciences, Inc.

Notes to Financial Statements — Continued

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

As actual costs become known, the Company adjusts its accruals. Although the Company does not expect its estimates to be materially different from amounts actually incurred, such estimates for the status and timing of services performed relative to the actual status and timing of services performed may vary and could result in us reporting amounts that are too high or too low in any particular period. The Company’s accrual is dependent, in part, upon the receipt of timely and accurate reporting from CROs and other third-party vendors. Variations in the assumptions used to estimate accruals including, but not limited to, the number of patients enrolled, the rate of patient enrollment and the actual services performed, may vary from the Company’s estimates, resulting in adjustments to clinical trial expenses in future periods. Changes in these estimates that result in material changes to the Company’s accruals could materially affect its financial condition and results of operations. Through December 31, 2019, there have been no material differences from the Company’s estimated accrued research and development expenses to actual expenses.

Stock-Based Compensation

The Company accounts for stock-based compensation by measuring and recognizing compensation expense for all share-based awards made to employees, non-employees and directors based on estimated grant-date fair values. The Company uses the straight-line method to allocate compensation cost to reporting periods over the requisite service period, which is generally the vesting period, and estimates the fair value of share-based awards to employees and directors using the Black-Scholes option-pricing model. The Company accounts for forfeitures as they occur. The fair value of each purchase under the employee stock purchase plan (ESPP) is estimated at the beginning of the offering period using the Black-Scholes option pricing model and recorded as expense over the service period using the straight-line method.

IGM Biosciences, Inc.

Notes to Financial Statements — Continued

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

Leases

During 2019, the Company elected to early adopt Accounting Standard Update (ASU) No. 2016-02, Leases (ASC 842) and its associated amendments as of January 1, 2019 using the modified retrospective transition approach. There was no cumulative-effect adjustment recorded to accumulated deficit upon adoption.

Under ASC 842, the Company determines if an arrangement is a lease at inception. In addition, the Company determines whether leases meet the classification criteria of a finance or operating lease at the lease commencement date considering: (1) whether the lease transfers ownership of the underlying asset to the lessee at the end of the lease term, (2) whether the lease grants the lessee an option to purchase the underlying asset that the lessee is reasonably certain to exercise, (3) whether the lease term is for a major part of the remaining economic life of the underlying asset, (4) whether the present value of the sum of the lease payments and residual value guaranteed by the lessee equals or exceeds substantially all of the fair value of the underlying asset, and (5) whether the underlying asset is of such a specialized nature that it is expected to have no alternative use to the lessor at the end of the lease term. As of December 31, 2019, the Company's lease population consisted of real estate. As of the date of adoption of ASC 842 and December 31, 2019, the Company did not have finance leases.

Operating leases are included in operating lease right-of-use (ROU) assets, lease liabilities, current, and lease liabilities, non-current in the Company’s balance sheet. ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. In determining the present value of lease payments, the Company uses its incremental borrowing rate based on the information available at the lease commencement date if the rate implicit in the lease is not readily determinable. The Company determines the incremental borrowing rate base on an analysis of corporate bond yields with a credit rating similar to the Company. The determination of the Company’s incremental borrowing rate requires management judgment including the development of a synthetic credit rating and cost of debt as the Company currently does not carry any debt. The Company believes that the estimates used in determining the incremental borrowing rate are reasonable based upon current facts and circumstances. Applying different judgments to the same facts and circumstances could result in the estimated amounts to vary. The operating lease ROU assets also include adjustments for prepayments and accrued lease payments and exclude lease incentives. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise such options. Operating lease cost is recognized on a straight-line basis over the expected lease term. Lease agreements entered into after the adoption of ASC 842 that include lease and non-lease components are accounted for as a single lease component. Lease agreements with a noncancelable term of less than 12 months are not recorded on the Company’s balance sheet. For more information about the impact of adoption and disclosures on the Company’s leases, refer to “Note 10 – Commitments and Contingencies.”

IGM Biosciences, Inc.

Notes to Financial Statements — Continued

Income Taxes

The Company accounts for income taxes using the liability method, whereby deferred tax asset and liability account balances are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company provides a valuation allowance when it is more likely than not that some portion, or all of the Company’s deferred tax assets will not be realized.

The Company accounts for income tax contingencies using a benefit recognition model. If it considers that a tax position is more likely than not to be sustained upon audit, based solely on the technical merits of the position, it recognizes the benefit. The Company measures the benefit by determining the amount that is greater than 50% likely of being realized upon settlement, presuming that the tax position is examined by the appropriate taxing authority that has full knowledge of all relevant information. The Company’s policy is to recognize interest and penalties related to the underpayment of income taxes as a component of income tax expense or benefit. To date, there have been no interest or penalties charged in relation to the unrecognized tax benefits.

Recently Adopted Accounting Standards

During 2019, the Company elected to early adopt ASC 842 and its associated amendments as of January 1, 2019 using the modified retrospective transition approach by applying the new standard to all leases existing at the date of initial application and not restating comparative periods. There was no cumulative-effect adjustment recorded to accumulated deficit upon adoption. Under ASC 842, a lessee is required to recognize a lease liability and ROU asset for all leases. The new guidance also modified the classification criteria and requires additional disclosures to enable users of financial statements to understand the amount, timing, and uncertainty of cash flows arising from leases. Consistent with current guidance, a lessee’s recognition, measurement, and presentation of expenses and cash flows arising from a lease continue to depend primarily on its classification. The Company elected the package of three practical expedients permitted under the transition guidance, which allowed the Company to carryforward its historical lease classification, its assessment on whether a contract was or contains a lease, and its initial direct costs for any leases that existed prior to January 1, 2019. In addition, the Company elected the following transitional practical expedients: (1) the short-term lease exception and (2) to not separate its non-lease components for its real estate leases. The impact of adoption and additional disclosures required by the ASU have been included in “Significant Accounting Policies - Leases” above and in “Note 10 – Commitments and Contingencies.”

In June 2018, the FASB issued ASU 2018-07, Improvements to Nonemployee Share-Based Payment Accounting. This ASU simplifies the accounting for share-based awards to nonemployees by aligning it with the accounting for share-based awards to employees, with certain exceptions. This ASU is effective for annual periods beginning after December 15, 2019, and interim periods within annual periods beginning after December 15, 2020. Early adoption is permitted. The Company adopted this ASU as of January 1, 2019 and the adoption did not have a material impact on its financial statements and related disclosures.

Recently Issued Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires that financial assets measured at amortized cost be presented at the net amount expected to be collected. The measurement of expected credit losses is based on historical experience, current conditions, and reasonable and supportable forecasts that affect collectability. This ASU also eliminates the concept of “other-than-temporary” impairment when evaluating available-for-sale debt securities and instead focuses on determining whether any impairment is a result of a credit loss or other factors. An entity will recognize an allowance for credit losses on available-for-sale debt securities rather than an other-than-temporary impairment that reduces the cost basis of the investment. This ASU is effective for fiscal years beginning after December 15, 2022 and interim periods within those fiscal years. Early adoption is permitted. The Company is currently assessing the impact of this standard on its financial statements and related disclosures.

IGM Biosciences, Inc.

Notes to Financial Statements — Continued

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

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which is intended to simplify the accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. The new standard will be effective beginning January 1, 2021. The Company is currently assessing the impact of this standard on its financial statements and related disclosures.

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

IGM Biosciences, Inc.

Notes to Financial Statements — Continued

As of December 31, 2019, investments measured and recognized at fair value are as follows (in thousands):

		December 31, 2019
	Fair Value Hierarchy Level	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Investments
U.S. Treasury securities	Level 1	$66,244	$48	$—	$66,292
Corporate bonds	Level 2	39,953	3	—	39,956
Commercial paper	Level 2	74,507	—	(9)	74,498
U.S. government agency securities	Level 2	19,969	1	—	19,970
Total		$200,673	$52	$(9)	$200,716

As of December 31, 2018, there were no investments measured and recognized at fair value.

The following table presents the contractual maturities of the Company’s investments as of December 31, 2019 (in thousands):

December 31, 2019
Due in less than one year	$188,743
Due in more than one year	11,973
Total	$200,716

Note 4. Balance Sheet Components

Property and Equipment, Net

Property and equipment, net consists of the following (in thousands):

	December 31,	December 31,
	2019	2018
Laboratory equipment	$3,800	$1,987
Office equipment	150	127
Leasehold improvement	78	25
Construction in progress	1,118	—
Total property and equipment, gross	5,146	2,139
Less: Accumulated depreciation	(1,264)	(667)
Total property and equipment, net	$3,882	$1,472

Depreciation expense was approximately $0.6 million, $0.3 million and $0.2 million for years ended December 31, 2019, 2018 and 2017, respectively.

IGM Biosciences, Inc.

Notes to Financial Statements — Continued

Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	December 31,	December 31,
	2019	2018
Accrued research and development materials and services	$906	$2,395
Accrued professional services	360	563
Accrued compensation	2,030	177
Other	9	447
Total accrued liabilities	$3,305	$3,582

Note 5. License Agreements

Adimab Agreement

In January 2017, the Company entered into an option and license agreement with Adimab LLC (Adimab) pursuant to which the Company acquired a non-exclusive license to conduct research to evaluate certain Adimab antibodies in the context of the Company’s proprietary platform constructs directed to selected targets, and an option to be granted a non-exclusive license to develop and commercialize antibody products incorporating or derived from such Adimab antibodies. The Company may exercise such option on a research program-by-research program basis during a specified period after the expiration of the discovery and evaluation term. The Company is obligated to pay license fees of up to approximately $1.0 million in the aggregate to Adimab under this agreement during the evaluation term. Upon exercise of the Company’s option for an antibody covered by the agreement, it will be required to pay additional amounts aggregating up to either $7.4 million or $16.0 million per product incorporating each such antibody upon the option exercise and subsequent achievement of specified development and regulatory milestones, depending on the nature of the Adimab antibody incorporated in such product. In addition, the Company is obligated to pay Adimab either low or mid single-digit royalties based on net sales of each optioned antibody by the Company and its affiliates and sublicensees, subject to specified reductions. During the years ended December 31, 2019, 2018 and 2017, the Company recognized $0.1 million, $0.3 million and $0, respectively, in research and development expenses incurred under this agreement in its statements of operations.

LakePharma Agreement

In May 2018, the Company and LakePharma, Inc. (LakePharma) entered into an agreement for screening services aimed towards discovering certain antibodies. If the Company elects to enter into a license to develop and commercialize one or more of the antibodies discovered under this agreement, the Company will be obligated to make payments to LakePharma aggregating up to $10.3 million based on achieving specified development and regulatory milestones for each such antibody. During the years ended December 31, 2019, 2018 and 2017, the Company recognized $0.1 million, $0.3 million and $0, respectively, in research and development expenses incurred under this agreement in its statements of operations.

IGM Biosciences, Inc.

Notes to Financial Statements — Continued

Note 6. Common Stock and Non-Voting Common Stock

As of December 31, 2019, the Company’s certificate of incorporation authorized the Company to issue 1,006,431,208 shares of common stock (including 6,431,208 shares of non-voting common stock) and 200,000,000 shares of preferred stock, respectively, at a par value of $0.01 per share. Each share of common stock is entitled to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the Company’s Board of Directors, subject to prior rights of the preferred stockholders. As of December 31, 2019, no dividends have been declared to date.

The Company had reserved common stock, on an as-converted basis, for future issuance as follows:

	December 31,	December 31,
	2019	2018
Preferred stock, issued and outstanding	—	9,501,620
Restricted stock, issued and outstanding	58,259	116,518
Stock options, issued and outstanding	2,289,209	1,523,285
Stock options, future issuance	2,669,264	456,818
Employee stock purchase plan, available for future grants	280,000	—
Total	5,296,732	11,598,241

Note 7. Convertible Preferred Stock

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

During 2018, the Company issued 3,116,823 shares of Series B convertible preferred stock for proceeds of $20.1 million, net of issuance costs.

In October 2018, the Company exchanged its existing common shares into 438,074 shares of common stock, 401,004 shares of Series A convertible preferred stock and 9,100,616 shares of Series B convertible preferred stock. All of the share information referenced throughout the financial statements and notes to the financial statements have been retroactively adjusted to reflect the change in capital structure. As a result of this change in capital structure, there was no additional stock-based compensation expense recorded.

As of December 31, 2018, the holders of the convertible preferred stock had the following rights and preferences:

IGM Biosciences, Inc.

Notes to Financial Statements — Continued

Voting rights

Each share of convertible preferred stock has a number of votes equal to the number of shares of common stock into which it is convertible. The holders of the convertible preferred stock shall vote together with the holders of common stock as a single class upon any matter submitted to stockholders for a vote or written consent.

Convertible preferred stockholders are entitled to vote in the election of board members based on the conversion of each preferred stock to common stock. The approval of the holders of (i) a majority of the voting power of the outstanding shares of convertible preferred stock, voting together as a single class and on an as-converted to common stock basis and (ii) a majority of the voting power of the outstanding shares of Series B convertible preferred stock, voting together as a single class on an as-converted-to-common-stock basis are required in order to take the following actions: amend or repeal any provisions in the charter or bylaws if it would adversely impact the convertible preferred stock holders, authorize, issue or obligate the issuance of options or shares (or securities convertible or exchangeable for options or shares) of any class superior to or on a parity with the convertible preferred stock, reclassify any common stock into shares having rights superior to or on a parity with the convertible preferred stock, increase the authorized number of shares of preferred stock, reduce the authorized number of members of the board of directors below three, and create or hold capital stock in any subsidiary not wholly owned by the Company, dispose of any capital stock of any subsidiary or permit any subsidiary to dispose of all or substantially all of the assets of such subsidiary.

Dividends

Holders of convertible preferred stock are entitled, when and as declared by the Company’s Board of Directors, to receive non-cumulative dividends that accrue at an annual rate of $0.26 per share of Series A convertible preferred stock and $0.53 per share of Series B convertible preferred stock. These convertible preferred stock dividends are payable in preference and priority to any payment of any dividend on shares of common stock.

Conversion

Any share of convertible preferred stock may, at the option of the holder, be converted at any time into such number of fully-paid as is determined by dividing $3.30 and $6.61 for the Series A convertible preferred stock and Series B convertible preferred stock, respectively, by the conversion price for such series in effect at the time of conversion. As of December 31, 2018, the Series A and Series B conversion prices equaled $3.30 and $6.61, respectively, and thus were convertible into common stock at a one-for-one basis. The conversion price for each series of convertible preferred stock is subject to an adjustment in the event of stock split, combination, common stock dividend or distribution, reclassification, exchange, substitution, or reorganization. The shares of convertible preferred stock are subject to anti-dilution protection if there are subsequent issuances of common stock without consideration or for a consideration per share less than the Series A conversion price in the case of Series A convertible preferred stock and the Series B conversion price in the case of Series B convertible preferred stock, in each case in effect immediately prior to the issuance of such additional share.

Each share of convertible preferred stock is automatically converted into common stock upon the earlier of the event of (i) the approval of at least 66 and 2/3 percent of the outstanding convertible preferred stock, or (ii) closing of an initial public offering where the price per share is not less than $14.54, adjusted for any stock splits, combinations, consolidations, or stock distributions or dividends, and the gross proceeds to the Company are not less than $20.0 million (Qualified IPO).

IGM Biosciences, Inc.

Notes to Financial Statements — Continued

Liquidation

Upon any liquidation, dissolution, or winding up of the Company, whether voluntary or involuntary, before any distribution or payment shall be made to the holders of any common stock, the holders of convertible preferred stock shall be entitled to be paid out of the assets of the Company legally available for distribution for each share of convertible preferred stock held by them, an amount per share of convertible preferred stock equal to $3.30 per share and $6.61 per share, respectively, for each share of Series A convertible preferred stock and Series B convertible preferred stock held by them, as adjusted for stock splits, combinations, consolidations, or stock distributions or dividends, plus all declared and unpaid dividends thereon. If, upon any such liquidation event, the assets of the Company are insufficient to make payment in full to all holders of convertible preferred stock of the liquidation preference, then such assets shall be distributed among the holders of the convertible preferred stock at the time outstanding, ratably in proportion to the full amounts to which they would otherwise be respectively entitled. After completion of payment to the convertible preferred stock holders noted above, common stock holders will receive $0.01 per share for each share of common stock, or if the assets and funds are insufficient to permit the payment to such holders of the full aforesaid amount, then the entire assets and funds of the Company legally available for distribution shall be distributed ratably. Any remaining assets and funds, after payment of the preferential aforementioned amounts to the preferred and common, if the assets and funds are insufficient to permit the payment to such holders of the full aforesaid amount, then the entire assets and funds of the Company legally available for distribution shall be distributed ratably. Any remaining assets and funds, after payment of the preferential aforementioned amounts to the preferred and common, shall be distributed ratably among holders of common stock and preferred stock in proportion to the number of common stock that would be held by each shareholder if all convertible preferred stock were converted into common stock immediately prior to liquidation, dissolution, or winding up, utilizing the then conversion price. As of December 31, 2018, in the event of any liquidation, dissolution, winding up of the Company, the holders of Series A convertible preferred stock were entitled to receive an amount equal to $3.30 per share and the holders of Series B convertible preferred stock were entitled to receive an amount equal to $6.61 per share.

A liquidation transaction is deemed to occur if the Company (i) merges or consolidates with any other company, and the stockholders of the Company no longer own at least 50% of the voting power of the surviving entity, (ii) sells all or substantially all of the Company’s assets, and (iii) sells or disposes of one or more subsidiaries holding substantially all of the Company’s assets, to a party not owned by the Company.

Redemption

The convertible preferred stock is not redeemable.

During 2019, the Company issued 7,717,446 shares of Series C convertible preferred stock for total proceeds of $102.0 million. A portion of the shares of Series C convertible preferred stock was issued to satisfy the settlement of an unsecured promissory note amounting to $20.0 million.

Immediately prior to the closing of the IPO, all outstanding shares of the Company’s convertible preferred stock converted into 10,787,861 shares of common stock and 6,431,205 shares of non-voting common stock and the related carrying value was reclassified to common stock, non-voting common stock and additional paid-in capital. There were no shares of convertible preferred stock outstanding as of December 31, 2019.

IGM Biosciences, Inc.

Notes to Financial Statements — Continued

Note 8. Stock-Based Compensation

2018 Omnibus Incentive Plan (as Amended and Restated)

The Company’s Board of Directors adopted and the Company’s stockholders approved, effective on the day prior to the effectiveness of the registration statement on Form S-1 related to the IPO, an amendment and restatement of the 2018 Omnibus Incentive Plan (the 2018 Plan) which provides for the grant of incentive stock options, within the meaning of Section 422 of the Code to employees, and for the grant of nonstatutory stock options, restricted stock, restricted stock units, stock appreciation rights, performance units, and performance shares to employees, directors, and consultants of the Company.

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

Subject to an annual evergreen increase and adjustment in the case of certain capitalization events, the Company initially reserved 4,384,000 shares of the Company’s common stock for issuance pursuant to awards under the 2018 Plan. The 2018 Plan is administered by the Compensation Committee of the Company’s Board of Directors.  The number of shares of the Company’s common stock available for issuance under the 2018 Plan will also include an annual increase on the first day of each fiscal year beginning with the 2020 fiscal year, equal to the least of (i) 8,768,800 shares, (ii) 4% of the Company’s common stock outstanding at December 31 of the immediately preceding year, or (iii) such number of shares as determined by the Company’s Board of Directors. As of December 31, 2019, 2,669,264 shares of common stock remained available for issuance under the 2018 Plan. Effective January 1, 2020, the number of shares of common stock available under the 2018 Plan increased by 964,487 shares pursuant to the evergreen provision of the 2018 Plan.

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

IGM Biosciences, Inc.

Notes to Financial Statements — Continued

Subject to adjustment in the case of certain capitalization events, a total of 280,000 common shares of the Company were available for purchase at adoption of the ESPP. Pursuant to the ESPP, the annual share increase pursuant to the evergreen provision is determined based on the least of (i) 560,000 shares, (ii) 1% of the Company’s common stock outstanding at December 31 of the immediately preceding year, or (iii) such number of shares as determined by the Company’s Board of Directors. As of December 31, 2019, 280,000 shares of common stock remained available for issuance under the ESPP. Effective January 1, 2020, the number of shares of common stock available under the ESPP increased by 241,121 shares pursuant to the evergreen provision of the ESPP.

Stock-Based Compensation Expense

Total stock-based compensation expense recorded related to the 2010 Plan, 2018 Plan, and ESPP was recorded in the statements of operations and allocated as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
Research and development	$522	$51	$35
General and administrative	492	132	58
Total stock-based compensation expense	$1,014	$183	$93

Stock Options

The following table summarizes stock option activity:

		Outstanding Options
	Shares Available for Grant	Shares	Weighted- Average Exercise	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
					(in thousands)
Balance—December 31, 2018	456,818	1,523,285	$1.16	7.9	$347
Addition - Option pool	3,165,087
Granted	(974,181)	974,181	$6.36
Exercised	—	(184,036)	$0.98
Cancelled	21,540	(24,221)	$3.48
Balance—December 31, 2019	2,669,264	2,289,209	$3.36	8.1	$79,656
Exercisable – December 31, 2019		984,108	$1.37	6.6	$36,209

The fair value of employee stock options was estimated using the following weighted-average assumptions:

	Year Ended December 31,
	2019	2018	2017
Expected term in years	6.0	5.9	6.0
Expected volatility	79.3%	77.5%	73.2%
Risk-free interest rate	2.2%	2.9%	2.1%
Expected dividend yield	—	—	—
Weighted average fair value of share-based awards granted	$4.4	$0.9	$0.7

As of December 31, 2019, there was $4.0 million of total unrecognized compensation cost related to stock options under the Plans. The unrecognized stock-based compensation cost is expected to be recognized over a weighted-average period of 3.4 years.

IGM Biosciences, Inc.

Notes to Financial Statements — Continued

The fair value of ESPP was estimated using the following weighted-average assumptions:

	Year Ended December 31,
	2019	2018	2017
Expected term in years	0.7	—	—
Expected volatility	74.3%	—	—
Risk-free interest rate	1.9%	—	—
Expected dividend yield	—	—	—

Restricted Stock

During December 2018, the Company issued 116,518 shares of common stock to an executive officer under a restricted stock agreement at a grant date fair value of $1.39 per share that vests over two years. Any unvested shares are subject to forfeiture in the case that the grantee’s service terminates. As of December 31, 2019, 58,259 shares of restricted stock were vested. For the years ended December 31, 2019 and 2018, the related stock-based compensation was immaterial. As of December 31, 2019, there was $44,000 of unrecognized stock-based compensation related to restricted stock, which the Company expects to recognize over a remaining weighted-average period of 0.6 years.

Note 9. Income Taxes

Income Taxes

The Company had no income tax expense for the years ended December 31, 2019, 2018 and 2017. The following is a reconciliation of the statutory federal income tax rate to the Company’s effective tax rate:

	Year Ended December 31,
	2019	2018	2017
Federal tax (benefit) at statutory rate	21.0%	21.0%	34.0%
State tax (benefit), net of federal benefit	6.7	5.5	4.9
Permanent differences and other	(0.4)	(0.8)	(1.5)
Research and development credits	4.3	5.4	5.3
Provision to return adjustments	(2.8)	—	—
Tax Cuts and Jobs Act impact	—	—	(4.3)
Change in valuation allowance	(28.8)	(31.1)	(38.4)
Effective income tax rate	—%	—%	—%

IGM Biosciences, Inc.

Notes to Financial Statements — Continued

Deferred tax assets and liabilities consist of the following (in thousands):

	December 31,
	2019	2018
Deferred tax assets:
Net operating loss carryforwards	$15,650	$7,076
Accrued liabilities and reserves	716	457
Stock-based compensation	253	150
Intangible assets	10,435	9,040
Operating lease liability	4,121	—
Research and development credits	4,991	3,023
Total deferred tax assets	36,166	19,746
Deferred tax liabilities:
Property and equipment	(167)	(109)
Right-of-use assets	(3,956)	—
Total deferred tax liabilities	(4,123)	(109)
Valuation allowance	(32,043)	(19,637)
Net deferred tax assets	$—	$—

The provisions of ASC Topic 740, Accounting for Income Taxes (ASC 740), require an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable. For the years ended December 31, 2019 and 2018, based on all available objective evidence, including the existence of cumulative losses, the Company determined that it was not more likely than not that the net deferred tax assets were fully realizable. Accordingly, the Company established a full valuation allowance against its deferred tax assets. The Company intends to maintain a full valuation allowance on net deferred tax assets until sufficient positive evidence exists to support reversal of the valuation allowance. During the years ended December 31, 2019 and 2018, the valuation allowance increased by $12.4 million and $16.3 million, respectively.

At December 31, 2019, the Company had net operating loss carryforwards available to reduce future taxable income, if any, for federal and California income tax purposes of approximately $58.3 million and $48.6 million, respectively. Of the federal net operating loss carryforwards at December 31, 2019, $4.3 million begins expiring in 2030 and $53.9 million can be carried forward indefinitely, subject to an annual limitation of 80% of taxable income. The California net operating loss carryforward begins expiring in 2036.

At December 31, 2019, the Company also had federal and California research and development tax credit carryforwards of $4.4 million and $2.7 million, respectively, available to offset future income tax, if any. The federal credit carryforwards begins expiring in 2030, and the California credits can be carried forward indefinitely.

Under Section 382 and 383 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change,” the corporation's ability to use its pre-change net operating loss carryforwards and other pre-change attributes, such as research tax credits, to offset its post-change income may be limited. In general, an “ownership change” will occur if there is a cumulative change in the Company's ownership by “5-percent shareholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws.  Therefore, certain of the Company's carryforward tax attributes may be subject to an annual limitation regarding their utilization against taxable income in future periods. The Company has completed a Section 382 study and believes it has experienced two changes in ownership. As a result, the federal and California NOL carryforwards and tax credit carryforwards may expire before being applied to reduce future income tax liabilities.

IGM Biosciences, Inc.

Notes to Financial Statements — Continued

Uncertain Tax Positions

The Company adopted the provisions of ASC 740, which requires companies to determine whether it is “more likely than not” that a tax position will be sustained upon examination by the appropriate taxing authorities before any tax benefit can be recorded in the financial statements. It also provides guidance on the recognition, measurement, classification and interest and penalties related to uncertain tax positions.

The following table summarizes the activity related to the Company’s gross unrecognized tax benefits (in thousands):

	December 31,
	2019	2018
Beginning balance	$1,113	$665
Additions for tax positions related to current year	707	448
Ending balance	$1,820	$1,113

The unrecognized tax benefits, if recognized, would not affect the effective income tax rate due to the valuation allowance that currently offsets deferred tax assets. Interest and penalties were zero. The Company does not expect the unrecognized tax benefits to change significantly over the next 12 months.

The Company files federal and California income tax returns. All periods since inception are subject to examination by federal and state authorities, where applicable. There are currently no pending income tax examinations.

Impact of the Tax Cuts and Jobs Act

The U.S. government enacted the Tax Cuts and Jobs Act (Tax Act) on December 22, 2017. The Tax Act incorporates broad and complex changes to the U.S. tax code. A main provision of the Tax Act reduces the corporate federal tax rate from a maximum rate of 34% to a flat rate of 21%, effective January 1, 2018. The Tax Act also contains a number of provisions that may impact the Company in future years.

As a result of the reduction in the corporate federal tax rate, the Company has remeasured its U.S. deferred tax assets and liabilities as of December 31, 2017 to reflect the lower rate expected to apply when these temporary differences reverse. The remeasurement resulted in a reduction in deferred tax assets of $0.5 million and a corresponding decrease in the valuation allowance.

As of December 31, 2018, the Company has completed its accounting for all of the enactment-date income tax effects of the Tax Act based upon the Company’s current interpretation of the Tax Act. The Company will continue to monitor ongoing guidance in this area, as the U.S. Treasury Department, the Internal Revenue Service (IRS), and other standard-setting bodies could interpret or issue guidance on how provisions of the Tax Act will be applied or otherwise administered that is different from the Company’s interpretation.

IGM Biosciences, Inc.

Notes to Financial Statements — Continued

Note 10. Commitments and Contingencies

Operating Leases

During 2019, the Company early adopted ASC 842 and its associated amendments as of January 1, 2019 using the modified retrospective transition approach by applying the new standard to all leases existing at the date of the initial application and not restating comparative periods. The Company elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allowed the Company to carryforward the historical lease classification of those leases in place as of January 1, 2019. The impact of the adoption of ASC 842 was as follows (in thousands):

	Topic 840	Topic 842	Impact of Adoption
Balance Sheet	January 1, 2019	January 1, 2019	January 1, 2019
Deferred rent, current	$(108)	$—	$108
Deferred rent, non-current	—	—	—
Operating lease right-of-use asset	—	600	600
Lease liabilities, current	—	(708)	(708)
Lease liabilities, non-current	—	—	—

Prior to 2019, the Company recorded operating lease rent expense under ASC 840 on a straight-line basis over the non-cancelable lease term. Rent expense for years ended December 31, 2018, and 2017 was $0.7 million and $0.8 million, respectively. Future minimum lease payments as of December 31, 2018 are $0.7 million in 2019.

The Company leases its headquarters with its main offices and laboratory facilities in Mountain View, California under two lease agreements that end in September 2024 and April 2025. During the three months ended December 31, 2019, the Company entered into a sub-lease agreement for additional office and laboratory space in Mountain View, California, which commenced on December 1, 2019 and expires in September 2024. The Company determined the incremental borrowing rate for this sub-lease agreement based on an analysis of corporate bond yields with a credit rating similar to the Company.

Variable lease cost primarily relates to common area maintenance charges for its real estate leases, which is dependent on usage. Because the rate implicit in each lease is not readily determinable, the Company uses its incremental borrowing rate to determine the present value of the lease payments. As noted in “Note 11 - Related Party Transactions with its Significant Investor,” the Company entered into an agreement with the Significant Investor in February 2019 whereby the Significant Investor lent its credit and creditworthiness to the Company which applied to the Company’s leases that transitioned upon the adoption of ASC 842. At the time of adoption, the Company determined the incremental borrowing rates for its leases by adjusting the observable risk-free interest rate with a credit risk premium corresponding to the Significant Investor’s credit rating.

Information related to the Company’s ROU assets and related lease liabilities as well as components of the Company’s lease costs were as follows (in thousands except for remaining lease term and discount rate):

Year Ended
December 31, 2019
Cash paid for operating lease liabilities	$1,527
Right-of-use asset recognized in exchange for new lease obligations	14,137
Current operating lease liabilities	2,483
Non-current operating lease liabilities	12,244
Operating lease cost	1,396
Variable lease cost	683
Weighted average remaining lease term in years	5.1
Weighted average discount rate	3.8%

IGM Biosciences, Inc.

Notes to Financial Statements — Continued

Maturities of lease liabilities as of December 31, 2019 were as follows (in thousands):

Operating
Lease
Year Ending December	Commitments
2020	$3,002
2021	3,086
2022	3,172
2023	3,261
2024	3,008
Thereafter	733
Total	16,262
Less imputed interest	(1,535)
Total lease liabilities	$14,727

Employee Benefit Plan

The Company sponsors a 401(k) defined contribution plan for its employees. This plan provides for tax-deferred salary deductions for all employees. Employee contributions are voluntary. Employees may contribute up to 100% of their annual compensation to this plan, as limited by an annual maximum amount as determined by the IRS.

Legal Proceedings

The Company, from time to time, may be party to litigation arising in the ordinary course of business. The Company was not subject to any material legal proceedings during the years ended December 31, 2019 and 2018, and, to the best of its knowledge, no material legal proceedings are currently pending or threatened.

Indemnification

In the ordinary course of business, the Company enters into agreements that may include indemnification provisions. Pursuant to such agreements, the Company may indemnify, hold harmless and defend an indemnified party for losses suffered or incurred by the indemnified party. Some of the provisions will limit losses to those arising from third party actions. In some cases, the indemnification will continue after the termination of the agreement. The maximum potential amount of future payments the Company could be required to make under these provisions is not determinable. The Company has never incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. The Company has also entered into indemnification agreements with its directors and officers that may require the Company to indemnify its directors and officers against liabilities that may arise by reason of their status or service as directors or officers to the fullest extent permitted by Delaware corporate law. The Company currently has directors’ and officers’ insurance.

IGM Biosciences, Inc.

Notes to Financial Statements — Continued

Note 11. Related Party Transactions with its Significant Investor

The following are transactions that occurred between the Company and the Significant Investor, as defined in Note 1.

Lease Guarantee

In February 2019, the Significant Investor entered into an agreement to lend its credit and creditworthiness to the Company by providing a guarantee in the form of a letter of credit to allow the Company to enter into the lease agreement for its facilities in Mountain View, California. The Company did not draw on the guarantee and in December 2019, the Company exercised its rights to substitute a security deposit in lieu of the letter of credit pursuant to the lease agreement. Accordingly, the letter of credit was returned to the Significant Investor and the guarantee was no longer outstanding as of December 31, 2019.

Settlement of Related Party Receivable

In April 2019, the Company received $2.5 million in cash from the Significant Investor in settlement of the outstanding note receivable as of December 31, 2018.

Related Party Loan

In January, February and April 2019, the Company issued an unsecured promissory note to the Significant Investor for proceeds of $15.0 million. In June 2019, the outstanding unsecured promissory note, amounting to $20.0 million, issued by the Significant Investor was settled as shares of Series C convertible preferred stock (see below). During the year ended December 31, 2019, the Company paid $0.3 million in interest related to the unsecured promissory note issued to the Significant Investor.

2019 Series C Issuance

In June 2019, the Company issued 2,269,838 shares of Series C convertible preferred stock to the Significant Investor for $30.0 million. A portion of the shares of Series C convertible preferred stock was issued to satisfy the settlement of the unsecured promissory note amounting to $20.0 million issued by the Significant Investor.

Initial Public Offering

Immediately prior to the closing of the IPO, all outstanding shares of the Company’s convertible preferred stock held by the Significant Investor automatically converted into common stock and non-voting common stock. The Significant Investor also purchased an additional 1,250,000 shares of common stock in connection with the IPO. As a result of these two events, the Significant Investor owned 10,289,453 shares of common stock and 2,269,838 shares of non-voting common stock, upon closing of the IPO.

IGM Biosciences, Inc.

Notes to Financial Statements — Continued

Note 12. Net Loss Per Share

The following table sets forth the computation of the basic and diluted net loss per share (in thousands except share and per share data):

	Year Ended December 31,
	2019	2018	2017
Numerator:
Net loss	$(43,133)	$(22,711)	$(11,054)
Denominator:
Weighted average common shares outstanding used to compute net loss per share, basic and diluted	8,995,410	438,074	437,942
Net loss per share attributable to common stockholders	$(4.80)	$(51.84)	$(25.24)

Since the Company was in a loss position for all periods presented, basic net loss per share is the same as diluted net loss per share for all periods as the inclusion of all common stock equivalents outstanding would have been anti-dilutive. Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows:

	December 31,
	2019	2018
Series A convertible preferred stock	—	401,004
Series B convertible preferred stock	—	9,100,616
Restricted stock	58,259	116,518
Stock options	2,289,209	1,523,285
Total	2,347,468	11,141,423

13. Selected Quarterly Financial Data (Unaudited)

The following tables provide the selected quarterly financial data for the years ended December 31, 2019 and 2018 (in thousands, except share and per share data):

	2019
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Statements of Operations Data:
Operating expenses:
Research and development	$5,912	$8,303	$8,279	$12,763
General and administrative	1,445	2,228	2,394	3,174
Total operating expenses	7,357	10,531	10,673	15,937
Loss from operations	(7,357)	(10,531)	(10,673)	(15,937)
Other income (expense), net	(113)	(145)	501	1,122
Net loss	$(7,470)	$(10,676)	$(10,172)	$(14,815)
Net loss per share, basic and diluted	$(16.86)	$(19.08)	$(2.41)	$(0.49)
Weighted-average common shares outstanding, basic and diluted	443,118	559,671	4,222,259	30,478,980

IGM Biosciences, Inc.

Notes to Financial Statements — Continued

	2018
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Statements of Operations Data:
Operating expenses:
Research and development	$2,526	$3,450	$5,172	$7,814
General and administrative	430	794	1,373	1,232
Total operating expenses	2,956	4,244	6,545	9,046
Loss from operations	(2,956)	(4,244)	(6,545)	(9,046)
Other income (expense), net	30	29	28	(7)
Net loss	$(2,926)	$(4,215)	$(6,517)	$(9,053)
Net loss per share, basic and diluted	$(6.68)	$(9.62)	$(14.88)	$(20.67)
Weighted-average common shares outstanding, basic and diluted	438,074	438,074	438,074	438,074

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, our principal executive officer and principal financial officer, respectively, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that as of such date our disclosure controls and procedures were effective at a reasonable assurance level (a) to ensure that information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (b) to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm as permitted during the transition period for newly public companies under the rules of the SEC.

Changes in Internal Control over Financial Reporting

There was no change in our internal controls over financial reporting during the quarter ended December 31, 2019, identified in connection with the evaluation required by Rules 13a‑15(d) and 15d‑15(d) of the Exchange Act that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information responsive to this item is incorporated herein by reference to our definitive proxy statement with respect to our 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 11. Executive Compensation.

Information responsive to this item is incorporated herein by reference to our definitive proxy statement with respect to our 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information responsive to this item is incorporated herein by reference to our definitive proxy statement with respect to our 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Information responsive to this item is incorporated herein by reference to our definitive proxy statement with respect to our 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 14. Principal Accounting Fees and Services.

Information responsive to this item is incorporated herein by reference to our definitive proxy statement with respect to our 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as a part of this Annual Report on Form 10-K:
(1)	Financial Statements

The financial statements filed as part of this Annual Report on Form 10‑K are listed in the “Index to Financial Statements” under Part II, Item 8 of this Annual Report on Form 10‑K.

(2)	Financial Statement Schedules

Financial statement schedules have been omitted in this Annual Report on Form 10‑K because they are not applicable, not required under the instructions, or the information requested is set forth in the financial statements or related notes thereto.

(3)	Exhibits

The list of exhibits filed with this Annual Report on Form 10-K is set forth in the Exhibit Index preceding the signature page and is incorporated herein by reference or filed with this Annual Report on Form 10-K, in each case as indicated therein (numbered in accordance with Item 601 of Regulation S-K).

Item 16. Form 10-K Summary.

None.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-39045	3.1	September 20, 2019

3.2	Amended and Restated Bylaws of the Registrant.	8-K	001-39045	3.2	September 20, 2019

4.1	Specimen common stock certificate of the Registrant.	S-1/A	333-233365	4.1	September 3, 2019

4.2	Amended and Restated Investor Rights Agreement, by and among the Registrant and certain of its stockholders, dated as of June 28, 2019.	S-1	333-233365	4.2	August 19, 2019

4.3	Description of Securities

10.1+	Amended and Restated 2010 Stock Plan and forms of agreements thereunder.	S-1	333-233365	10.1	August 19, 2019

10.2+	2018 Omnibus Incentive Plan and forms of agreements thereunder.	S-1/A	333-233365	10.2	September 3, 2019

10.3+	Amended and Restated 2018 Omnibus Incentive Plan and forms of agreements thereunder.	S-1/A	333-233365	10.3	September 3, 2019

10.4+	2019 Employee Stock Purchase Plan and forms of agreements thereunder.	S-1/A	333-233365	10.4	September 3, 2019

10.5+	Form of Indemnification Agreement, by and between the Registrant and each of its directors and executive officers.	S-1/A	333-233365	10.5	September 3, 2019

10.6+	Confirmatory Employment Letter, by and between Fred Schwarzer and the Registrant, effective as of August 19, 2019.	S-1	333-233365	10.6	August 19, 2019

10.7+	Employment Agreement, by and between Daniel Chen and the Registrant, dated as of July 12, 2018.	S-1	333-233365	10.7	August 19, 2019

10.8+	Restricted Stock Grant Agreement, by and between Daniel Chen and the Registrant, dated as of December 30, 2018.	S-1	333-233365	10.8	August 19, 2019

10.9+	Confirmatory Employment Letter, by and between Bruce Keyt and the Registrant, effective as of August 19, 2019.	S-1	333-233365	10.9	August 19, 2019

10.10+	Confirmatory Employment Letter, by and between Misbah Tahir and the Registrant, effective as of August 19, 2019.	S-1	333-233365	10.10	August 19, 2019

10.11+	Change in Control and Severance Policy.	S-1	333-233365	10.11	August 19, 2019

10.12+	Outside Director Compensation Policy (as amended and restated on February 5, 2020).

10.13+	Executive Incentive Compensation Plan.	S-1	333-233365	10.13	August 19, 2019

10.14	Lease by and between Real Property Investments, LLC and the Registrant, dated February 27, 2019.	S-1	333-233365	10.14	August 19, 2019

10.15	Nominating Agreement, by and among 667, L.P., Baker Brothers Life Sciences, L.P. and the Registrant, dated as of June 28, 2019.	S-1	333-233365	10.15	August 19, 2019

10.16	Nominating Agreement, by and between Haldor Topsøe Holding A/S and the Registrant, dated as of June 28, 2019.	S-1	333-233365	10.16	August 19, 2019

10.17	Nominating Agreement, by and among Redmile Biopharma Investments II, L.P., RAF, L.P., Redmile Strategic Master Fund, LP and the Registrant, dated as of June 28, 2019.	S-1	333-233365	10.17	August 19, 2019

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney (reference is made to the signature page hereto).

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

+	Indicates management contract or compensatory plan.
†

The certifications attached as Exhibit 32.1 and Exhibit 32.2 that accompany this Annual Report on Form 10-K are not deemed filed with the SEC and are not to be incorporated by reference into any filing of the Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-K, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

IGM Biosciences, Inc.

Date: March 26, 2020	By:	/s/ Fred Schwarzer
Fred Schwarzer
Chief Executive Officer and President (Principal Executive Officer)

Date: March 26, 2020	By:	/s/ Misbah Tahir
Misbah Tahir
Chief Financial Officer (Principal Financial and Accounting Officer)

POWER OF ATTORNEY

KNOW ALL BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Fred Schwarzer and Misbah Tahir and each of them as his or her true and lawful attorneys-in-fact and agents, each with the full power of substitution, for him or her in his or her name, place or stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming that said attorneys-in-fact and agents, or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Fred Schwarzer	Chief Executive Officer, President and Director (Principal Executive Officer)	March 26, 2020
Fred Schwarzer

/s/ Misbah Tahir	Chief Financial Officer (Principal Financial and Accounting Officer)	March 26, 2020
Misbah Tahir

/s/ Michael Loberg, Ph.D.	Chair of the Board of Directors	March 26, 2020
Michael Loberg, Ph.D.

/s/ M. Kathleen Behrens, Ph.D.	Director	March 26, 2020
M. Kathleen Behrens, Ph.D.

/s/ Julie Hambleton, M.D.	Director	March 26, 2020
Julie Hambleton, M.D.

/s/ Michael Lee	Director	March 26, 2020
Michael Lee

/s/ William Strohl, Ph.D.	Director	March 26, 2020
William Strohl, Ph.D.

/s/ Kelvin Neu, M.D.	Director	March 26, 2020
Kelvin Neu, M.D.

/s/ Christina Teng Topsøe	Director	March 26, 2020
Christina Teng Topsøe

/s/ Jakob Haldor Topsøe	Director	March 26, 2020
Jakob Haldor Topsøe