Form 10-Q
period 2020-03-31
IGM Biosciences, Inc.
filed 2020-05-07
CIK 1496323

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

As of May 1, 2020, the registrant had 24,159,705 shares of common stock, $0.01 par value per share, and 6,431,205 shares of non-voting common stock, $0.01 par value per share, outstanding.

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

In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will” or “would,” or the negative of these terms or other similar expressions. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about: the timing of the initiation, progress and potential results of our preclinical studies, clinical trials and our discovery programs; our ability to utilize our IgM antibody platform to generate and advance additional product candidates; our ability to advance product candidates into, and successfully complete, clinical trials; the timing or likelihood of regulatory filings and approvals; our estimates of the number of patients who suffer from the diseases we are targeting and the number of patients that may enroll in our clinical trials; the commercializing of our product candidates, if approved; our ability and the potential to successfully manufacture and supply our product candidates for clinical trials and for commercial use, if approved; future strategic arrangements and/or collaborations and the potential benefits of such arrangements; our expectations regarding the impact of the coronavirus (COVID-19) pandemic on our business; our anticipated use of our existing resources and the proceeds from this offering; our estimates regarding expenses, future revenue, capital requirements and needs for additional financing and our ability to obtain additional capital; the sufficiency of our existing cash and investments to fund our future operating expenses and capital expenditure requirements; our ability to retain the continued service of our key personnel and to identify, hire and retain additional qualified professionals; the implementation of our business model, strategic plans for our business and product candidates; the scope of protection we are able to establish and maintain for intellectual property rights, including our IgM platform, product candidates and discovery programs; our ability to contract with third-party suppliers and manufacturers and their ability to perform adequately; the pricing, coverage and reimbursement of our product candidates, if approved; developments relating to our competitors and our industry, including competing product candidates and therapies; and the ability of our clinical trials to demonstrate the safety and efficacy of our product candidates, and other positive results.

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

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

IGM Biosciences, Inc.

Condensed Balance Sheets

(Unaudited)

(in thousands, except share and per share data)

	March 31,	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$48,055	$35,891
Short-term investments	158,714	188,743
Prepaid expenses and other current assets	5,737	6,431
Income tax receivable	—	35
Total current assets	212,506	231,100
Property, plant and equipment, net	4,683	3,882
Long-term investments	12,195	11,973
Operating lease right-of-use asset	13,508	14,137
Other assets	258	258
Total assets	$243,150	$261,350
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,984	$3,087
Accrued liabilities	3,031	3,305
Lease liabilities, current	2,529	2,483
Total current liabilities	7,544	8,875
Lease liabilities, non-current	11,595	12,244
Total liabilities	19,139	21,119
Commitments and contingencies (Note 8)
Stockholders' equity:
Preferred stock, $0.01 par value; 200,000,000 shares authorized as of March 31, 2020 and December 31, 2019; 0 shares issued and outstanding as of March 31, 2020 and December 31, 2019	—	—
Common stock, $0.01 par value; 1,000,000,000 shares authorized as of March 31, 2020 and December 31, 2019; 24,069,806 and 24,053,921 shares issued and outstanding as of March 31, 2020 and December 31, 2019, respectively	241	240
Non-voting common stock, $0.01 par value; 6,431,208 shares authorized as of March 31, 2020 and December 31, 2019; 6,431,205 shares issued and outstanding as of March 31, 2020 and December 31, 2019	64	64
Additional paid-in-capital	348,330	347,089
Accumulated other comprehensive income	205	43
Accumulated deficit	(124,829)	(107,205)
Total stockholders’ equity	224,011	240,231
Total liabilities and stockholders’ equity	$243,150	$261,350

The accompanying notes are an integral part of these condensed financial statements.

IGM Biosciences, Inc.

Condensed Statements of Operations

(Unaudited)

(in thousands, except share and per share data)

	Three Months Ended
	March 31,
	2020	2019
Operating expenses:
Research and development	$14,583	$5,912
General and administrative	3,990	1,445
Total operating expenses	18,573	7,357
Loss from operations	(18,573)	(7,357)
Other income (expense), net	949	(113)
Net loss	$(17,624)	$(7,470)
Net loss per share, basic and diluted	$(0.58)	$(16.86)
Weighted-average common shares outstanding, basic and diluted	30,491,463	443,118

The accompanying notes are an integral part of these condensed financial statements.

IGM Biosciences, Inc.

Condensed Statements of Comprehensive Loss

(Unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2020	2019
Net loss	$(17,624)	$(7,470)
Other comprehensive income:
Unrealized gain on investments	162	—
Comprehensive loss	$(17,462)	$(7,470)

The accompanying notes are an integral part of these condensed financial statements.

IGM Biosciences, Inc.

Condensed Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(Unaudited)

(in thousands, except share amounts)

	Convertible				Non-Voting		Additional	Due To (From)	Accumulated Other		Total
	Preferred Stock		Common Stock		Common Stock		Paid-In-	Related	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Party	Income	Deficit	Equity
Balance—December 31, 2019	—	$—	24,053,921	$240	6,431,205	$64	$347,089	$—	$43	$(107,205)	$240,231
Exercise of stock options	—	—	15,885	1	—	—	21	—	—	—	22
Unrealized gain on investments	—	—	—	—	—	—	—	—	162	—	162
Stock-based compensation expense	—	—	—	—	—	—	1,220	—	—	—	1,220
Net loss	—	—	—	—	—	—	—	—	—	(17,624)	(17,624)
Balance—March 31, 2020	—	$—	24,069,806	$241	6,431,205	$64	$348,330	$—	$205	$(124,829)	$224,011

	Convertible				Non-Voting		Additional	Due To (From)	Accumulated Other		Total
	Preferred Stock		Common Stock		Common Stock		Paid-In-	Related	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Party	Income	Deficit	Deficit
Balance—December 31, 2018	9,501,620	$60,917	438,074	$4	—	$—	$751	$(2,511)	$—	$(64,072)	$(65,828)
Exercise of stock options	—	—	7,566	—	—	—	10	—	—	—	10
Capital contribution from related party	—	—	—	—	—	—	23	—	—	—	23
Stock-based compensation expense	—	—	—	—	—	—	139	—	—	—	139
Net loss	—	—	—	—	—	—	—	—	—	(7,470)	(7,470)
Balance—March 31, 2019	9,501,620	$60,917	445,640	$4	—	$—	$923	$(2,511)	$—	$(71,542)	$(73,126)

The accompanying notes are an integral part of these condensed financial statements.

IGM Biosciences, Inc.

Condensed Statements of Cash Flows

(Unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(17,624)	$(7,470)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	222	114
Stock-based compensation expense	1,323	139
Accrued interest on related party loan	—	125
Net amortization of premiums and accretion of discounts on investments	(306)	—
Non-cash lease expense	629	180
Changes in assets and liabilities:
Prepaid expenses and other current assets	735	(989)
Income tax receivable	35	—
Accounts payable	(1,383)	1,821
Accrued liabilities	585	(2,030)
Lease liabilities	(603)	(226)
Other current liabilities	—	(9)
Net cash used in operating activities	(16,387)	(8,345)

Cash flows from investing activities:
Purchase of property, plant and equipment	(1,705)	(715)
Purchases of investments	(41,131)	—
Maturities of investments	71,365	—
Net cash provided by (used in) investing activities	28,529	(715)

Cash flows from financing activities:
Proceeds from related party capital contribution	—	23
Proceeds from loan from related party	—	10,000
Proceeds from exercise of stock options	22	10
Net cash provided by financing activities	22	10,033
Net increase in cash, cash equivalents and restricted cash	12,164	973
Cash, cash equivalents and restricted cash, beginning of period	35,891	1,987
Cash, cash equivalents and restricted cash, end of period	$48,055	$2,960

Cash, cash equivalents and restricted cash, end of period
Cash and cash equivalents	48,055	2,860
Restricted cash	—	100
Cash, cash equivalents and restricted cash, end of period	$48,055	$2,960
Supplemental disclosure of non-cash investing and financing activities:
Acquisition of property, plant and equipment in accounts payable and accrued liabilities	$280	$18
Issuance costs for Series C convertible preferred stock in accounts payable and accrued liabilities	$40	$—

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

In December 2017, the Company established a holding company (Holdco); in April 2019, Holdco was subsequently dissolved and equity interests in Holdco were converted into equity interests in the Company. The information included in these financial statements is consistently presented as if it is that of the Company, even during the interim period when investors held their equity interests in Holdco. Haldor Topsøe Holding A/S is a significant investor in the Company either through its direct equity ownership or indirectly as the majority owner of Holdco, until Holdco was dissolved in April 2019. Haldor Topsøe Holding A/S and Holdco represent a combined entity (Significant Investor) as referenced herein.

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (GAAP) and applicable rules and regulations of the Securities and Exchange Commission (SEC) regarding interim financial reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP have been condensed or omitted, and accordingly the balance sheet as of December 31, 2019 has been derived from the audited financial statements at that date but does not include all of the information required by GAAP for complete financial statements. These unaudited interim condensed financial statements have been prepared on the same basis as the Company’s annual financial statements and, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair statement of the Company’s financial information. The results of operations for the three months ended March 31, 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2020 or for any other interim period or for any other future year.

The accompanying interim unaudited condensed financial statements should be read in conjunction with the audited financial statements and the related notes thereto for the year ended December 31, 2019, included in the Company’s Annual Report on Form 10-K filed with the SEC on March 26, 2020.

Reverse Stock Split

In August 2019, the Company filed an amendment to the Company’s amended and restated certificate of incorporation to effect a reverse split of shares of the Company’s common stock, non-voting common stock and convertible preferred stock, each on a 6.6084–for-1 (Reverse Stock Split). The Reverse Stock Split also applied to any outstanding securities or rights convertible into, or exchangeable or exercisable for, common stock, non-voting common stock or convertible preferred stock. The par value of the common stock was not adjusted as a result of the Reverse Stock Split. All references to common stock, non-voting common stock, restricted stock, options to purchase common stock, share data, per share data, convertible preferred stock and related information contained in the condensed financial statements and related footnotes have been retrospectively adjusted to reflect the effect of the Reverse Stock Split for all periods presented. The Reverse Stock Split was effected on August 30, 2019.

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

Liquidity

The Company has incurred net operating losses and negative cash flows from operations since its inception and had an accumulated deficit of $124.8 million at March 31, 2020. As of March 31, 2020, the Company had cash and investments of $219.0 million. The Company has historically financed its operations primarily through the sale of convertible preferred stock and common stock and the issuance of unsecured promissory notes. To date, none of the Company’s product candidates have been approved for sale, and the Company has not generated any revenue since inception. Management expects operating losses to continue and increase for the foreseeable future, as the Company progresses into clinical development activities for its lead product candidates. The Company’s prospects are subject to risks, expenses and uncertainties frequently encountered by companies in the biotechnology industry as discussed below. While the Company has been able to raise multiple rounds of financing, there can be no assurance that in the event the Company requires additional financing, such financing will be available on terms which are favorable or at all. Failure to generate sufficient cash flows from operations, raise additional capital or reduce certain discretionary spending would have a material adverse effect on the Company’s ability to achieve its intended business objectives.

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

Concentration of Credit Risk and Other Risks and Uncertainties

Financial instruments that potentially subject the Company to a concentration of credit risk consist primarily of cash and investments. The Company invests in money market funds, U.S. Treasury securities, U.S. government agency securities, corporate debt and commercial paper. The Company maintains bank deposits in federally insured financial institutions and these deposits may exceed federally insured limits. The Company is exposed to credit risk in the event of a default by the financial institutions holding its cash and issuers of investments to the extent recorded on the condensed balance sheets. The Company’s investment policy limits investments to money market funds, certain types of debt securities issued by the U.S. Government and its agencies, corporate debt, commercial paper, and places restrictions on the credit ratings, maturities and concentration by type and issuer. The Company has not experienced any losses on its deposits of cash and investments.

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

Cash, Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments with original maturities of three months or less from the date of purchase to be cash and cash equivalents. Cash equivalents consist primarily of amounts invested in money market accounts and are stated at fair value. Restricted cash consisted of a money market account, which was closed during 2019, that served as collateral for a credit card agreement at one of the Company’s financial institutions.

Investments

The Company’s investments have been classified and accounted for as available-for-sale securities. Fixed income securities consist of U.S. Treasury securities, U.S. government agency securities, corporate debt, and commercial paper. The specific identification method is used to determine the cost basis of fixed income securities sold. These securities are recorded on the condensed balance sheets at fair value. Unrealized gains and losses on these securities are included as a separate component of accumulated other comprehensive income. The cost of investment securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion are included in other income (expense), net. Realized gains and losses and declines in fair value judged to be other-than-temporary, if any, are also included in other income (expense), net. The Company evaluates securities for other-than-temporary impairment at the balance sheet date. Declines in fair value determined to be other-than-temporary are also included in other income (expense), net. The Company classifies its investments as short or long term primarily based on the remaining contractual maturity of the securities.

Property, Plant and Equipment

Property, plant and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation is determined using the straight-line method over the estimated useful lives of the respective assets, generally three to five years. Leasehold improvements are amortized using the straight-line method over the shorter of the lease term or the estimated useful economic lives of the related assets.

Upon retirement or sale of the assets, the cost and related accumulated depreciation and amortization are removed from the balance sheet and the resulting gain or loss are recorded to the statement of operations. Repairs and maintenance are charged to operations as incurred.

Research and Development Expenses

The Company expenses research and developments costs as they are incurred. Research and development expenses consist primarily of: (i) personnel-related expenses, including salaries, benefits and stock-based compensation expense, for personnel in the Company’s research and development functions; (ii) fees paid to third parties such as contractors, consultants and contract research organizations (CROs), for conducting clinical trials, animal studies, and other costs related to clinical and preclinical testing; (iii) costs related to acquiring and manufacturing research and clinical trial materials, including under agreements with third parties such as contract manufacturing organizations (CMOs), and other vendors; (iv) costs related to the preparation of regulatory submissions; (v) expenses related to laboratory supplies and services; and (vi) depreciation of equipment and facilities expenses.

Accrued Research and Development Expenses

The Company records accruals for estimated costs of research, preclinical studies, clinical trials, and manufacturing, which are significant components of research and development expenses. A substantial portion of the Company’s ongoing research and development activities is conducted by third-party service providers, CROs and CMOs. The Company’s contracts with CROs generally include pass-through fees such as costs related to animal studies and safety tests, regulatory expenses, investigator fees, travel costs and other miscellaneous costs, including shipping and printing fees. The Company’s contracts with the CMOs generally include fees such as initiation fees, reservation fees, verification run costs, materials and reagents expenses, taxes, etc. The financial terms of these contracts are subject to negotiations, which vary from contract to contract and may result in payment flows that do not match the periods over which materials or services are provided to the Company under such contracts. The Company accrues the costs incurred under agreements with these third parties based on estimates of actual work completed in accordance with the respective agreements. The Company determines the estimated costs through discussions with internal personnel and external service providers as to the progress, or stage of completion or actual timeline (start-date and end-date) of the services and the agreed-upon fees to be paid for such services. In the event the Company makes advance payments, the payments are recorded as a prepaid expense and recognized as the services are performed.

As actual costs become known, the Company adjusts its accruals. Although the Company does not expect its estimates to be materially different from amounts actually incurred, such estimates for the status and timing of services performed relative to the actual status and timing of services performed may vary and could result in us reporting amounts that are too high or too low in any particular period. The Company’s accrual is dependent, in part, upon the receipt of timely and accurate reporting from CROs and other third-party vendors. Variations in the assumptions used to estimate accruals including, but not limited to, the number of patients enrolled, the rate of patient enrollment and the actual services performed, may vary from the Company’s estimates, resulting in adjustments to clinical trial expenses in future periods. Changes in these estimates that result in material changes to the Company’s accruals could materially affect its financial condition and results of operations. Through March 31, 2020, there have been no material differences from the Company’s estimated accrued research and development expenses to actual expenses.

Stock-Based Compensation

The Company accounts for stock-based compensation by measuring and recognizing compensation expense for all share-based awards made to employees, non-employees and directors based on estimated grant-date fair values. The Company uses the straight-line method to allocate compensation cost to reporting periods over the requisite service period, which is generally the vesting period, and estimates the fair value of share-based awards to employees and directors using the Black-Scholes option-pricing model. If the service inception date precedes the grant date, the Company accrues for the stock-based compensation based on the fair value at the reporting date. The Company accounts for forfeitures as they occur. The fair value of each purchase under the employee stock purchase plan (ESPP) is estimated at the beginning of the offering period using the Black-Scholes option pricing model and recorded as expense over the service period using the straight-line method.

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

Leases

Under Accounting Standard Update (ASU) No. 2016-02, Leases (ASC 842) and its associated amendments, the Company determines if an arrangement is a lease at inception. In addition, the Company determines whether leases meet the classification criteria of a finance or operating lease at the lease commencement date considering: (1) whether the lease transfers ownership of the underlying asset to the lessee at the end of the lease term, (2) whether the lease grants the lessee an option to purchase the underlying asset that the lessee is reasonably certain to exercise, (3) whether the lease term is for a major part of the remaining economic life of the underlying asset, (4) whether the present value of the sum of the lease payments and residual value guaranteed by the lessee equals or exceeds substantially all of the fair value of the underlying asset, and (5) whether the underlying asset is of such a specialized nature that it is expected to have no alternative use to the lessor at the end of the lease term. As of March 31, 2020, the Company's lease population consisted of real estate. As of March 31, 2020, the Company did not have finance leases.

Operating leases are included in operating lease right-of-use (ROU) assets, lease liabilities, current, and lease liabilities, non-current in the Company’s condensed balance sheet. ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. In determining the present value of lease payments, the Company uses its incremental borrowing rate based on the information available at the lease commencement date if the rate implicit in the lease is not readily determinable. The Company determines the incremental borrowing rate based on an analysis of corporate bond yields with a credit rating similar to the Company. The determination of the Company’s incremental borrowing rate requires management judgment including the development of a synthetic credit rating and cost of debt as the Company currently does not carry any debt. The Company believes that the estimates used in determining the incremental borrowing rate are reasonable based upon current facts and circumstances. Applying different judgments to the same facts and circumstances could result in the estimated amounts to vary. The operating lease ROU assets also include adjustments for prepayments and accrued lease payments and exclude lease incentives. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise such options. Operating lease cost is recognized on a straight-line basis over the expected lease term. Variable lease costs represent payments that are dependent on usage, a rate or index. Variable lease cost primarily relates to common area maintenance charges. Lease agreements that include lease and non-lease components are accounted for as a single lease component. Lease agreements with a noncancelable term of less than 12 months are not recorded on the Company’s condensed balance sheet.

Recently Adopted Accounting Standards

In August 2018, the FASB issued ASU No. 2018-13, Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement, which amends ASC 820, Fair Value Measurement. This ASU modifies the disclosure requirements for fair value measurements by removing, modifying, or adding certain disclosures. The effective date is the first quarter of fiscal year 2020, with early adoption permitted for the removed disclosures and delayed adoption until fiscal year 2020 permitted for the new disclosures. The removed and modified disclosures will be adopted on a retrospective basis and the new disclosures will be adopted on a prospective basis. The Company adopted this ASU as of January 1, 2020 and the adoption did not have a material impact on its financial statements and related disclosures.

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

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (ASU 2019-12), which is intended to simplify the accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. The new standard will be effective beginning January 1, 2021. The Company is currently assessing the impact of this standard on its financial statements and related disclosures.

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

The following tables set forth the fair value of the Company’s financial assets, which consist of investments measured and recognized at fair value (in thousands):

		March 31, 2020
	Fair Value Hierarchy Level	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Investments
U.S. Treasury securities	Level 1	$45,242	$227	$—	$45,469
Corporate bonds	Level 2	40,685	—	(107)	40,578
Commercial paper	Level 2	63,606	1	—	63,607
U.S. government agency securities	Level 2	21,171	84	—	21,255
Total		$170,704	$312	$(107)	$170,909

		December 31, 2019
	Fair Value Hierarchy Level	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Investments
U.S. Treasury securities	Level 1	$66,244	$48	$—	$66,292
Corporate bonds	Level 2	39,953	3	—	39,956
Commercial paper	Level 2	74,507	—	(9)	74,498
U.S. government agency securities	Level 2	19,969	1	—	19,970
Total		$200,673	$52	$(9)	$200,716

The following table presents the contractual maturities of the Company’s investments as of March 31, 2020 and December 31, 2019 (in thousands):

	March 31,	December 31,
	2020	2019
Due in less than one year	$158,714	$188,743
Due in more than one year	12,195	11,973
Total	$170,909	$200,716

Note 4. Balance Sheet Components

Property, Plant and Equipment, Net

Property, plant and equipment, net consists of the following (in thousands):

	March 31,	December 31,
	2020	2019
Laboratory equipment	$4,796	$3,800
Office equipment	150	150
Leasehold improvements	90	78
Construction in progress	1,133	1,118
Total property, plant and equipment, gross	6,169	5,146
Less: Accumulated depreciation	(1,486)	(1,264)
Total property, plant and equipment, net	$4,683	$3,882

Depreciation expense was approximately $0.2 million and $0.1 million for the three months ended March 31, 2020 and 2019, respectively.

Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2020	2019
Accrued research and development materials and services	$1,194	$906
Accrued professional services	437	360
Accrued compensation	1,391	2,030
Other	9	9
Total accrued liabilities	$3,031	$3,305

Note 5. Common Stock and Non-Voting Common Stock

As of March 31, 2020 and December 31, 2019, the Company’s certificate of incorporation authorized the Company to issue 1,006,431,208 shares of common stock (including 6,431,208 shares of non-voting common stock) and 200,000,000 shares of preferred stock, respectively, at a par value of $0.01 per share. Each share of common stock is entitled to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the Company’s Board of Directors, subject to prior rights of the preferred stockholders. As of March 31, 2020 and December 31, 2019, no dividends have been declared to date.

The Company had reserved common stock, on an as-converted basis, for future issuance as follows:

	March 31,	December 31,
	2020	2019
Preferred stock, issued and outstanding	—	—
Restricted stock, issued and outstanding	58,259	58,259
Stock options, issued and outstanding	2,939,499	2,289,209
Stock options, future issuance	2,967,576	2,669,264
Employee stock purchase plan, available for future grants	521,121	280,000
Total	6,486,455	5,296,732

Note 6. Stock-Based Compensation

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

Subject to an annual evergreen increase and adjustment in the case of certain capitalization events, the Company initially reserved 4,384,000 shares of the Company’s common stock for issuance pursuant to awards under the 2018 Plan. The 2018 Plan is administered by the Compensation Committee of the Company’s Board of Directors. The number of shares of the Company’s common stock available for issuance under the 2018 Plan will also include an annual increase on the first day of each fiscal year beginning with the 2020 fiscal year, equal to the least of (i) 8,768,800 shares, (ii) 4% of the Company’s common stock outstanding at December 31 of the immediately preceding year, or (iii) such number of shares as determined by the Company’s Board of Directors. Effective January 1, 2020, the number of shares of common stock available under the 2018 Plan increased by 964,487 shares pursuant to the evergreen provision of the 2018 Plan. As of March 31, 2020, 2,967,576 shares of common stock remained available for issuance under the 2018 Plan.

2010 Stock Plan (as Amended and Restated)

The 2010 Stock Plan (the 2010 Plan) was originally adopted by the Company’s Board of Directors and approved by the Company’s stockholders in November 2010. The 2010 Plan was amended and restated in December 2017 and April 2019. The 2010 Plan allowed the Company to provide incentive stock options, within the meaning of Section 422 of the Code, nonstatutory stock options and stock purchase rights to eligible employees, consultants and directors and any parent or subsidiary of the Company. The 2010 Plan was terminated in 2019 and the Company will not grant any additional awards under the 2010 Plan. However, the 2010 Plan will continue to govern the terms and conditions of the outstanding awards previously granted under the 2010 Plan.

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

Subject to adjustment in the case of certain capitalization events, a total of 280,000 common shares of the Company were available for purchase at adoption of the ESPP. Pursuant to the ESPP, the annual share increase pursuant to the evergreen provision is determined based on the least of (i) 560,000 shares, (ii) 1% of the Company’s common stock outstanding at December 31 of the immediately preceding year, or (iii) such number of shares as determined by the Company’s Board of Directors. Effective January 1, 2020, the number of shares of common stock available under the ESPP increased by 241,121 shares pursuant to the evergreen provision of the ESPP. As of March 31, 2020, 521,121 shares of common stock remained available for issuance under the ESPP.

Stock-Based Compensation Expense

Total stock-based compensation expense recorded related to the 2010 Plan, 2018 Plan, and ESPP was recorded in the condensed statements of operations and allocated as follows (in thousands):

	Three Months Ended
	March 31,
	2020	2019
Research and development	$666	$105
General and administrative	657	34
Total stock-based compensation expense	$1,323	$139

Accrued stock-based compensation expense for awards where the service inception date precedes grant date was $0.1 million and $0, for the three months ended March 31, 2020 and 2019, respectively.

Stock Options

The following table summarizes stock option activity:

		Outstanding Options
	Shares Available for Grant	Shares	Weighted- Average Exercise	Weighted- Average Remaining Contractual Term (Years)
Balance—December 31, 2019	2,669,264	2,289,209	$3.36	8.1
Addition - Option pool	964,487
Granted	(679,575)	679,575	$39.93
Exercised	—	(15,885)	$1.32
Cancelled	13,400	(13,400)	$20.02
Balance—March 31, 2020	2,967,576	2,939,499	$11.75	8.3
Exercisable – March 31, 2020		1,118,904	$1.77	6.6

The fair value of employee stock options was estimated using the following weighted-average assumptions:

	Three Months Ended
	March 31,
	2020	2019
Expected term in years	6.0	6.0
Expected volatility	83.4%	79.3%
Risk-free interest rate	1.2%	2.5%
Dividend yield	—	—
Weighted average fair value of share-based awards granted	$28.1	$1.0

The fair value of ESPP was estimated using the following weighted-average assumptions:

	Three Months Ended
	March 31,
	2020	2019
Expected term in years	0.7	—
Expected volatility	74.3%	—
Risk-free interest rate	1.9%	—
Dividend yield	—	—

Restricted Stock

During December 2018, the Company issued 116,518 shares of common stock to an executive officer under a restricted stock agreement at a grant date fair value of $1.39 per share that vests over two years. Any unvested shares are subject to forfeiture in the case that the grantee’s service terminates. As of March 31, 2020, 58,259 shares of restricted stock were vested. For the three months ended March 31, 2020, the related stock-based compensation was immaterial. As of March 31, 2020, there was $24,000 of unrecognized stock-based compensation related to restricted stock, which the Company expects to recognize over a remaining weighted-average period of 0.3 years.

Note 7. Net Loss Per Share Attributable to Common Stockholders

The following table sets forth the computation of the basic and diluted net loss per share (in thousands except share and per share data):

	Three Months Ended
	March 31,
	2020	2019
Numerator:
Net loss	$(17,624)	$(7,470)
Denominator:
Weighted average common shares outstanding used to compute net loss per share, basic and diluted	30,491,463	443,118
Net loss per share attributable to common stockholders	$(0.58)	$(16.86)

Since the Company was in a loss position for all periods presented, basic net loss per share is the same as diluted net loss per share for all periods as the inclusion of all common stock equivalents outstanding would have been anti-dilutive. Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows:

	March 31,
	2020	2019
Series A convertible preferred stock	—	401,004
Series B convertible preferred stock	—	9,100,616
Restricted stock	58,259	116,518
Stock options	2,939,499	2,102,514
Total	2,997,758	11,720,652

Note 8. Commitments and Contingencies

Operating Leases

The Company leases its headquarters with its main offices and laboratory facilities in Mountain View, California under two lease agreements that end in September 2024 and April 2025.

Information related to the Company’s ROU assets and related lease liabilities were as follows (in thousands except for remaining lease term and discount rate):

	Three Months Ended
	March 31,
	2020	2019
Cash paid for operating lease liabilities	$740	$216
Operating lease cost	767	171
Variable lease cost	46	—

	March 31, 2020	December 31, 2019
Current operating lease liabilities	$2,529	$2,483
Non-current operating lease liabilities	11,595	12,244
Weighted average remaining lease term in years	5.0	5.1
Weighted average discount rate	3.8%	3.8%

Maturities of lease liabilities as of March 31, 2020 were as follows (in thousands):

Operating
Lease
Year Ending December	Commitments
2020 (remaining nine months)	$2,261
2021	3,086
2022	3,172
2023	3,261
2024	3,008
Thereafter	733
Total	15,521
Less imputed interest	(1,397)
Total lease liabilities	$14,124

Legal Proceedings

The Company, from time to time, may be party to litigation arising in the ordinary course of business. The Company was not subject to any material legal proceedings during the three months ended March 31, 2020 and, to the best of its knowledge, no material legal proceedings are currently pending or threatened.

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

Note 9. Related Party Transactions with its Significant Investor

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

Related Party Loan

In January, February and April 2019, the Company issued an unsecured promissory note to the Significant Investor for proceeds of $15.0 million. In June 2019, the outstanding unsecured promissory note, amounting to $20.0 million, issued by the Significant Investor was settled as shares of Series C convertible preferred stock (see below). During the three months ended March 31, 2019, the Company accrued $0.1 million in interest related to the unsecured promissory note issued to the Significant Investor.

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

We have incurred significant net losses to date. Our ability to generate product revenue sufficient to achieve profitability will depend on the successful development and eventual commercialization of one or more of our current or future product candidates. Our net losses were $17.6 million and $7.5 million for the three months ended March 31, 2020 and 2019, respectively. As of March 31, 2020, we had an accumulated deficit of $124.8 million. These losses have resulted primarily from costs incurred in connection with research and development activities and general and administrative costs associated with our operations. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future, and our net losses may fluctuate significantly from period to period, depending on the timing of and expenditures on our planned research and development activities.

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

We plan to continue to use third-party service providers, including contract research organizations (CROs) and contract manufacturing organizations (CMOs), to carry out our preclinical and clinical development and manufacture and supply of our preclinical and clinical materials to be used during the development of our product candidates.

We do not have any products approved for sale and have not generated any revenue since inception. We have funded our operations primarily from the sale of convertible preferred stock, the sale of common stock in our initial public offering (IPO) and the issuance of unsecured promissory notes.

In September 2019, we completed our IPO and sold and issued an aggregate of 12,578,125 shares of common stock, including 1,640,625 shares issues in connection with the full exercise by the underwriters of their option to purchase additional shares of common stock, at $16.00 per share for gross proceeds of $201.3 million. The aggregate net proceeds from our IPO, inclusive of the full exercise by the underwriters of their option to purchase additional shares of common stock, were approximately $183.0 million after deducting underwriting discounts and commissions and other offering costs. Immediately prior to the closing of our IPO, all shares of convertible preferred stock then outstanding automatically converted into 10,787,861 shares of common stock and 6,431,205 shares of non-voting common stock.

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

Other Income (Expense), Net

Other income (expense), net includes interest income earned on our cash and investments, sublease income, and interest expense incurred on an unsecured promissory note.

Results of Operations

Comparison of Three Months Ended March 31, 2020 and 2019

The following table summarizes our condensed statements of operations data as discussed herein:

	Three Months Ended
	March 31,
(in thousands)	2020	2019	Change
Operating expenses:
Research and development	$14,583	$5,912	$8,671
General and administrative	3,990	1,445	2,545
Total operating expenses	18,573	7,357	11,216
Loss from operations	(18,573)	(7,357)	(11,216)
Other income (expense), net	949	(113)	1,062
Net loss	$(17,624)	$(7,470)	$(10,154)

Research and Development Expenses

The following table summarizes our research and development expenses incurred during the periods indicated:

	Three Months Ended
	March 31,
(in thousands)	2020	2019	Change
Direct expenses
Clinical stage program (1)	$3,488	$2,203	$1,285
Preclinical stage programs	5,629	1,459	4,170
Indirect expenses
Personnel-related	4,370	1,853	2,517
Depreciation and facilities	1,096	397	699
Total research and development expenses	$14,583	$5,912	$8,671

(1)	Includes direct expenses related to our lead product candidate, IGM-2323, for which we announced the dosing of the first patient in our Phase 1 clinical trial in October 2019.

Research and development expenses were $14.6 million for the three months ended March 31, 2020 compared to $5.9 million for the three months ended March 31, 2019. The increase of $8.7 million was primarily driven by advancement of our product candidates, including $1.3 million of expenses related to our clinical stage program, which consisted of preclinical, clinical and manufacturing expense incurred in the development of our lead product candidate, IGM-2323, for which we announced the dosing of the first patient in our Phase 1 clinical trial in October 2019. Preclinical stage program expenses increased by $4.2 million primarily driven by preclinical and manufacturing expenses incurred in the development of our second product candidate, IGM-8444, and expenses related to our discovery programs. Personnel-related expenses, including stock-based compensation, increased by $2.5 million due to an increase in headcount, stock option grants, and an increase in the price of our common stock, which resulted in an increase in grant fair value. Depreciation and facilities increased by $0.7 million primarily due to new lease agreements for additional office, laboratory and manufacturing space in Mountain View which commenced in 2019.

General and Administrative Expenses

General and administrative expenses were $4.0 million for the three months ended March 31, 2020 compared to $1.4 million for the three months ended March 31, 2019. The increase of $2.5 million was primarily due to a $1.3 million increase in personnel-related expenses, including stock-based compensation, due to an increase in headcount, stock option grants, and an increase in the price of our common stock, which resulted in an increase in grant fair value. In relation to our public company status, administrative expenses increased by $0.6 million primarily due to an increase in directors’ and officers’ liability insurance and professional services increased by $0.4 million due to legal, accounting and consulting services. Depreciation and facilities increased by $0.2 million primarily due to new lease agreements for additional office, laboratory and manufacturing space in Mountain View which commenced in 2019.

Other Income (Expense), Net

Other income, net was $0.9 million for the three months ended March 31, 2020 compared to other expense, net of $0.1 million for the three months ended March 31, 2019. The increase of $1.1 million was primarily due to interest earned from higher cash and investment balances.

Liquidity and Capital Resources

Liquidity

Due to our significant research and development expenditures, we have generated operating losses since our inception. We have funded our operations primarily through the sale of convertible preferred stock and common stock and the issuance of unsecured promissory notes. As of March 31, 2020, we had cash and investments of $219.0 million. As of March 31, 2020, we had an accumulated deficit of $124.8 million. We believe that our cash and investments will be sufficient to fund our planned operations into early 2022.

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

▪	the effects of the recent disruptions to and volatility in the credit and financial markets in the United States and worldwide related to the COVID-19 pandemic;
▪	the compliance and administrative costs associated with being a public company; and
▪	the extent to which we acquire or invest in businesses, products or technologies, although we currently have no commitments or agreements relating to any of these types of transactions.

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

Summary Statement of Cash Flows

The following table sets forth the primary sources and uses of cash for each of the periods presented below:

	Three Months Ended
	March 31,
(in thousands)	2020	2019
Net cash used in operating activities	(16,387)	(8,345)
Net cash provided by (used in) investing activities	28,529	(715)
Net cash provided by financing activities	22	10,033

Net Cash Used in Operating Activities

For the three months ended March 31, 2020, net cash used in operating activities was $16.4 million, which consisted of a net loss of $17.6 million and a net change of $0.6 million in our net operating assets and liabilities, partially offset by $1.9 million in non-cash charges. The net change in our operating assets and liabilities was primarily due to a decrease in accounts payable of $1.4 million and a decrease in lease liabilities of $0.6 million, partially offset by a decrease in prepaid expenses of $0.7 million and an increase in accrued liabilities of $0.6 million. The non-cash charges primarily consisted of stock-based compensation of $1.3 million, depreciation expense of $0.2 million, and non-cash lease expense of $0.6 million, partially offset by net amortization of premiums and accretion of discounts on investments of $0.3 million.

For the three months ended March 31, 2019, cash used in operating activities was $8.3 million, which consisted of a net loss of $7.5 million and a net change of $1.4 million in our net operating assets and liabilities, partially offset by $0.6 million in non-cash charges. The net change in our operating assets and liabilities was primarily due to a decrease in accrued liabilities of $2.0 million, a decrease in lease liabilities of $0.2 million and an increase in prepaid expenses of $1.0 million, partially offset by an increase in accounts payable of $1.8 million. The non-cash charges primarily consisted of non-cash lease expense of $0.2 million, stock-based compensation expense of $0.1 million, depreciation expense of $0.1 million, and accrued interest related to the unsecured promissory note to a related party of $0.1 million.

Net Cash Provided by (Used in) Investing Activities

For the three months ended March 31, 2020, net cash provided by investing activities was $28.5 million, which consisted of $71.4 million in maturities of investments, offset by $41.1 million in purchases of investments and $1.7 million in purchases of lab equipment for research and development activities.

For the three months ended March 31, 2019, net cash used in investing activities consisted of $0.7 million related to the purchases of lab equipment for research and development activities.

Net Cash Provided by Financing Activities

For the three months ended March 31, 2020, net cash provided by financing activities was $22,000, which consisted of proceeds from exercise of stock options.

For the three months ended March 31, 2019, net cash provided by financing activities was $10.0 million, which primarily consisted of $10.0 million of proceeds from the issuance of an unsecured promissory note to a related party.

Contractual Obligations and Commitments

As of March 31, 2020, there have been no material changes from the contractual obligations and commitments as of December 31, 2019 previously disclosed in our Annual Report on Form 10-K filed with the SEC on March 26, 2020.

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

Our critical accounting policies are described in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Use of Estimates” in our Annual Report on Form 10-K filed with the SEC on March 26, 2020 and the notes to the financial statements appearing elsewhere in this Quarterly Report on Form 10-Q. During the three months ended March 31, 2020, there were no material changes to our critical accounting policies from those discussed in our Annual Report on Form 10-K filed with the SEC on March 26, 2020.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The primary objectives of our investment activities are to ensure liquidity and to preserve capital. We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities. There was no material foreign currency risk for the three months ended March 31, 2020. We held $219.0 million in cash and investments as of March 31, 2020 which consisted of money market funds, U.S. Treasury securities, commercial paper, corporate debt, and U.S. agency securities. We held no interest-bearing liabilities as of March 31, 2020. Historical fluctuations in interest rates have not been significant for us. Due to the short-term maturities of our cash equivalents, an immediate 10% relative change in interest rates would not have a material effect on the fair market value of our cash equivalents.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our principal executive officer and principal financial officer, respectively, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of such date our disclosure controls and procedures were effective at a reasonable assurance level (a) to ensure that information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (b) to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended March 31, 2020 identified in connection with the evaluation required by Rules 13a‑15(d) and 15d‑15(d) of the Exchange Act that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
▪

delay or failure to reach agreement on acceptable clinical trial agreement terms or clinical trial protocols with prospective sites or contract research organizations (CROs), the terms of which can be subject to extensive negotiation and may vary significantly among different sites or CROs;

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

▪	the inability to produce or obtain sufficient quantities of a product candidate to complete clinical trials;
▪	inability to address any noncompliance with regulatory requirements or safety concerns that arise during the course of a clinical trial; and
▪	the impact of, and delays related to, health epidemics such as the COVID-19 pandemic;
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

We may not be able to initiate or continue clinical trials for our product candidates if we are unable to identify and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or comparable foreign regulatory authorities. Patient enrollment, a significant factor in the timing of clinical trials, is affected by many factors including the size and nature of the patient population, the severity of the disease under investigation, the proximity of subjects to clinical sites, continued enrollment of prospective patients by clinical trial sites, efforts to facilitate timely enrollment, the eligibility criteria for the trial, the design of the clinical trial, patient referral practices of physicians, ability to obtain and maintain patient consents, ability to monitor patients adequately during and after treatment, risk that enrolled subjects will drop out before completion and clinicians’ and patients’ perceptions as to the potential advantages and disadvantages of the drug being studied in relation to other available therapies, including any new drugs that may be approved for the indications we are investigating. In addition, enrollment of patients in our clinical trials and maintaining patients in our ongoing clinical trial could be delayed or limited as our clinical trial sites limit their onsite staff or temporarily close as a result of the COVID-19 pandemic. Further, patients may not be able to visit clinical trial sites for dosing or data collection purposes due to limitations on travel and physical distancing imposed or recommended by federal or state governments or patients’ reluctance to visit the clinical trial sites during the pandemic.

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

As of March 31, 2020, we had 77 full-time employees. As our development and commercialization plans and strategies develop, and as we transition into operating as a public company, we expect to expand our employee base for managerial, operational, financial and other resources. Additionally, as our product candidates and discovery programs enter and advance through preclinical studies and any clinical trials, we will need to expand our research, development, manufacturing, regulatory and sales and marketing capabilities or contract with other organizations to provide these capabilities for us. Future growth would impose significant added responsibilities on members of management, including the need to identify, recruit, maintain, motivate and integrate additional employees. Also, our management may need to divert a disproportionate amount of their attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, give rise to operational errors, loss of business opportunities, loss of employees and reduced productivity amongst remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of existing and additional product candidates and discovery programs. If our management is unable to effectively manage our expected growth, our expenses may increase more than expected, our ability to generate or grow revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize our product candidates and compete effectively with others in our industry will depend on our ability to effectively expand our organization and manage any future growth.

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
▪

establishment of a Center for Medicare & Medicaid Innovation at CMS to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drug spending

Since its enactment, there have been judicial and Congressional challenges to certain aspects of the ACA, and we expect there will be additional challenges and amendments to the ACA in the future. In addition, other legislative changes have been proposed and adopted since the ACA was enacted. These changes include aggregate reductions to Medicare payments to providers of up to 2% per fiscal year pursuant to the Budget Control Act of 2011, which began in 2013 due to subsequent legislative amendments will remain in effect through 2029 unless additional Congressional action is taken. The Coronavirus Aid, Relief, and Economic Security Act (CARES Act), which was signed into law on March 27, 2020, designed to provide financial support and resources to individuals and businesses affected by the COVID-19 pandemic, suspended the 2% Medicare sequester from May 1, 2020 through December 31, 2020, and extended the sequester by one year, through 2030, in order to offset the added expense of the 2020 cancellation. Moreover, there has recently been heightened governmental scrutiny over the manner in which drug manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. At the federal level, the Trump administration’s budget proposal for fiscal year 2021 contains further drug price control measures that could be enacted during the 2021 budget process or in other future legislation, including, for example, measures to permit Medicare Part D plans to negotiate the price of certain drugs under Medicare Part B, to allow some states to negotiate drug prices under Medicaid, and to eliminate cost sharing for generic drugs for low-income patients. The Trump administration released a “Blueprint” to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products and reduce the out of pocket costs of drug products paid by consumers.

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
▪

business interruptions resulting from geo-political actions, including war and terrorism, or natural disasters including earthquakes, typhoons, floods and fires, or outbreaks of health epidemics such as the COVID-19 pandemic.

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

We have incurred significant losses since our inception. Our net loss for the three months ended March 31, 2020 and the year ended December 31, 2019 was $17.6 million and $43.1 million, respectively. As of March 31, 2020, our accumulated deficit was approximately $124.8 million. We expect to continue to incur losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of, and seek regulatory approvals for, our product candidates, prepare for and begin to commercialize any approved product candidates and add infrastructure and personnel to support our product development efforts and operations as a public company. The net losses and negative cash flows incurred to date, together with expected future losses, have had, and likely will continue to have, an adverse effect on our shareholders’ deficit and working capital. The amount of future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenue. The net losses we incur may fluctuate significantly from quarter-to-quarter such that a period-to-period comparison of our results of operations may not be a good indication of our future performance.

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

As of March 31, 2020, we had $219.0 million in cash and investments. On September 20, 2019, we closed our IPO, selling an aggregate of 12,578,125 shares of our common stock at $16.00 per share. Proceeds from our IPO, net of underwriting discounts and commissions and offering expenses payable by us, were approximately $183.0 million. We believe that our existing cash and investments will enable us to fund our operating expenses and capital expenditure requirements into early 2022. Our estimate as to how long we expect the net proceeds from our IPO, together with our existing cash and investments to be able to continue to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned. In addition, because successful development of our product candidates is uncertain, we are unable to estimate the actual funds we will require to complete research and development and to commercialize our product candidates.

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

▪	the effects of the recent disruptions to and volatility in the credit and financial markets in the United States and worldwide related to the COVID-19 pandemic;
▪	the compliance and administrative costs associated with being a public company; and
▪	the extent to which we acquire or invest in businesses, products or technologies, although we currently have no commitments or agreements relating to any of these types of transactions.

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

At March 31, 2020, we had $219.0 million of cash and investments. While we are not aware of any downgrades, material losses, or other significant deterioration in the fair value of our cash equivalents or investments since March 31, 2020, no assurance can be given that further deterioration of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents or our ability to meet our financing objectives. Furthermore, our stock price may decline due in part to the volatility of the stock market and general economic downturn.

Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.

As of December 31, 2019, we had net operating loss (NOL) carryforwards available to reduce future taxable income, if any, for federal and California income tax purposes of approximately $58.3 million and $48.6 million, respectively. At December 31, 2019, we also had federal and California research and development tax credit carryforwards of $4.4 million and $2.7 million, respectively, available to offset future income tax, if any. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the Code), if a corporation undergoes an “ownership change,” the corporation’s ability to use its NOLs and other pre-change tax attributes such as research tax credits to offset its post-change taxable income or taxes may be limited. In general, an “ownership change” occurs if there is a cumulative change in our ownership by “5% shareholders” that exceeds 50 percentage points over a rolling three-year period. We completed a Section 382 study and believe we have experienced two changes in ownership. Consequently, we are limited in our ability to use our NOL carryforwards and other tax assets to reduce taxes owed on the net taxable income that we earn. As a result, even if we attain profitability, any limitations on the ability to use our NOL carryforwards and other tax assets could adversely affect our future cash flows. In addition, our NOL carryforwards may be unavailable to offset future taxable income because of restrictions under U.S. tax law. The Tax Cuts and Jobs Act of 2017 (Tax Act), as modified by the CARES Act, imposes certain limitations on the deduction of NOLs, including a limitation on use of NOLs generated in tax years that began on or after January 1, 2018 to offset 80% of taxable income in tax years beginning on or after January 1, 2020 and disallowance of carryback of NOLs arising in tax years beginning on or after January 1, 2021.

Changes in the U.S. taxation of international business activities or the adoption of other tax reform policies could materially impact our business, results of operations and financial condition.

Changes to U.S. tax laws that may be enacted in the future could impact the tax treatment of our foreign earnings. If we expand our international business activities, any changes in the U.S. taxation of such activities may increase our worldwide effective tax rate and adversely affect our business, results of operations and financial condition. On December 22, 2017, President Trump signed into law the Tax Act, which significantly revises the Code. The Tax Act, among other things, includes changes to U.S. federal tax rates and the taxation of foreign earnings and limitations on the deductibility of interest expense and modifies or repeals many business deductions and credits.

As part of Congress’s response to the COVID-19 pandemic, the Families First Coronavirus Response Act (FFCR Act) and the CARES Act were enacted in March 2020. Both contain numerous tax provisions.  In particular, the CARES Act modifies certain NOL-related provisions in the Tax Act, as described above, and relaxes the limitation on the tax deductibility for net interest expense by increasing the limitation from 30% to 50% of adjusted taxable income for tax years beginning in 2019 or 2020.

Regulatory guidance under the Tax Act, the FFCR Act and the CARES Act is and continues to be forthcoming, and such guidance could ultimately increase or lessen the impact of these laws on our business and financial condition. It is also possible that Congress will enact additional legislation in connection with the COVID-19 pandemic, some of which could have an impact on our company. In addition, it is uncertain if and to what extent various states will conform to the Tax Act, the FFCR Act or the CARES Act.

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

We currently have limited in-house manufacturing experience and personnel. While we are in the process of designing and developing a cGMP manufacturing facility for the manufacture of clinical trial drug materials, we expect to continue to rely for some time on third parties to manufacture our product candidates for preclinical testing and clinical trials, in compliance with applicable regulatory and quality standards, and may do so for the commercial manufacture of some of our product candidates, if approved. To date, we have obtained bulk drug substance (BDS) for IGM-2323 from a single-source third-party contract manufacturer, and we expect to obtain BDS for IGM-8444 and IGM-7354 from single-source third-party contract manufacturers as well. Any reduction or halt in supply of BDS from either of these contract manufacturers could severely constrain our ability to develop our product candidates until a replacement contract manufacturer is found and qualified. In addition, we currently rely on a third-party contract research organization for the conduct of our clinical assays and we have experienced, and may continue to experience, delays and interruptions, as well as quality and design errors, in this supply of information to us. If we are unable to arrange for and maintain such third-party manufacturing and analytical sources that are capable of meeting regulatory standards, or fail to do so on commercially reasonable terms, we may not be able to successfully produce sufficient supply of product candidate or clinical sample analysis data, or we may be delayed in doing so. If we are unable to arrange for and maintain such third-party manufacturing sources that are capable of meeting regulatory standards, or fail to do so on commercially reasonable terms, we may not be able to successfully produce sufficient supply of product candidate or we may be delayed in doing so. If we were to experience an unexpected loss of supply of our product candidates, for any reason, whether as a result of manufacturing, supply or storage issues, the impacts of the COVID-19 pandemic or otherwise, we could experience delays, disruptions, suspensions or terminations of, or be required to restart or repeat, any pending or ongoing clinical trials. Such failure or substantial delay or loss of supply could materially harm our business.

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

Our strategy depends on our ability to identify, seek, obtain and maintain patent protection for our discoveries. As of March 31, 2020, our patent portfolio included 10 granted patents, 138 pending applications in active prosecution in 16 countries or regions, four pending Patent Cooperation Treaty (PCT) applications (two unpublished), and six pending unpublished provisional applications. Our patent portfolio is relatively small compared to many large and more established pharmaceutical and biotechnology companies that have patent portfolios consisting of hundreds, and in some case even thousands, of granted patents. As our patent portfolio grows, we expect patent protection will continue to be an important part of our strategy. The patent protection process is expensive and time consuming, and we may not be able to file and prosecute all necessary or desirable patent applications, or maintain and enforce any patents that may issue from such patent applications, at a reasonable cost or in a timely manner or in all jurisdictions where protection may be commercially advantageous. It is also possible that we will fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection. Moreover, in some circumstances, we may not have the right to control the preparation, filing and prosecution of patent applications, or to maintain the patents, covering technology that we have licensed from third parties. Therefore, our owned or in-licensed patents and patent applications may not be prosecuted and enforced in a manner consistent with the best interests of our business. Our patent applications cannot be enforced against third parties practicing the technology claimed in such applications unless, and until, patents issues from such applications, and then only to the extent the issued claims cover the technology. The patent applications that we own or in-license may fail to result in issued patents with claims that cover our current and future product candidates in the United States or in other foreign countries or that effectively prevent third parties from commercializing competitive product candidates.

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

The trading price of our common stock may be highly volatile and subject to wide fluctuations in response to various factors, some of which are beyond our control. In addition to those discussed in this “Risk Factors” section and elsewhere in this Quarterly Report on Form 10-Q, these factors include:

▪	results and timing of our preclinical studies and clinical trials and studies and trials of our competitors’ products;
▪	failure or discontinuation of any of our development programs;
▪	issues in manufacturing our product candidates or future approved products;
▪	regulatory developments or enforcement in the United States and foreign countries with respect to our product candidates or our competitors’ products;
▪	competition from existing products or new products that may emerge;
▪	actual or anticipated changes in our growth rate relative to our competitors;
▪	developments or disputes concerning patents or other proprietary rights;
▪	introduction of technological innovations or new commercial products by us or our competitors;
▪	announcements by us, our strategic partners or our competitors of significant acquisitions, strategic partnerships, joint ventures, or capital commitments;
▪	actual or anticipated changes in estimates or recommendations by securities analysts, if any cover our common stock;
▪	fluctuations in the valuation of companies perceived by investors to be comparable to us;
▪	public concern over our product candidates or any future approved products;
▪	litigation;
▪	future sales of our common stock by us, our insiders or our other stockholders;
▪	share price and volume fluctuations attributable to inconsistent trading volume levels of our shares;
▪	additions or departures of key personnel;
▪	changes in the structure of health care payment systems in the United States or overseas;
▪	failure of any of our product candidates, if approved, to achieve commercial success;
▪	economic and other external factors or other disasters, crises or public health emergencies, such as the COVID-19 pandemic;
▪	period-to-period fluctuations in our financial condition and results of operations, including the timing of receipt of any milestone or other payments under commercialization or licensing agreements;
▪	announcements or expectations of additional financing efforts;
▪	general market conditions and market conditions for biotechnology stocks;
▪	overall fluctuations in U.S. equity markets; and
▪	other factors that may be unanticipated or out of our control

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

As of March 31, 2020, Haldor Topsøe Holding A/S (HTH), together with other holders of 5% or more of our outstanding capital stock and their respective affiliates, beneficially owned 24,689,960 shares, or 81%, of our outstanding capital stock (which includes 18,258,755 shares, or approximately 76%, of our voting common stock). Accordingly, our principal stockholders will be able to control most matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, including mergers and sales of all or substantially all of our assets. The interests of these principal stockholders may not always coincide with your interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders. For example, our concentration of ownership could have the effect of delaying or preventing a change in control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could cause the market price of our common stock to decline or prevent our stockholders from realizing a premium over the market price for their shares of our common stock.

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

†

The certifications attached as Exhibit 32.1 and Exhibit 32.2 that accompany this Quarterly Report on Form 10-Q are deemed furnished and not filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of the Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IGM Biosciences, Inc.

Date: May 7, 2020	By:	/s/ Fred Schwarzer
Fred Schwarzer
Chief Executive Officer and President (Principal Executive Officer)

Date: May 7, 2020	By:	/s/ Misbah Tahir
Misbah Tahir
Chief Financial Officer (Principal Financial and Accounting Officer)