Form 10-Q
period 2020-06-30
IGM Biosciences, Inc.
filed 2020-08-06
CIK 1496323

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

As of July 31, 2020, the registrant had 24,223,949 shares of common stock, $0.01 par value per share, and 6,431,205 shares of non-voting common stock, $0.01 par value per share, outstanding.

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

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

IGM Biosciences, Inc.

Condensed Balance Sheets

(Unaudited)

(in thousands, except share and per share data)

	June 30,	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$31,791	$35,891
Short-term investments	166,299	188,743
Prepaid expenses and other current assets	3,075	6,431
Income tax receivable	—	35
Total current assets	201,165	231,100
Property, plant and equipment, net	9,728	3,882
Long-term investments	5,034	11,973
Operating lease right-of-use asset	12,872	14,137
Other assets	258	258
Total assets	$229,057	$261,350
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,264	$3,087
Accrued liabilities	4,333	3,305
Lease liabilities, current	2,575	2,483
Total current liabilities	11,172	8,875
Lease liabilities, non-current	10,932	12,244
Total liabilities	22,104	21,119
Commitments and contingencies (Note 8)
Stockholders' equity:
Preferred stock, $0.01 par value; 200,000,000 shares authorized as of June 30, 2020 and December 31, 2019; 0 shares issued and outstanding as of June 30, 2020 and December 31, 2019	—	—
Common stock, $0.01 par value; 1,000,000,000 shares authorized as of June 30, 2020 and December 31, 2019; 24,162,876 and 24,053,921 shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	242	240
Non-voting common stock, $0.01 par value; 6,431,208 shares authorized as of June 30, 2020 and December 31, 2019; 6,431,205 shares issued and outstanding as of June 30, 2020 and December 31, 2019	64	64
Additional paid-in-capital	350,019	347,089
Accumulated other comprehensive income	296	43
Accumulated deficit	(143,668)	(107,205)
Total stockholders’ equity	206,953	240,231
Total liabilities and stockholders’ equity	$229,057	$261,350

The accompanying notes are an integral part of these condensed financial statements.

IGM Biosciences, Inc.

Condensed Statements of Operations

(Unaudited)

(in thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Operating expenses:
Research and development	$15,019	$8,303	$29,602	$14,215
General and administrative	4,388	2,228	8,378	3,673
Total operating expenses	19,407	10,531	37,980	17,888
Loss from operations	(19,407)	(10,531)	(37,980)	(17,888)
Other income (expense), net	568	(145)	1,517	(258)
Net loss	$(18,839)	$(10,676)	$(36,463)	$(18,146)
Net loss per share, basic and diluted	$(0.62)	$(19.08)	$(1.19)	$(36.17)
Weighted-average common shares outstanding, basic and diluted	30,551,736	559,671	30,521,600	501,716

The accompanying notes are an integral part of these condensed financial statements.

IGM Biosciences, Inc.

Condensed Statements of Comprehensive Loss

(Unaudited)

(in thousands)

	Three Months		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Net loss	$(18,839)	$(10,676)	$(36,463)	$(18,146)
Other comprehensive income:
Unrealized gain on investments	91	—	253	—
Comprehensive loss	$(18,748)	$(10,676)	$(36,210)	$(18,146)

The accompanying notes are an integral part of these condensed financial statements.

IGM Biosciences, Inc.

Condensed Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(Unaudited)

(in thousands, except share amounts)

	Convertible				Non-Voting		Additional	Due To (From)	Accumulated Other		Total
	Preferred Stock		Common Stock		Common Stock		Paid-In-	Related	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Party	Income	Deficit	Equity
Balance—December 31, 2019	—	$—	24,053,921	$240	6,431,205	$64	$347,089	$—	$43	$(107,205)	$240,231
Exercise of stock options	—	—	15,885	1	—	—	21	—	—	—	22
Unrealized gain on investments	—	—	—	—	—	—	—	—	162	—	162
Stock-based compensation expense	—	—	—	—	—	—	1,220	—	—	—	1,220
Net loss	—	—	—	—	—	—	—	—	—	(17,624)	(17,624)
Balance—March 31, 2020	—	—	24,069,806	241	6,431,205	64	348,330	—	205	(124,829)	224,011
Exercise of stock options, net of shares withheld for taxes and exercise costs	—	—	67,947	1	—	—	(552)	—	—	—	(551)
Issuance of common stock upon restricted stock unit settlement	—	—	1,828	—	—	—	—	—	—	—	—
Purchases under employee stock purchase plan	—	—	23,295	—	—	—	317	—	—	—	317
Unrealized gain on investments	—	—	—	—	—	—	—	—	91	—	91
Stock-based compensation expense	—	—	—	—	—	—	1,924	—	—	—	1,924
Net loss	—	—	—	—	—	—	—	—	—	(18,839)	(18,839)
Balance—June 30, 2020	—	$—	24,162,876	$242	6,431,205	$64	$350,019	$—	$296	$(143,668)	$206,953

	Convertible				Non-Voting		Additional	Due To (From)	Accumulated Other		Total
	Preferred Stock		Common Stock		Common Stock		Paid-In-	Related	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Party	Income	Deficit	Deficit
Balance—December 31, 2018	9,501,620	$60,917	438,074	$4	—	$—	$751	$(2,511)	$—	$(64,072)	$(65,828)
Exercise of stock options	—	—	7,566	—	—	—	10	—	—	—	10
Capital contribution from related party	—	—	—	—	—	—	23	—	—	—	23
Stock-based compensation expense	—	—	—	—	—	—	139	—	—	—	139
Net loss	—	—	—	—	—	—	—	—	—	(7,470)	(7,470)
Balance—March 31, 2019	9,501,620	60,917	445,640	4	—	—	923	(2,511)	—	(71,542)	(73,126)
Exercise of stock options	—	—	165,656	2	—	—	152	—	—	—	154
Issuance of common stock	—	—	7,565	—	—	—	11	—	—	—	11
Related party equity transaction	—	—	—	—	—	—	16	2,511	—	—	2,527
Issuance of Series C convertible preferred stock, net of issuance costs of $0.1 million	4,690,997	61,868	—	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	141	—	—	—	141
Net loss	—	—	—	—	—	—	—	—	—	(10,676)	(10,676)
Balance—June 30, 2019	14,192,617	$122,785	618,861	$6	—	$—	$1,243	$—	$—	$(82,218)	$(80,969)

The accompanying notes are an integral part of these condensed financial statements.

IGM Biosciences, Inc.

Condensed Statements of Cash Flows

(Unaudited)

(in thousands)

	Six Months Ended
	June 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(36,463)	$(18,146)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	465	259
Stock-based compensation expense	3,278	280
Accrued interest on related party loan	—	270
Net amortization of premiums and accretion of discounts on investments	(358)	—
Non-cash lease expense	1,265	625
Changes in assets and liabilities:
Prepaid expenses and other current assets	3,545	(753)
Income tax receivable	35	—
Accounts payable	(905)	1,421
Accrued liabilities	894	(1,105)
Lease liabilities	(1,220)	(511)
Other current liabilities	—	(9)
Net cash used in operating activities	(29,464)	(17,669)

Cash flows from investing activities:
Purchase of property, plant and equipment	(4,229)	(1,148)
Purchases of investments	(127,302)	—
Maturities of investments	157,107	—
Net cash provided by (used in) investing activities	25,576	(1,148)

Cash flows from financing activities:
Proceeds from new investors for issuance of Series C convertible preferred stock	—	32,000
Proceeds from related party for issuance of Series C convertible preferred stock	—	10,000
Proceeds from related party capital contribution	—	2,549
Proceeds from loan from related party	—	15,000
Proceeds from common stock issuance	—	11
Proceeds for exercise of stock options	39	164
Payment of employee taxes and exercise costs for shares withheld	(568)	—
Proceeds from purchases under the employee stock purchase plan	317	—
Payment of deferred offering costs	—	(122)
Net cash provided by (used in) financing activities	(212)	59,602
Net increase (decrease) in cash, cash equivalents and restricted cash	(4,100)	40,785
Cash, cash equivalents and restricted cash, beginning of period	35,891	1,987
Cash, cash equivalents and restricted cash, end of period	$31,791	$42,772

Cash, cash equivalents and restricted cash, end of period
Cash and cash equivalents	31,791	42,672
Restricted cash	—	100
Cash, cash equivalents and restricted cash, end of period	$31,791	$42,772
Supplemental disclosure of non-cash investing and financing activities:
Acquisition of property, plant and equipment in accounts payable and accrued liabilities	$3,044	$334
Deferred offering costs included in accounts payable and accrued liabilities	$—	$1,879
Issuance costs for Series C convertible preferred stock in accounts payable and accrued liabilities	$—	$218
Settlement of related party loan through issuance of Series C convertible preferred stock	$—	$20,000

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

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (GAAP) and applicable rules and regulations of the Securities and Exchange Commission (SEC) regarding interim financial reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP have been condensed or omitted, and accordingly the balance sheet as of December 31, 2019 has been derived from the audited financial statements at that date but does not include all of the information required by GAAP for complete financial statements. These unaudited interim condensed financial statements have been prepared on the same basis as the Company’s annual financial statements and, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair statement of the Company’s financial information. The interim results of operations for the three and six months ended June 30, 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2020 or for any other interim period or for any other future year.

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

Liquidity

The Company has incurred net operating losses and negative cash flows from operations since its inception and had an accumulated deficit of $143.7 million as of June 30, 2020. As of June 30, 2020, the Company had cash and investments of $203.1 million. The Company has historically financed its operations primarily through the sale of convertible preferred stock and common stock and the issuance of unsecured promissory notes. To date, none of the Company’s product candidates have been approved for sale, and the Company has not generated any revenue since inception. Management expects operating losses to continue and increase for the foreseeable future, as the Company progresses into clinical development activities for its lead product candidates. The Company’s prospects are subject to risks, expenses and uncertainties frequently encountered by companies in the biotechnology industry as discussed below. While the Company has been able to raise multiple rounds of financing, there can be no assurance that in the event the Company requires additional financing, such financing will be available on terms which are favorable or at all. Failure to generate sufficient cash flows from operations, raise additional capital or reduce certain discretionary spending would have a material adverse effect on the Company’s ability to achieve its intended business objectives.

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

Concentration of Credit Risk and Other Risks and Uncertainties

Financial instruments that potentially subject the Company to a concentration of credit risk consist primarily of cash and investments. The Company invests in money market funds, U.S. Treasury securities, corporate bonds, commercial paper, and U.S. government agency securities. The Company maintains bank deposits in federally insured financial institutions and these deposits may exceed federally insured limits. The Company is exposed to credit risk in the event of a default by the financial institutions holding its cash and issuers of investments to the extent recorded on the condensed balance sheets. The Company’s investment policy limits investments to money market funds, certain types of debt securities issued by the U.S. Government and its agencies, corporate debt, commercial paper, and places restrictions on the credit ratings, maturities and concentration by type and issuer. The Company has not experienced any losses on its deposits of cash and investments.

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

As actual costs become known, the Company adjusts its accruals. Although the Company does not expect its estimates to be materially different from amounts actually incurred, such estimates for the status and timing of services performed relative to the actual status and timing of services performed may vary and could result in us reporting amounts that are too high or too low in any particular period. The Company’s accrual is dependent, in part, upon the receipt of timely and accurate reporting from CROs and other third-party vendors. Variations in the assumptions used to estimate accruals including, but not limited to, the number of patients enrolled, the rate of patient enrollment and the actual services performed, may vary from the Company’s estimates, resulting in adjustments to clinical trial expenses in future periods. Changes in these estimates that result in material changes to the Company’s accruals could materially affect its financial condition and results of operations. Through June 30, 2020, there have been no material differences from the Company’s estimated accrued research and development expenses to actual expenses.

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

Leases

Under Accounting Standard Update (ASU) No. 2016-02, Leases (ASC 842) and its associated amendments, the Company determines if an arrangement is a lease at inception. In addition, the Company determines whether leases meet the classification criteria of a finance or operating lease at the lease commencement date considering: (1) whether the lease transfers ownership of the underlying asset to the lessee at the end of the lease term, (2) whether the lease grants the lessee an option to purchase the underlying asset that the lessee is reasonably certain to exercise, (3) whether the lease term is for a major part of the remaining economic life of the underlying asset, (4) whether the present value of the sum of the lease payments and residual value guaranteed by the lessee equals or exceeds substantially all of the fair value of the underlying asset, and (5) whether the underlying asset is of such a specialized nature that it is expected to have no alternative use to the lessor at the end of the lease term. As of June 30, 2020, the Company's lease population consisted of real estate. As of June 30, 2020, the Company did not have finance leases.

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

The following tables set forth the fair value of the Company’s financial assets, which consist of investments measured and recognized at fair value (in thousands):

		June 30, 2020
	Fair Value Hierarchy Level	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Investments
U.S. Treasury securities	Level 1	$55,700	$72	$—	$55,772
Corporate bonds	Level 2	33,344	150	—	33,494
Commercial paper	Level 2	18,027	13	—	18,040
U.S. government agency securities	Level 2	63,966	61	—	64,027
Total		$171,037	$296	$—	$171,333

		December 31, 2019
	Fair Value Hierarchy Level	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Investments
U.S. Treasury securities	Level 1	$66,244	$48	$—	$66,292
Corporate bonds	Level 2	39,953	3	—	39,956
Commercial paper	Level 2	74,507	—	(9)	74,498
U.S. government agency securities	Level 2	19,969	1	—	19,970
Total		$200,673	$52	$(9)	$200,716

The following table presents the contractual maturities of the Company’s investments as of June 30, 2020 and December 31, 2019 (in thousands):

	June 30,	December 31,
	2020	2019
Due in less than one year	$166,299	$188,743
Due in more than one year	5,034	11,973
Total	$171,333	$200,716

Note 4. Balance Sheet Components

Property, Plant and Equipment, Net

Property, plant and equipment, net consists of the following (in thousands):

	June 30,	December 31,
	2020	2019
Laboratory equipment	$4,895	$3,800
Office equipment	150	150
Leasehold improvements	96	78
Construction in progress	6,316	1,118
Total property, plant and equipment, gross	11,457	5,146
Less: Accumulated depreciation	(1,729)	(1,264)
Total property, plant and equipment, net	$9,728	$3,882

Depreciation expense was approximately $0.2 million and $0.1 million for the three months ended June 30, 2020 and 2019, respectively. Depreciation expense was approximately $0.5 million and $0.3 million for the six months ended June 30, 2020 and 2019, respectively.

Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2020	2019
Accrued research and development materials and services	$1,652	$906
Accrued professional services	445	360
Accrued compensation	2,227	2,030
Other	9	9
Total accrued liabilities	$4,333	$3,305

Note 5. Common Stock and Non-Voting Common Stock

As of June 30, 2020 and December 31, 2019, the Company’s certificate of incorporation authorized the Company to issue 1,006,431,208 shares of common stock (including 6,431,208 shares of non-voting common stock) and 200,000,000 shares of preferred stock, at a par value of $0.01 per share. Each share of common stock (excluding non-voting common stock) is entitled to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the Company’s Board of Directors, subject to prior rights of the preferred stockholders. As of June 30, 2020 and December 31, 2019, no dividends have been declared.

The Company had reserved common stock, on an as-converted basis, for future issuance as follows:

	June 30,	December 31,
	2020	2019
Preferred stock, issued and outstanding	—	—
Restricted stock, issued and outstanding	58,259	58,259
Stock options, issued and outstanding	2,974,547	2,289,209
Stock options and restricted stock units, future issuance	2,855,052	2,669,264
Employee stock purchase plan, available for future grants	497,826	280,000
Total	6,385,684	5,296,732

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

Subject to an annual evergreen increase and adjustment in the case of certain capitalization events, the Company initially reserved 4,384,000 shares of the Company’s common stock for issuance pursuant to awards under the 2018 Plan. The 2018 Plan is administered by the Compensation Committee of the Company’s Board of Directors. The number of shares of the Company’s common stock available for issuance under the 2018 Plan will also include an annual increase on the first day of each fiscal year beginning with the 2020 fiscal year, equal to the least of (i) 8,768,800 shares, (ii) 4% of the Company’s common stock outstanding at December 31 of the immediately preceding year, or (iii) such number of shares as determined by the Company’s Board of Directors. Effective January 1, 2020, the number of shares of common stock available under the 2018 Plan increased by 964,487 shares pursuant to the evergreen provision of the 2018 Plan. As of June 30, 2020, 2,855,052 shares of common stock remained available for issuance under the 2018 Plan.

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

Subject to adjustment in the case of certain capitalization events, a total of 280,000 common shares of the Company were available for purchase at adoption of the ESPP. Pursuant to the ESPP, the annual share increase pursuant to the evergreen provision is determined based on the least of (i) 560,000 shares, (ii) 1% of the Company’s common stock outstanding at December 31 of the immediately preceding year, or (iii) such number of shares as determined by the Company’s Board of Directors. Effective January 1, 2020, the number of shares of common stock available under the ESPP increased by 241,121 shares pursuant to the evergreen provision of the ESPP. During the six months ended June 30, 2020, the Company issued 23,295 shares of common stock under the ESPP. As of June 30, 2020, 497,826 shares of common stock remained available for issuance under the ESPP.

Stock-Based Compensation Expense

Total stock-based compensation expense recorded related to the 2010 Plan, 2018 Plan, and ESPP was recorded in the condensed statements of operations and allocated as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Research and development	$1,047	$109	$1,713	$214
General and administrative	908	32	1,565	66
Total stock-based compensation expense	$1,955	$141	$3,278	$280

Accrued stock-based compensation expense for awards where the service inception date precedes grant date was $0.1 million and $0, for the three months ended June 30, 2020 and 2019, respectively. Accrued stock-based compensation expense for awards where the service inception date precedes grant date was $0.1 million and $0, for the six months ended June 30, 2020 and 2019, respectively.

Stock Options

The following table summarizes stock option activity:

	Number of Shares	Weighted- Average Exercise	Weighted- Average Remaining Contractual Term (Years)
Balance—December 31, 2019	2,289,209	$3.36	8.1
Granted	804,975	$42.64
Exercised	(94,303)	$1.31
Cancelled	(25,334)	$15.96
Balance—June 30, 2020	2,974,547	$13.95	8.2
Exercisable—June 30, 2020	1,180,003	$2.90	6.7

There were no options granted during the three months ended June 30, 2019. The fair value of employee stock options was estimated using the following weighted-average assumptions:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Expected term in years	6.1	—	6.0	6.0
Expected volatility	86.5%	—	83.9%	79.3%
Risk-free interest rate	0.5%	—	1.1%	2.5%
Dividend yield	—	—	—	—
Weighted average fair value of share-based awards granted	$41.1	$—	$30.1	$1.0

The fair value of ESPP was estimated using the following weighted-average assumptions:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Expected term in years	0.5	—	0.5	—
Expected volatility	100.1%	—	100.1%	—
Risk-free interest rate	0.2%	—	0.2%	—
Dividend yield	—	—	—	—

Restricted Stock

During December 2018, the Company issued 116,518 shares of common stock to an executive officer under a restricted stock agreement at a grant date fair value of $1.39 per share that vests over two years. Any unvested shares are subject to forfeiture in the case that the grantee’s service terminates. As of June 30, 2020, 58,259 shares of restricted stock were vested. For the three and six months ended June 30, 2020, the related stock-based compensation was immaterial. As of June 30, 2020, there was an immaterial amount of unrecognized stock-based compensation related to restricted stock, which the Company expects to recognize over a remaining weighted-average period of 0.1 years.

During the three and six months ended June 30, 2020, the Company issued and released 1,828 shares of restricted stock units (RSU) with a weighted-average grant date fair value of $51.30 per share to certain members of the Company’s Board of Directors under the Company’s Outside Director Compensation Policy. These RSUs were fully vested upon issuance. During the three and six months ended June 30, 2020, there were no shares of restricted stock units cancelled. The stock-based compensation expense related to these awards was $0.1 million, which was recognized over the service period of the awards. As of June 30, 2020, there is no remaining amount of unrecognized stock-based compensation related to these awards.

Note 7. Net Loss Per Share Attributable to Common Stockholders

The following table sets forth the computation of the basic and diluted net loss per share (in thousands except share and per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Numerator:
Net loss	$(18,839)	$(10,676)	$(36,463)	$(18,146)
Denominator:
Weighted average common shares outstanding used to compute net loss per share, basic and diluted	30,551,736	559,671	30,521,600	501,716
Net loss per share attributable to common stockholders	$(0.62)	$(19.08)	$(1.19)	$(36.17)

Since the Company was in a loss position for all periods presented, basic net loss per share is the same as diluted net loss per share for all periods as the inclusion of all common stock equivalents outstanding would have been anti-dilutive. Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows:

	June 30,
	2020	2019
Series A convertible preferred stock	—	401,004
Series B convertible preferred stock	—	9,100,616
Series C convertible preferred stock	—	4,690,997
Restricted stock	58,259	116,518
Stock options	2,974,547	1,929,283
Estimated shares issuable under the employee stock purchase plan	2,698	—
Total	3,035,504	16,238,418

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

Information related to the Company’s ROU assets and related lease liabilities were as follows (in thousands except for remaining lease term and discount rate):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Cash paid for operating lease liabilities	$750	$350	$1,490	$566
Operating lease cost	767	523	1,534	694
Variable lease cost	68	—	114	—

	June 30, 2020	December 31, 2019
Current operating lease liabilities	$2,575	$2,483
Non-current operating lease liabilities	10,932	12,244
Weighted average remaining lease term in years	4.6	5.1
Weighted average discount rate	3.8%	3.8%

Maturities of lease liabilities as of June 30, 2020 were as follows (in thousands):

Operating
Lease
Year Ending December	Commitments
2020 (remaining six months)	$1,512
2021	3,086
2022	3,172
2023	3,261
2024	3,008
Thereafter	733
Total	14,772
Less imputed interest	(1,265)
Total lease liabilities	$13,507

Legal Proceedings

The Company, from time to time, may be party to litigation arising in the ordinary course of business. The Company was not subject to any material legal proceedings during the six months ended June 30, 2020 and, to the best of its knowledge, no material legal proceedings are currently pending or threatened.

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

Related Party Loan

In January, February and April 2019, the Company issued an unsecured promissory note to the Significant Investor for proceeds of $15.0 million. In June 2019, the outstanding unsecured promissory note, amounting to $20.0 million, issued by the Significant Investor was settled as shares of Series C convertible preferred stock (see below). During the three and six months ended June 30, 2019, the Company accrued $0.2 million and $0.3 million, respectively, in interest related to the unsecured promissory note issued to the Significant Investor.

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

Note 10. Subsequent Event

On July 30, 2020, the Company held a special meeting of the stockholders at which the Company’s stockholders approved an amendment and restatement of the Company’s 2018 Plan and the ESPP (the Amended and Restated Plans). The amendment and restatement clarifies that the number of outstanding shares of common stock used to calculate the automatic share reserve increase under each plan includes both voting and non-voting shares of the Company’s common stock.

Prospectively, the annual share reserve increase for the Amended and Restated Plans will continue to be effective as of the first day of the fiscal year and the change to the mechanism of calculation will be effective with the share increase under the Amended and Restated Plans for the 2021 fiscal year. The Amended and Restated Plans also increase the available share reserve by the number of additional shares that would have been added if non-voting common stock had been included when the share reserve increase was calculated for the fiscal 2020 share reserve increase on January 1, 2020. When including non-voting shares in the number of outstanding shares of common stock for purposes of calculating the 2020 fiscal year automatic share reserve increase, the number of shares reserved for issuance under the 2018 Plan and the ESPP is increased by 257,248 and 64,312, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Overview

We are a biotechnology company pioneering the development of engineered IgM antibodies for the treatment of cancer patients. IgM antibodies have inherent properties that we believe may enable them to bind more strongly to cancer cells than comparable IgG antibodies. We have created a proprietary IgM antibody technology platform that we believe is particularly well suited for developing T cell engagers, receptor cross-linking agonists and targeted cytokines. Our lead product candidate, IGM-2323, is a bispecific T cell engaging IgM antibody targeting CD20 and CD3 proteins, and in October 2019 we announced the dosing of the first patient in our Phase 1 clinical trial for the treatment of relapsed/refractory B cell Non-Hodgkin’s lymphoma (NHL) patients. Our second product candidate, IGM-8444, is an IgM antibody targeting Death Receptor 5 (DR5) proteins which may prove to be useful for the treatment of patients with solid and hematologic malignancies, and in August 2020 we announced that the U.S. Food and Drug Administration (FDA) cleared our investigational new drug (IND) application for the treatment of patients with relapsed/refractory solid cancers. Our pipeline also includes IGM-7354, a bispecific IgM antibody delivering interleukin-15 (IL-15) cytokines to PD-L1 expressing cells, and we plan to file an IND for the treatment of patients with solid and hematologic malignancies in 2021. We believe that we have the most advanced research and development program focused on engineered therapeutic IgM antibodies. We have created a portfolio of patents and patent applications, know-how and trade secrets directed to our platform technology, product candidates and manufacturing capabilities, and we retain worldwide commercial rights to all of our product candidates and the intellectual property related thereto.

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

We have incurred significant net losses to date. Our ability to generate product revenue sufficient to achieve profitability will depend on the successful development and eventual commercialization of one or more of our current or future product candidates. Our net losses were $36.5 million and $18.1 million for the six months ended June 30, 2020 and 2019, respectively. As of June 30, 2020, we had an accumulated deficit of $143.7 million. These losses have resulted primarily from costs incurred in connection with research and development activities and general and administrative costs associated with our operations. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future, and our net losses may fluctuate significantly from period to period, depending on the timing of and expenditures on our planned research and development activities.

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

In September 2019, we completed our IPO and sold and issued an aggregate of 12,578,125 shares of common stock, including 1,640,625 shares issued in connection with the full exercise by the underwriters of their option to purchase additional shares of common stock, at $16.00 per share for gross proceeds of $201.3 million. The aggregate net proceeds from our IPO, inclusive of the full exercise by the underwriters of their option to purchase additional shares of common stock, were approximately $183.0 million after deducting underwriting discounts and commissions and other offering costs. Immediately prior to the closing of our IPO, all shares of convertible preferred stock then outstanding automatically converted into 10,787,861 shares of common stock and 6,431,205 shares of non-voting common stock.

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

Results of Operations

Comparison of Three Months Ended June 30, 2020 and 2019

The following table summarizes our condensed statements of operations data as discussed herein:

	Three Months Ended
	June 30,
(in thousands)	2020	2019	Change
Operating expenses:
Research and development	$15,019	$8,303	$6,716
General and administrative	4,388	2,228	2,160
Total operating expenses	19,407	10,531	8,876
Loss from operations	(19,407)	(10,531)	(8,876)
Other income (expense), net	568	(145)	713
Net loss	$(18,839)	$(10,676)	$(8,163)

Research and Development Expenses

The following table summarizes our research and development expenses incurred during the periods indicated:

	Three Months Ended
	June 30,
(in thousands)	2020	2019	Change
Direct expenses
Clinical stage program (1)	$3,546	$3,127	$419
Preclinical stage programs	5,543	2,262	3,281
Indirect expenses
Personnel-related	4,769	2,079	2,690
Depreciation and facilities	1,161	835	326
Total research and development expenses	$15,019	$8,303	$6,716

(1)	Includes direct expenses related to our lead product candidate, IGM-2323, for which we announced the dosing of the first patient in our Phase 1 clinical trial in October 2019.

Research and development expenses were $15.0 million for the three months ended June 30, 2020 compared to $8.3 million for the three months ended June 30, 2019. The increase of $6.7 million was primarily driven by advancement of our product candidates, including $0.4 million of expenses related to our clinical stage program, which consisted of clinical and manufacturing expense incurred in the development of our lead product candidate, IGM-2323, for which we announced the dosing of the first patient in our Phase 1 clinical trial in October 2019. Preclinical stage program expenses increased by $3.3 million primarily driven by preclinical and manufacturing expenses incurred in the development of our second product candidate, IGM-8444, and expenses related to our discovery programs. Personnel-related expenses, including stock-based compensation, increased by $2.7 million due to an increase in headcount, stock option grants, and an increase in the price of our common stock, which resulted in an increase in grant fair value. Depreciation and facilities increased by $0.3 million primarily due to new lease agreements for additional office, laboratory and manufacturing space in Mountain View which commenced in 2019.

General and Administrative Expenses

General and administrative expenses were $4.4 million for the three months ended June 30, 2020 compared to $2.2 million for the three months ended June 30, 2019. The increase of $2.2 million was primarily due to a $1.4 million increase in personnel-related expenses, including stock-based compensation, due to an increase in headcount, stock option grants, and an increase in the price of our common stock, which resulted in an increase in grant fair value. In relation to our public company status, administrative expenses increased by $0.6 million primarily due to an increase in directors’ and officers’ liability insurance.

Other Income (Expense), Net

Other income, net was $0.6 million for the three months ended June 30, 2020 compared to other expense, net of $0.1 million for the three months ended June 30, 2019. The increase of $0.7 million was primarily due to interest earned from higher cash and investment balances.

Comparison of Six Months Ended June 30, 2020 and 2019

The following table summarizes our condensed statements of operations data as discussed herein:

	Six Months Ended
	June 30,
(in thousands)	2020	2019	Change
Operating expenses:
Research and development	$29,602	$14,215	$15,387
General and administrative	8,378	3,673	4,705
Total operating expenses	37,980	17,888	20,092
Loss from operations	(37,980)	(17,888)	(20,092)
Other income (expense), net	1,517	(258)	1,775
Net loss	$(36,463)	$(18,146)	$(18,317)

Research and Development Expenses

The following table summarizes our research and development expenses incurred during the periods indicated:

	Six Months Ended
	June 30,
(in thousands)	2020	2019	Change
Direct expenses
Clinical stage program (1)	$7,034	$5,330	$1,704
Preclinical stage programs	11,172	3,721	7,451
Indirect expenses
Personnel-related	9,139	3,932	5,207
Depreciation and facilities	2,257	1,232	1,025
Total research and development expenses	$29,602	$14,215	$15,387
(1)	Includes direct expenses related to our lead product candidate, IGM-2323, for which we announced the dosing of the first patient in our Phase 1 clinical trial in October 2019.

Research and development expenses were $29.6 million for the six months ended June 30, 2020 compared to $14.2 million for the six months ended June 30, 2019. The increase of $15.4 million was primarily driven by advancement of our product candidates, including $1.7 million of expenses related to our clinical stage program, which consisted of clinical and manufacturing expense incurred in the development of our lead product candidate, IGM-2323, for which we announced the dosing of the first patient in our Phase 1 clinical trial in October 2019. Preclinical stage program expenses increased by $7.5 million primarily driven by preclinical and manufacturing expenses incurred in the development of our second product candidate, IGM-8444, and expenses related to our discovery programs. Personnel-related expenses, including stock-based compensation, increased by $5.2 million due to an increase in headcount, stock option grants, and an increase in the price of our common stock, which resulted in an increase in grant fair value. Depreciation and facilities increased by $1.0 million primarily due to new lease agreements for additional office, laboratory and manufacturing space in Mountain View which commenced in 2019.

General and Administrative Expenses

General and administrative expenses were $8.4 million for the six months ended June 30, 2020 compared to $3.7 million for the six months ended June 30, 2019. The increase of $4.7 million was primarily due to a $2.7 million increase in personnel-related expenses, including stock-based compensation, due to an increase in headcount, stock option grants, and an increase in the price of our common stock, which resulted in an increase in grant fair value. In relation to our public company status, administrative expenses increased by $1.2 million primarily due to an increase in directors’ and officers’ liability insurance and professional services increased by $0.4 million due to legal, accounting and consulting services.

Other Income (Expense), Net

Other income, net was $1.5 million for the six months ended June 30, 2020 compared to other expense, net of $0.3 million for the six months ended June 30, 2019. The increase of $1.8 million was primarily due to interest earned from higher cash and investment balances.

Liquidity and Capital Resources

Liquidity

Due to our significant research and development expenditures, we have generated operating losses since our inception. We have funded our operations primarily through the sale of convertible preferred stock and common stock and the issuance of unsecured promissory notes. As of June 30, 2020, we had cash and investments of $203.1 million. As of June 30, 2020, we had an accumulated deficit of $143.7 million. We believe that our cash and investments will be sufficient to fund our planned operations into early 2022.

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

Summary Statement of Cash Flows

The following table sets forth the primary sources and uses of cash for each of the periods presented below:

	Six Months Ended
	June 30,
(in thousands)	2020	2019
Net cash used in operating activities	$(29,464)	$(17,669)
Net cash provided by (used in) investing activities	25,576	(1,148)
Net cash provided by (used in) financing activities	(212)	59,602

Net Cash Used in Operating Activities

For the six months ended June 30, 2020, net cash used in operating activities was $29.5 million, which consisted of a net loss of $36.5 million, offset by a net change of $2.3 million in our net operating assets and liabilities and $4.7 million in non-cash charges. The net change in our operating assets and liabilities was primarily due to a decrease in prepaid expenses of $3.5 million and an increase in accrued liabilities of $0.9 million, partially offset by a decrease in accounts payable of $0.9 million and a decrease in lease liabilities of $1.2 million. The non-cash charges primarily consisted of stock-based compensation of $3.3 million, non-cash lease expense of $1.3 million and depreciation expense of $0.5 million, partially offset by net amortization of premiums and accretion of discounts on investments of $0.4 million.

For the six months ended June 30, 2019, cash used in operating activities was $17.7 million, which consisted of a net loss of $18.1 million and a net change of $1.0 million in our net operating assets and liabilities, partially offset by $1.4 million in non-cash charges. The net change in our operating assets and liabilities was primarily due to a decrease of accrued liabilities of $1.1 million, an increase of prepaid expenses of $0.8 million and a decrease in lease liabilities of $0.5 million, partially offset by an increase in accounts payable of $1.4 million. The non-cash charges primarily consisted of non-cash lease expense of $0.6 million, stock-based compensation of $0.3 million, depreciation of $0.3 million and accrued interest on a related party loan of $0.3 million.

Net Cash Provided by (Used in) Investing Activities

For the six months ended June 30, 2020, net cash provided by investing activities was $25.6 million, which consisted of $157.1 million in maturities of investments, offset by $127.3 million in purchases of investments and $4.2 million in purchases of lab equipment for research and development activities.

For the six months ended June 30, 2019, net cash used in investing activities consisted of $1.1 million related to the purchases of lab equipment for research and development activities.

Net Cash Provided by (Used in) Financing Activities

For the six months ended June 30, 2020, net cash used in financing activities was $0.2 million, which consisted of $0.6 million related to payments of employee taxes and exercise costs for shares withheld in connection with stock option exercises. These payments were partially offset by $0.3 million of proceeds received from purchases under the employee stock purchase plan.

For the six months ended June 30, 2019, cash provided by financing activities was $59.6 million, which consisted primarily of $42.0 million of proceeds from the issuance of shares of our Series C convertible preferred stock $15.0 million of proceeds from the issuance of an unsecured promissory note to a related party which was subsequently settled as Series C convertible preferred stock in June 2019, and the receipt of a $2.5 million receivable that was due from a related party.

Contractual Obligations and Commitments

As of June 30, 2020, there have been no material changes from the contractual obligations and commitments as of December 31, 2019 previously disclosed in our Annual Report on Form 10-K filed with the SEC on March 26, 2020.

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

Our critical accounting policies are described in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Use of Estimates” in our Annual Report on Form 10-K filed with the SEC on March 26, 2020 and the notes to the financial statements appearing elsewhere in this Quarterly Report on Form 10-Q. During the six months ended June 30, 2020, there were no material changes to our critical accounting policies from those discussed in our Annual Report on Form 10-K filed with the SEC on March 26, 2020.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The primary objectives of our investment activities are to ensure liquidity and to preserve capital. We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities. There was no material foreign currency risk for the six months ended June 30, 2020. We held $203.1 million in cash and investments as of June 30, 2020 which consisted of money market funds, U.S. Treasury securities, corporate bonds, commercial paper, and U.S. government agency securities. We held no interest-bearing liabilities as of June 30, 2020. Historical fluctuations in interest rates have not been significant for us. Due to the short-term maturities of our cash equivalents, an immediate 10% relative change in interest rates would not have a material effect on the fair market value of our cash equivalents.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended June 30, 2020 identified in connection with the evaluation required by Rules 13a‑15(d) and 15d‑15(d) of the Exchange Act that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to Our Business and the Development and Commercialization of Our Product Candidates

The COVID-19 pandemic could adversely impact our business, including our ongoing and planned clinical trials and preclinical research.

In December 2019, a novel strain of coronavirus (SARS-CoV-2) was reported to have surfaced in Wuhan, China, causing the disease COVID-19. Since then, the virus has spread widely, resulting in the World Health Organization characterizing COVID-19 as a pandemic. The extent to which COVID-19 impacts our business will depend on future developments, which are highly uncertain and cannot be predicted, such as the duration and severity of outbreaks, travel restrictions and social distancing in the United States and other countries, temporary closures of our facility, the facilities of our partners, clinical trial sites, service providers, suppliers or contract manufacturers or other business disruptions due to outbreaks of COVID-19, other related restrictions imposed by governments due to the COVID-19 pandemic and the effectiveness of actions taken in the United States and other countries to contain and treat the disease and to address its impact, including on financial markets or otherwise. As a result of the COVID-19 restrictions in California, the commencement of the build-out of our GMP manufacturing facility in Mountain View was delayed by a few months, and if similar restrictions are reimposed or we experience further delays as a result of the COVID-19 pandemic, the timeline for completion of the facility could be negatively affected. As the COVID-19 pandemic continues, we could experience other disruptions that could severely impact our business, current and planned clinical trials and preclinical research, including:

▪	delays or difficulties in enrolling patients in our ongoing and planned clinical trials;
▪	delays or difficulties in clinical site initiation, including difficulties in recruiting clinical site investigators and clinical site staff;
▪

delays, outbreaks of COVID-19, shutdowns or continued business disruptions experienced by ourselves and our collaborators, third party manufacturers, suppliers and other providers, clinical trial sites, regulators and other third parties with whom we conduct business, which could materially and negatively impact our ability to conduct our business in the manner and on the timelines presently planned;

▪

diversion of healthcare resources away from the conduct of clinical trials, including the diversion of hospitals serving as our clinical trial sites and hospital staff supporting the conduct of clinical trials;

▪

interruption of key clinical trial activities, such as clinical trial site monitoring, due to the spread of COVID-19 or limitations on travel imposed or recommended by federal or state governments, employers and others;

▪

limitations on resources that would otherwise be focused on the conduct of our business or our current or planned clinical trials or preclinical research, including because of sickness, the desire to avoid contact with large groups of people or restrictions on movement or access to our facilities as a result of government-imposed “shelter in place” or similar working restrictions;

▪	delays in receiving approval from regulatory authorities to initiate our planned clinical trials;
▪	delays in receiving the supplies, materials and services needed to conduct clinical trials and preclinical research;
▪

changes in regulations as part of a response to the COVID-19 outbreak which may require us to change the ways in which our clinical trial is conducted and incur unexpected costs, or require us to discontinue the clinical trial altogether; and

▪

delays in necessary interactions with regulators, ethics committees and other important agencies and contractors due to limitations on employee resources or furlough of government or contractor personnel.

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

In October 2019, we announced the dosing of the first patient in our Phase 1 clinical trial of IGM-2323, our lead product candidate, for the treatment of relapsed/refractory B cell NHL patients, and, in August 2020, we announced that the FDA cleared the IND application for our second product candidate, IGM-8444, for the treatment of patients with relapsed/refractory solid cancers, and we expect to file an IND for IGM-7354 for the treatment of patients with solid and hematological malignancies in 2021. We may experience delays in our ongoing or future preclinical studies or clinical trials, and we do not know whether future preclinical studies or clinical trials will begin on time, need to be redesigned, enroll an adequate number of patients on time or be completed on schedule, if at all. The commencement or completion of these clinical trials could be substantially delayed or prevented by many factors, including:

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

All of our product candidates and discovery programs are in preclinical development or early stage clinical development, and not all adverse effects of drugs can be predicted or anticipated. Unforeseen side effects from our product candidates could arise at any time during clinical development or, if approved by regulatory authorities, after the approved product has been marketed. In October 2019, we announced the dosing of the first patient in our Phase 1 clinical trial of our lead product candidate, IGM-2323, but we do not yet have any safety data in humans. IGM-8444, IGM-7354 and our discovery programs have not been tested on humans at all.

In our preclinical studies, we may observe undesirable characteristics of our product candidates. This may prevent us from advancing them into clinical trials, delay these trials or limit the extent of these trials. Despite our preclinical data, toxicity observations in clinical testing, if they occur, may limit our ability to develop IGM-2323, IGM-8444, IGM-7354 or any of our other product candidates or may constitute a dose limiting toxicity.

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

With respect to IGM-7354, we are aware of other companies with competing clinical stage therapeutics that utilize targeted and untargeted IL-15 that include, but are not limited to, Roche/Genentech, Kadmon, Nektar, Xencor, ImmunityBio and Cytune Pharma.

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

As of June 30, 2020, we had 91 full-time employees. As our development and commercialization plans and strategies develop, and as we transition into operating as a public company, we expect to expand our employee base for managerial, operational, financial and other resources. Additionally, as our product candidates and discovery programs enter and advance through preclinical studies and any clinical trials, we will need to expand our research, development, manufacturing, regulatory and sales and marketing capabilities or contract with other organizations to provide these capabilities for us. Future growth would impose significant added responsibilities on members of management, including the need to identify, recruit, maintain, motivate and integrate additional employees. Also, our management may need to divert a disproportionate amount of their attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, give rise to operational errors, loss of business opportunities, loss of employees and reduced productivity amongst remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of existing and additional product candidates and discovery programs. If our management is unable to effectively manage our expected growth, our expenses may increase more than expected, our ability to generate or grow revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize our product candidates and compete effectively with others in our industry will depend on our ability to effectively expand our organization and manage any future growth.

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

We have incurred significant losses since our inception. Our net loss for the six months ended June 30, 2020 and the year ended December 31, 2019 was $36.5 million and $43.1 million, respectively. As of June 30, 2020, our accumulated deficit was approximately $143.7 million. We expect to continue to incur losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of, and seek regulatory approvals for, our product candidates, prepare for and begin to commercialize any approved product candidates and add infrastructure and personnel to support our product development efforts and operations as a public company. The net losses and negative cash flows incurred to date, together with expected future losses, have had, and likely will continue to have, an adverse effect on our shareholders’ deficit and working capital. The amount of future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenue. The net losses we incur may fluctuate significantly from quarter-to-quarter such that a period-to-period comparison of our results of operations may not be a good indication of our future performance.

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

As of June 30, 2020, we had $203.1 million in cash and investments. On September 20, 2019, we closed our IPO, selling an aggregate of 12,578,125 shares of our common stock at $16.00 per share. Proceeds from our IPO, net of underwriting discounts and commissions and offering expenses payable by us, were approximately $183.0 million. We believe that our existing cash and investments will enable us to fund our operating expenses and capital expenditure requirements into early 2022. Our estimate as to how long we expect the net proceeds from our IPO, together with our existing cash and investments to be able to continue to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned. In addition, because successful development of our product candidates is uncertain, we are unable to estimate the actual funds we will require to complete research and development and to commercialize our product candidates.

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

As of June 30, 2020, we had $203.1 million of cash and investments. While we are not aware of any downgrades, material losses, or other significant deterioration in the fair value of our cash equivalents or investments since June 30, 2020, no assurance can be given that further deterioration of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents or our ability to meet our financing objectives. Furthermore, our stock price may decline due in part to the volatility of the stock market and general economic downturn.

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

▪

disagreements with strategic partners, including disagreements over proprietary rights, ownership of intellectual property, contract interpretation or the preferred course of development, might cause delays or termination of the research, development or commercialization of product candidates, might lead to additional responsibilities for us with respect to product candidates, or might result in litigation or arbitration, any of which would be time-consuming and expensive;

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

Our research, development and commercialization activities may be subject to claims that we infringe or otherwise violate patents or other intellectual property rights owned or controlled by third parties. We are aware of third party patents and patent applications containing claims directed to most of our areas of product development, which patents and applications could potentially be construed to cover our product candidates and the use thereof to treat patients. As the biotechnology and pharmaceutical industries expand and more patents are issued, the risk increases that we may be subject to claims of infringement of the patent rights of third parties. There is no assurance that third-party patents or patent applications of which we are aware may not ultimately be found to limit our ability to make, use, sell, offer for sale or import our future approved products or impair our competitive position, even though we do not believe they are relevant to our business. Patents that we may ultimately be found to infringe could be issued to third parties. Third parties may have or obtain valid and enforceable patents or proprietary rights that could block us from developing product candidates using our technology. These patents may not expire before we receive marketing authorization for our product candidates, and they could delay the commercial launch of one or more future products. If our products were to be found to infringe any such patents, and we were unable to invalidate those patents, or if licenses for them are not available on commercially reasonable terms, or at all, our business, financial condition and results of operations could be materially harmed. Furthermore, even if a license is available, it may be non-exclusive, which could result in our competitors gaining access to the same intellectual property. Our failure to maintain a license to any technology that we require may also materially harm our business, financial condition and results of operations, and we would be exposed to a threat of litigation.

In the biotechnology industry, significant litigation and other proceedings regarding patents, patent applications, trademarks and other intellectual property rights have become commonplace both within and outside the United States including patent infringement lawsuits, oppositions, inter partes review (IPR) and post-grant review (PGR) proceedings before the United States Patent and Trademark Office (USPTO), or the applicable foreign patent counterpart. The types of situations in which we may become a party to such litigation or proceedings include:

▪

we may initiate litigation or other proceedings against third parties seeking to invalidate the patents held by those third parties, to obtain a judgment that our products or processes do not infringe those third parties’ patents or to obtain a judgment that those parties’ patents are invalid and/or unenforceable;

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

Our strategy depends on our ability to identify, seek, obtain and maintain patent protection for our discoveries. As of June 30, 2020, our patent portfolio included 19 granted patents, 132 pending applications in active prosecution in 17 countries or regions, four pending Patent Cooperation Treaty (PCT) applications (one unpublished), and eight pending unpublished provisional applications. Our patent portfolio is relatively small compared to many large and more established pharmaceutical and biotechnology companies that have patent portfolios consisting of hundreds, and in some case even thousands, of granted patents. As our patent portfolio grows, we expect patent protection will continue to be an important part of our strategy. The patent protection process is expensive and time consuming, and we may not be able to file and prosecute all necessary or desirable patent applications, or maintain and enforce any patents that may issue from such patent applications, at a reasonable cost or in a timely manner or in all jurisdictions where protection may be commercially advantageous. It is also possible that we will fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection. Moreover, in some circumstances, we may not have the right to control the preparation, filing and prosecution of patent applications, or to maintain the patents, covering technology that we have licensed from third parties. Therefore, our owned or in-licensed patents and patent applications may not be prosecuted and enforced in a manner consistent with the best interests of our business. Our patent applications cannot be enforced against third parties practicing the technology claimed in such applications unless, and until, patents issue from such applications, and then only to the extent the issued claims cover the technology. The patent applications that we own or in-license may fail to result in issued patents with claims that cover our current and future product candidates in the United States or in other foreign countries or that effectively prevent third parties from commercializing competitive product candidates.

Moreover, the patent position of biotechnology companies generally is highly uncertain, involves complex legal and factual questions and has in recent years been the subject of much litigation. We may be subject to a third-party preissuance submission of prior art to the USPTO or a foreign jurisdiction, and such prior art may affect the scope of any claims we ultimately get allowed or it may prevent our patent applications from issuing as patents. Further, the issuance of a patent does not ensure that it is valid or enforceable, nor is the issuance conclusive as to inventorship or the scope of any claims. Third parties may challenge the validity, enforceability or scope of our issued patents or claim that they should be inventors on such patents, and such patents may be narrowed, invalidated, circumvented, or deemed unenforceable, or such third parties may gain rights to such patents. We could also become involved in reexamination, inter partes review, post-grant review, opposition or derivation proceedings, challenging our patent rights or the patent rights of others. In addition, changes in law may introduce uncertainty in the enforceability or scope of patents owned by biotechnology companies. If, our patents are narrowed, invalidated or held unenforceable, third parties may be able to commercialize our technology or products and compete directly with us without payment to us. There is no assurance that all potentially relevant prior art relating to our patents and patent applications has been found, and such prior art could potentially invalidate one or more of our patents or prevent a patent from issuing from one or more of our pending patent applications. There is also no assurance that there is not prior art of which we are aware, but which we do not believe affects the validity or enforceability of a claim in our patents and patent applications, which may, nonetheless, ultimately be found to affect the validity or enforceability of a claim. Furthermore, even if our patents are unchallenged, they may not adequately protect our intellectual property, provide exclusivity for our product candidates, prevent others from designing around our claims or provide us with a competitive advantage. The legal systems of certain countries do not favor the aggressive enforcement of patents, and the laws of foreign countries may not allow us to protect our inventions with patents to the same extent as the laws of the United States. Because patent applications in the United States and many foreign jurisdictions are not published until 18 months after filing, or in some cases not at all, and because publications of discoveries in scientific literature lag behind actual discoveries, we cannot be certain that we were the first to make the inventions claimed in our issued patents or pending patent applications, or that we were the first to file for protection of the inventions set forth in our patents or patent applications. As a result, we may not be able to obtain or maintain protection for certain inventions. Therefore, the issuance, validity, enforceability, scope and commercial value of our patents in the United States and in foreign countries cannot be predicted with certainty and, as a result, any patents that we own or license may not provide sufficient protection against competitors. We may not be able to obtain or maintain patent protection from our pending patent applications, from those we may file in the future, or from those we may license from third parties. Moreover, even if we are able to obtain patent protection, such patent protection may be of insufficient scope to achieve our business objectives. In addition, the issuance of a patent does not give us the right to practice the patented invention. Third parties may have blocking patents that could prevent us from marketing our own patented product and practicing our own patented technology.

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

Third parties may seek to market biosimilar versions of any approved products. Alternatively, third parties may seek approval to market their own products similar to or otherwise competitive with our product candidates. In these circumstances, we may need to defend or assert our patents, including by filing lawsuits alleging patent infringement, which may lead to challenges to the validity or enforceability of our patents. The outcome following legal assertions of invalidity and unenforceability is unpredictable. Even if we have valid and enforceable patents, these patents still may not provide protection against competing products or processes sufficient to achieve our business objectives.

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

As of June 30, 2020, Haldor Topsøe Holding A/S (HTH), together with other holders of 5% or more of our outstanding capital stock and their respective affiliates, beneficially owned 24,690,896 shares, or 81%, of our outstanding capital stock (which includes 18,259,691 shares, or approximately 75%, of our voting common stock). Accordingly, our principal stockholders will be able to control most matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, including mergers and sales of all or substantially all of our assets. The interests of these principal stockholders may not always coincide with your interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders. For example, our concentration of ownership could have the effect of delaying or preventing a change in control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could cause the market price of our common stock to decline or prevent our stockholders from realizing a premium over the market price for their shares of our common stock.

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

Our amended and restated bylaws provide that the Court of Chancery of the State of Delaware and the federal district courts of the United States are the exclusive forums for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.

Our amended and restated bylaws provide that the Court of Chancery of the State of Delaware (or, if the Court of Chancery does not have jurisdiction, another state court in Delaware or the federal district court for the District of Delaware) is the exclusive forum for the following (except for certain claims as to which such court determines that there is an indispensable party not subject to the jurisdiction of such court):

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

This exclusive forum provision will not apply to any causes of action arising under the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction. Our amended and restated bylaws further provide that the federal district courts of the United States will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act. These exclusive-forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage lawsuits against us and our directors, officers and other employees. Any person or entity purchasing or otherwise acquiring any interest in any of our securities shall be deemed to have notice of and consented to these provisions. There is uncertainty as to whether a court would enforce such provisions, and the enforceability of similar choice of forum provisions in other companies’ charter documents has been challenged in legal proceedings. It is possible that a court could find these types of provisions to be inapplicable or unenforceable, and if a court were to find either exclusive-forum provision in our amended and restated bylaws to be inapplicable or unenforceable in any action, we may incur additional costs associated with resolving the dispute in other jurisdictions, which could seriously harm our business.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Bylaws of the Registrant.	8-K	001-39045	3.1	June 12, 2020

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

IGM Biosciences, Inc.

Date: August 6, 2020	By:	/s/ Fred Schwarzer
Fred Schwarzer
Chief Executive Officer and President (Principal Executive Officer)

Date: August 6, 2020	By:	/s/ Misbah Tahir
Misbah Tahir
Chief Financial Officer (Principal Financial and Accounting Officer)