Form 10-Q
period 2020-09-30
IGM Biosciences, Inc.
filed 2020-11-05
CIK 1496323

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of October 30, 2020, the registrant had 24,269,386 shares of common stock, $0.01 par value per share, and 6,431,205 shares of non-voting common stock, $0.01 par value per share, outstanding.

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

In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will” or “would,” or the negative of these terms or other similar expressions. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about: the timing of the initiation, progress and potential results of our preclinical studies, clinical trials and our discovery programs; our ability to utilize our IgM antibody platform to generate and advance additional product candidates; our ability to advance product candidates into, and successfully complete, clinical trials; the timing or likelihood of regulatory filings and approvals; our estimates of the number of patients who suffer from the diseases we are targeting and the number of patients that may enroll in our clinical trials; the commercializing of our product candidates, if approved; our ability and the potential to successfully manufacture and supply our product candidates for clinical trials and for commercial use, if approved; future strategic arrangements and/or collaborations and the potential benefits of such arrangements; our expectations regarding the impact of the coronavirus (COVID-19) pandemic on our business; our anticipated use of our existing resources; our estimates regarding expenses, future revenue, capital requirements and needs for additional financing and our ability to obtain additional capital; the sufficiency of our existing cash and investments to fund our future operating expenses and capital expenditure requirements; our ability to retain the continued service of our key personnel and to identify, hire and retain additional qualified professionals; the implementation of our business model, strategic plans for our business and product candidates; the scope of protection we are able to establish and maintain for intellectual property rights, including our IgM platform, product candidates and discovery programs; our ability to contract with third-party suppliers and manufacturers and their ability to perform adequately; the pricing, coverage and reimbursement of our product candidates, if approved; developments relating to our competitors and our industry, including competing product candidates and therapies; and the ability of our clinical trials to demonstrate the safety and efficacy of our product candidates, and other positive results.

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

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

IGM Biosciences, Inc.

Condensed Balance Sheets

(Unaudited)

(in thousands, except share and per share data)

	September 30,	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$27,284	$35,891
Short-term investments	152,952	188,743
Prepaid expenses and other current assets	4,416	6,431
Income tax receivable	—	35
Total current assets	184,652	231,100
Property, plant and equipment, net	14,347	3,882
Long-term investments	—	11,973
Operating lease right-of-use asset	12,232	14,137
Other assets	486	258
Total assets	$211,717	$261,350
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,189	$3,087
Accrued liabilities	7,472	3,305
Lease liabilities, current	2,621	2,483
Total current liabilities	13,282	8,875
Lease liabilities, non-current	10,259	12,244
Total liabilities	23,541	21,119
Commitments and contingencies (Note 9)
Stockholders' equity:
Preferred stock, $0.01 par value; 200,000,000 shares authorized as of September 30, 2020 and December 31, 2019; 0 shares issued and outstanding as of September 30, 2020 and December 31, 2019	—	—
Common stock, $0.01 par value; 1,000,000,000 shares authorized as of September 30, 2020 and December 31, 2019; 24,261,412 and 24,053,921 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	243	240
Non-voting common stock, $0.01 par value; 6,431,208 shares authorized as of September 30, 2020 and December 31, 2019; 6,431,205 shares issued and outstanding as of September 30, 2020 and December 31, 2019	64	64
Additional paid-in-capital	351,694	347,089
Accumulated other comprehensive income	113	43
Accumulated deficit	(163,938)	(107,205)
Total stockholders’ equity	188,176	240,231
Total liabilities and stockholders’ equity	$211,717	$261,350

The accompanying notes are an integral part of these condensed financial statements.

IGM Biosciences, Inc.

Condensed Statements of Operations

(Unaudited)

(in thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Operating expenses:
Research and development	$15,829	$8,279	$45,431	$22,494
General and administrative	4,732	2,394	13,110	6,067
Total operating expenses	20,561	10,673	58,541	28,561
Loss from operations	(20,561)	(10,673)	(58,541)	(28,561)
Other income, net	291	501	1,808	243
Net loss	$(20,270)	$(10,172)	$(56,733)	$(28,318)
Net loss per share, basic and diluted	$(0.66)	$(2.41)	$(1.86)	$(16.13)
Weighted-average common shares outstanding, basic and diluted	30,646,729	4,222,259	30,563,614	1,755,526

The accompanying notes are an integral part of these condensed financial statements.

IGM Biosciences, Inc.

Condensed Statements of Comprehensive Loss

(Unaudited)

(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Net loss	$(20,270)	$(10,172)	$(56,733)	$(28,318)
Other comprehensive income:
Unrealized (loss) gain on investments	(183)	29	70	29
Comprehensive loss	$(20,453)	$(10,143)	$(56,663)	$(28,289)

The accompanying notes are an integral part of these condensed financial statements.

IGM Biosciences, Inc.

Condensed Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(Unaudited)

(in thousands, except share amounts)

	Convertible				Non-Voting		Additional	Due To (From)	Accumulated Other		Total
	Preferred Stock		Common Stock		Common Stock		Paid-In-	Related	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Party	Income	Deficit	Equity
Balance—December 31, 2019	—	$—	24,053,921	$240	6,431,205	$64	$347,089	$—	$43	$(107,205)	$240,231
Exercise of stock options	—	—	15,885	1	—	—	21	—	—	—	22
Unrealized gain on investments	—	—	—	—	—	—	—	—	162	—	162
Stock-based compensation expense	—	—	—	—	—	—	1,220	—	—	—	1,220
Net loss	—	—	—	—	—	—	—	—	—	(17,624)	(17,624)
Balance—March 31, 2020	—	—	24,069,806	241	6,431,205	64	348,330	—	205	(124,829)	224,011
Exercise of stock options, net of shares withheld for taxes and exercise costs	—	—	67,947	1	—	—	(552)	—	—	—	(551)
Issuance of common stock upon restricted stock unit settlement	—	—	1,828	—	—	—	—	—	—	—	—
Purchases under employee stock purchase plan	—	—	23,295	—	—	—	317	—	—	—	317
Unrealized gain on investments	—	—	—	—	—	—	—	—	91	—	91
Stock-based compensation expense	—	—	—	—	—	—	1,924	—	—	—	1,924
Net loss	—	—	—	—	—	—	—	—	—	(18,839)	(18,839)
Balance—June 30, 2020	—	—	24,162,876	242	6,431,205	64	350,019	—	296	(143,668)	206,953
Exercise of stock options, net of shares withheld for taxes and exercise costs	—	—	38,366	—	—	—	(917)	—	—	—	(917)
Vesting of restricted stock	—	—	58,259	1	—	—	(1)	—	—	—	—
Issuance of common stock upon restricted stock unit settlement	—	—	1,911	—	—	—	—	—	—	—	—
Unrealized loss on investments	—	—	—	—	—	—	—	—	(183)	—	(183)
Stock-based compensation expense	—	—	—	—	—	—	2,593	—	—	—	2,593
Net loss	—	—	—	—	—	—	—	—	—	(20,270)	(20,270)
Balance—September 30, 2020	—	$—	24,261,412	$243	6,431,205	$64	$351,694	$—	$113	$(163,938)	$188,176

IGM Biosciences, Inc.

Condensed Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(Unaudited)

(in thousands, except share amounts)

	Convertible				Non-Voting		Additional	Due To (From)	Accumulated Other		Total Stockholders'
	Preferred Stock		Common Stock		Common Stock		Paid-In-	Related	Comprehensive	Accumulated	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Party	Income	Deficit	(Deficit)
Balance—December 31, 2018	9,501,620	$60,917	438,074	$4	—	$—	$751	$(2,511)	$—	$(64,072)	$(65,828)
Exercise of stock options	—	—	7,566	—	—	—	10	—	—	—	10
Capital contribution from related party	—	—	—	—	—	—	23	—	—	—	23
Stock-based compensation expense	—	—	—	—	—	—	139	—	—	—	139
Net loss	—	—	—	—	—	—	—	—	—	(7,470)	(7,470)
Balance—March 31, 2019	9,501,620	60,917	445,640	4	—	—	923	(2,511)	—	(71,542)	(73,126)
Exercise of stock options	—	—	165,656	2	—	—	152	—	—	—	154
Issuance of common stock	—	—	7,565	—	—	—	11	—	—	—	11
Related party equity transaction	—	—	—	—	—	—	16	2,511	—	—	2,527
Issuance of Series C convertible preferred stock, net of issuance costs of $0.1 million	4,690,997	61,868	—	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	141	—	—	—	141
Net loss	—	—	—	—	—	—	—	—	—	(10,676)	(10,676)
Balance—June 30, 2019	14,192,617	122,785	618,861	6	—	—	1,243	—	—	(82,218)	(80,969)
Exercise of stock options	—	—	3,329	—	—	—	5	—	—	—	5
Issuance of Series C convertible preferred stock, net of issuance costs of $0.3 million	3,026,449	39,768	—	—	—	—	—	—	—	—	—
Vesting of restricted stock	—	—	58,259	1	—	—	(1)	—	—	—	—
Conversion of convertible preferred stock into common stock and non-voting common stock	(17,219,066)	(162,553)	10,787,861	108	6,431,205	64	162,381	—	—	—	162,553
Issuance of common stock upon initial public offering, net of issuance costs of 4.3 million	—	—	12,578,125	125	—	—	182,717	—	—	—	182,842
Unrealized gain on investments	—	—	—	—	—	—	—	—	29	—	29
Stock-based compensation expense		—	—	—	—	—	334	—	—	—	334
Net loss	—	—	—	—	—	—	—	—	—	(10,172)	(10,172)
Balance—September 30, 2019	—	$—	24,046,435	$240	6,431,205	$64	$346,679	$—	$29	$(92,390)	$254,622

The accompanying notes are an integral part of these condensed financial statements.

IGM Biosciences, Inc.

Condensed Statements of Cash Flows

(Unaudited)

(in thousands)

	Nine Months Ended
	September 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(56,733)	$(28,318)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	713	416
Stock-based compensation expense	5,872	614
Net amortization of premiums and accretion of discounts on investments	(227)	(52)
Non-cash lease expense	1,905	1,203
Changes in assets and liabilities:
Prepaid expenses and other current assets	2,221	(5,335)
Other assets	(228)	—
Income tax receivable	35	—
Accounts payable	(266)	655
Accrued liabilities	4,016	(1,377)
Lease liabilities	(1,847)	(819)
Other current liabilities	—	(36)
Net cash used in operating activities	(44,539)	(33,049)

Cash flows from investing activities:
Purchase of property, plant and equipment	(10,794)	(1,737)
Purchases of investments	(163,747)	(57,774)
Maturities of investments	211,602	—
Net cash provided by (used in) investing activities	37,061	(59,511)

Cash flows from financing activities:
Proceeds from new investors for issuance of Series C convertible preferred stock	—	72,000
Proceeds from related party for issuance of Series C convertible preferred stock	—	10,000
Payment of issuance costs for Series C convertible preferred stock	—	(220)
Proceeds from related party capital contribution	—	2,549
Proceeds from loan from related party	—	15,000
Proceeds from common stock issuance	—	11
Proceeds from exercise of stock options	47	169
Proceeds from issuance of initial public offering, net of underwriters' commission	—	187,163
Payment of issuance costs for initial public offering	—	(2,420)
Payment of employee taxes and exercise costs for shares withheld	(1,493)	—
Proceeds from purchases under the employee stock purchase plan	317	—
Net cash provided by (used in) financing activities	(1,129)	284,252
Net increase (decrease) in cash, cash equivalents and restricted cash	(8,607)	191,692
Cash, cash equivalents and restricted cash, beginning of period	35,891	1,987
Cash, cash equivalents and restricted cash, end of period	$27,284	$193,679

Supplemental disclosure of cash flow information:
Cash paid for interest on related party loan	$—	$297
Supplemental disclosure of non-cash investing and financing activities:
Acquisition of property, plant and equipment in accounts payable and accrued liabilities	$1,346	$84
Issuance costs for Series C convertible preferred stock in accounts payable and accrued liabilities	$—	$144
Settlement of related party loan through issuance of Series C convertible preferred stock	$—	$20,000
Issuance costs for initial public offering in accounts payable and accrued liabilities	$—	$1,900
Conversion of convertible preferred stock into common stock and non-voting common stock	$—	$162,553

The accompanying notes are an integral part of these condensed financial statements.

IGM Biosciences, Inc.

Notes to Unaudited Condensed Financial Statements

Note 1. Organization

Description of the Business

IGM Biosciences, Inc. (the Company) was incorporated in the state of Delaware in August 1993 under the name Palingen, Inc. and the name was subsequently changed to IGM Biosciences, Inc. in 2010. The Company’s headquarters are in Mountain View, California. IGM Biosciences, Inc. is a biotechnology company engaged in the development of IgM antibody therapeutics for the treatment of patients.

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

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (GAAP) and applicable rules and regulations of the Securities and Exchange Commission (SEC) regarding interim financial reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP have been condensed or omitted, and accordingly the balance sheet as of December 31, 2019 has been derived from the audited financial statements at that date but does not include all of the information required by GAAP for complete financial statements. These unaudited interim condensed financial statements have been prepared on the same basis as the Company’s annual financial statements and, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair statement of the Company’s financial information. The interim results of operations for the three and nine months ended September 30, 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2020 or for any other interim period or for any other future year.

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

Liquidity

The Company has incurred net operating losses and negative cash flows from operations since its inception and had an accumulated deficit of $163.9 million as of September 30, 2020. As of September 30, 2020, the Company had cash and investments of $180.2 million. The Company has historically financed its operations primarily through the sale of convertible preferred stock and common stock and the issuance of unsecured promissory notes. To date, none of the Company’s product candidates have been approved for sale, and the Company has not generated any revenue since inception. Management expects operating losses to continue and increase for the foreseeable future, as the Company progresses into clinical development activities for its lead product candidates. The Company’s prospects are subject to risks, expenses and uncertainties frequently encountered by companies in the biotechnology industry as discussed below. While the Company has been able to raise multiple rounds of financing, there can be no assurance that in the event the Company requires additional financing, such financing will be available on terms which are favorable or at all. Failure to generate sufficient cash flows from operations, raise additional capital or reduce certain discretionary spending would have a material adverse effect on the Company’s ability to achieve its intended business objectives.

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

Upon retirement or sale of the assets, the cost and related accumulated depreciation and amortization are removed from the balance sheet and the resulting gain or loss are recorded to the statement of operations. Repairs and maintenance are charged to the statement of operations as incurred.

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

As actual costs become known, the Company adjusts its accruals. Although the Company does not expect its estimates to be materially different from amounts actually incurred, such estimates for the status and timing of services performed relative to the actual status and timing of services performed may vary and could result in us reporting amounts that are too high or too low in any particular period. The Company’s accrual is dependent, in part, upon the receipt of timely and accurate reporting from CROs and other third-party vendors. Variations in the assumptions used to estimate accruals including, but not limited to, the number of patients enrolled, the rate of patient enrollment and the actual services performed, may vary from the Company’s estimates, resulting in adjustments to clinical trial expenses in future periods. Changes in these estimates that result in material changes to the Company’s accruals could materially affect its financial condition and results of operations. Through September 30, 2020, there have been no material differences from the Company’s estimated accrued research and development expenses to actual expenses.

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

Leases

Under Accounting Standard Update (ASU) No. 2016-02, Leases (ASC 842) and its associated amendments, the Company determines if an arrangement is a lease at inception. In addition, the Company determines whether leases meet the classification criteria of a finance or operating lease at the lease commencement date considering: (1) whether the lease transfers ownership of the underlying asset to the lessee at the end of the lease term, (2) whether the lease grants the lessee an option to purchase the underlying asset that the lessee is reasonably certain to exercise, (3) whether the lease term is for a major part of the remaining economic life of the underlying asset, (4) whether the present value of the sum of the lease payments and residual value guaranteed by the lessee equals or exceeds substantially all of the fair value of the underlying asset, and (5) whether the underlying asset is of such a specialized nature that it is expected to have no alternative use to the lessor at the end of the lease term. As of September 30, 2020, the Company's lease population consisted of real estate. As of September 30, 2020, the Company did not have finance leases.

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

Recently Adopted Accounting Standards

In August 2018, the FASB issued ASU No. 2018-13, Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement, which amends ASC 820, Fair Value Measurement. This ASU modifies the disclosure requirements for fair value measurements by removing, modifying, or adding certain disclosures. The effective date was the first quarter of fiscal year 2020, with early adoption permitted for the removed disclosures and delayed adoption until fiscal year 2020 permitted for the new disclosures.

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

Financial instruments classified within Level 2 of the fair value hierarchy are valued based on other observable inputs, including broker or dealer quotations or alternative pricing sources. When quoted prices in active markets for identical assets or liabilities are not available, the Company relies on non-binding quotes from its investment managers, which are based on proprietary valuation models of independent pricing services. These models generally use inputs such as observable market data, quoted market prices for similar instruments, or historical pricing trends of a security relative to its peers. To validate the fair value determination provided by its investment managers, the Company reviews the pricing movement in the context of overall market trends and trading information from its investment managers. In addition, the Company assesses the inputs and methods used in determining the fair value in order to determine the classification of securities in the fair value hierarchy. As of September 30, 2020 and December 31, 2019, there were no financial instruments classified as Level 3.

The following tables set forth the fair value of the Company’s financial assets, which consist of investments measured and recognized at fair value (in thousands):

		September 30, 2020
	Fair Value Hierarchy Level	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Investments
U.S. Treasury securities	Level 1	$64,859	$19	$—	$64,878
Corporate bonds	Level 2	21,871	39	—	21,910
Commercial paper	Level 2	5,999	—	—	5,999
U.S. government agency securities	Level 2	60,110	55	—	60,165
Total		$152,839	$113	$—	$152,952

		December 31, 2019
	Fair Value Hierarchy Level	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Investments
U.S. Treasury securities	Level 1	$66,244	$48	$—	$66,292
Corporate bonds	Level 2	39,953	3	—	39,956
Commercial paper	Level 2	74,507	—	(9)	74,498
U.S. government agency securities	Level 2	19,969	1	—	19,970
Total		$200,673	$52	$(9)	$200,716

The following table presents the contractual maturities of the Company’s investments as of September 30, 2020 and December 31, 2019 (in thousands):

	September 30,	December 31,
	2020	2019
Due in less than one year	$152,952	$188,743
Due in more than one year	—	11,973
Total	$152,952	$200,716

Note 4. Balance Sheet Components

Property, Plant and Equipment, Net

Property, plant and equipment, net consists of the following (in thousands):

	September 30,	December 31,
	2020	2019
Laboratory equipment	$5,242	$3,800
Office equipment	192	150
Leasehold improvements	161	78
Construction in progress	10,729	1,118
Total property, plant and equipment, gross	16,324	5,146
Less: Accumulated depreciation	(1,977)	(1,264)
Total property, plant and equipment, net	$14,347	$3,882

Depreciation expense was approximately $0.2 million and $0.2 million for the three months ended September 30, 2020 and 2019, respectively. Depreciation expense was approximately $0.7 million and $0.4 million for the nine months ended September 30, 2020 and 2019, respectively.

Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2020	2019
Accrued research and development materials and services	$3,292	$906
Accrued professional services	333	360
Accrued compensation	3,793	2,030
Other	54	9
Total accrued liabilities	$7,472	$3,305

Note 5. License Agreement

AbCellera Agreement

In September 2020, the Company entered into a multi-year, multi-target strategic research and license agreement with AbCellera Biologics Inc. (AbCellera) to facilitate the discovery and development of novel IgM antibodies. The Company may exercise an option to obtain ownership of all rights, title, and interests in the antibodies discovered and developed under the agreement for a selected target. Upon exercise of the option, the Company may be required to pay research and development fees, amounts related to achievement of downstream milestones, and royalties on net sales.

Note 6. Common Stock and Non-Voting Common Stock

As of September 30, 2020 and December 31, 2019, the Company’s certificate of incorporation authorized the Company to issue 1,006,431,208 shares of common stock (including 6,431,208 shares of non-voting common stock) and 200,000,000 shares of preferred stock, at a par value of $0.01 per share. Each share of common stock (excluding non-voting common stock) is entitled to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the Company’s Board of Directors, subject to prior rights of the preferred stockholders. As of September 30, 2020 and December 31, 2019, no dividends have been declared.

The Company had reserved common stock, on an as-converted basis, for future issuance as follows:

	September 30,	December 31,
	2020	2019
Restricted stock, issued and outstanding	—	58,259
Stock options, issued and outstanding	2,942,843	2,289,209
Stock options and restricted stock units, future issuance	3,090,798	2,669,264
Employee stock purchase plan, available for future grants	562,138	280,000
Total	6,595,779	5,296,732

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

Subject to an annual evergreen increase and adjustment in the case of certain capitalization events, the Company initially reserved 4,384,000 shares of the Company’s common stock for issuance pursuant to awards under the 2018 Plan. The 2018 Plan is administered by the Compensation Committee of the Company’s Board of Directors. The number of shares of the Company’s common stock available for issuance under the 2018 Plan will also include an annual increase on the first day of each fiscal year beginning with the 2020 fiscal year, equal to the least of (i) 8,768,800 shares, (ii) 4% of the Company’s common stock and non-voting common stock outstanding at December 31 of the immediately preceding year, or (iii) such number of shares as determined by the Company’s Board of Directors. Effective January 1, 2020, the number of shares of common stock available under the 2018 Plan increased by 964,487 shares pursuant to the evergreen provision of the 2018 Plan. On July 30, 2020, the Company’s stockholders approved an amendment and restatement of the 2018 Plan which clarified the number of outstanding shares of common stock used to calculate the annual evergreen provision to include both voting and non-voting shares of common stock. Upon adoption of the amended and restated 2018 Plan, the number of shares of common stock available under the 2018 Plan increased by 257,248 shares. As of September 30, 2020, 3,090,798 shares of common stock remained available for issuance under the 2018 Plan.

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

Subject to adjustment in the case of certain capitalization events, a total of 280,000 common shares of the Company were available for purchase at adoption of the ESPP. Pursuant to the ESPP, the annual share increase pursuant to the evergreen provision is determined based on the least of (i) 560,000 shares, (ii) 1% of the Company’s common stock and non-voting common stock outstanding at December 31 of the immediately preceding year, or (iii) such number of shares as determined by the Company’s Board of Directors. Effective January 1, 2020, the number of shares of common stock available under the ESPP increased by 241,121 shares pursuant to the evergreen provision of the ESPP. On July 30, 2020, the Company’s stockholders approved an amendment and restatement of the ESPP which clarified the number of outstanding shares of common stock used to calculate the annual evergreen provision to include both voting and non-voting shares of common stock. Upon adoption of the amended and restated ESPP, the number of shares of common stock available under the ESPP was increased by 64,312 shares. During the nine months ended September 30, 2020, the Company issued 23,295 shares of common stock under the ESPP. As of September 30, 2020, 562,138 shares of common stock remained available for issuance under the ESPP.

Stock-Based Compensation Expense

Total stock-based compensation expense recorded related to the 2010 Plan, 2018 Plan, and ESPP was recorded in the condensed statements of operations and allocated as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Research and development	$1,244	$116	$2,957	$330
General and administrative	1,350	218	2,915	284
Total stock-based compensation expense	$2,594	$334	$5,872	$614

Accrued stock-based compensation expense for awards where the service inception date precedes grant date was $0.1 million and $0, for the three months ended September 30, 2020 and 2019, respectively. Accrued stock-based compensation expense for awards where the service inception date precedes grant date was $0.1 million and $0, for the nine months ended September 30, 2020 and 2019, respectively.

Stock Options

The following table summarizes stock option activity:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)
Balance—December 31, 2019	2,289,209	$3.36	8.1
Granted	837,575	$43.17
Exercised	(149,609)	$1.32
Cancelled	(34,332)	$19.90
Balance—September 30, 2020	2,942,843	$14.60	8.0
Exercisable—September 30, 2020	1,335,607	$4.88	6.9

 The fair value of employee stock options was estimated using the following weighted-average assumptions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Expected term in years	6.1	6.0	6.0	6.0
Expected volatility	87.2%	79.4%	84.0%	79.3%
Risk-free interest rate	0.4%	1.6%	1.1%	2.2%
Dividend yield	—	—	—	—
Weighted average fair value of share-based awards granted	$40.5	$8.8	$30.5	$3.9

The fair value of ESPP was estimated using the following weighted-average assumptions:

	Nine Months Ended
	September 30,
	2020	2019
Expected term in years	0.5	0.7
Expected volatility	100.1%	74.3%
Risk-free interest rate	0.2%	1.9%
Dividend yield	—	—

Restricted Stock

During December 2018, the Company issued 116,518 shares of common stock to an executive officer under a restricted stock agreement at a grant date fair value of $1.39 per share that vests over two years. Any unvested shares are subject to forfeiture in the case that the grantee’s service terminates. As of September 30, 2020, all shares of restricted stock were vested. For the three and nine months ended September 30, 2020, the related stock-based compensation was immaterial.

During the nine months ended September 30, 2020, the Company issued and released 3,656 shares of RSUs with a weighted-average grant date fair value of $61.62 per share to certain members of the Company’s Board of Directors under the Company’s Outside Director Compensation Policy. These RSUs were fully vested upon issuance. During the nine months ended September 30, 2020, there were no shares of restricted stock units cancelled. The stock-based compensation expense related to these awards was $0.2 million, which was recognized over the service period of the awards. As of September 30, 2020, there is no remaining amount of unrecognized stock-based compensation related to these awards.

Note 8. Net Loss Per Share Attributable to Common Stockholders

The following table sets forth the computation of the basic and diluted net loss per share (in thousands except share and per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Numerator:
Net loss	$(20,270)	$(10,172)	$(56,733)	$(28,318)
Denominator:
Weighted average common shares outstanding used to compute net loss per share, basic and diluted	30,646,729	4,222,259	30,563,614	1,755,526
Net loss per share attributable to common stockholders	$(0.66)	$(2.41)	$(1.86)	$(16.13)

Since the Company was in a loss position for all periods presented, basic net loss per share is the same as diluted net loss per share for all periods as the inclusion of all common stock equivalents outstanding would have been anti-dilutive. Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows:

	September 30,
	2020	2019
Restricted stock	—	58,259
Stock options	2,942,843	2,264,937
Estimated shares issuable under the employee stock purchase plan	6,556	—
Total	2,949,399	2,323,196

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

Information related to the Company’s ROU assets and related lease liabilities were as follows (in thousands except for remaining lease term and discount rate):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Cash paid for operating lease liabilities	$755	$417	$2,245	$983
Operating lease cost	767	674	2,301	1,368
Variable lease cost	57	32	171	32

	September 30, 2020	December 31, 2019
Current operating lease liabilities	$2,621	$2,483
Non-current operating lease liabilities	10,259	12,244
Weighted average remaining lease term in years	4.4	5.1
Weighted average discount rate	3.8%	3.8%

Maturities of lease liabilities as of September 30, 2020 were as follows (in thousands):

Operating
Lease
Year Ending December	Commitments
2020 (remaining three months)	$758
2021	3,086
2022	3,172
2023	3,261
2024	3,008
Thereafter	733
Total	14,018
Less imputed interest	(1,138)
Total lease liabilities	$12,880

Legal Proceedings

The Company, from time to time, may be party to litigation arising in the ordinary course of business. The Company was not subject to any material legal proceedings during the nine months ended September 30, 2020 and, to the best of its knowledge, no material legal proceedings are currently pending or threatened.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business, includes forward looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Quarterly Report on Form 10-Q, our actual results could differ materially from the results described in, or implied by, these forward-looking statements.

Overview

We are a biotechnology company pioneering the development of engineered IgM antibodies for the treatment of patients. IgM antibodies have inherent properties that we believe may enable them to bind more strongly to cancer cells than comparable IgG antibodies. We have created a proprietary IgM antibody technology platform that we believe is particularly well suited for developing T cell engagers, receptor cross-linking agonists and targeted cytokines. Our lead product candidate, IGM-2323, is a bispecific T cell engaging IgM antibody targeting CD20 and CD3 proteins, and in October 2019 we announced the dosing of the first patient in our Phase 1 clinical trial for the treatment of relapsed/refractory B cell Non-Hodgkin’s lymphoma (NHL) patients. Our second product candidate, IGM-8444, is an IgM antibody targeting Death Receptor 5 (DR5) proteins which may prove to be useful for the treatment of patients with solid and hematologic malignancies, and in September 2020 we announced the dosing of the first patient in our Phase 1 clinical trial for the treatment of solid cancers and NHL. Our pipeline also includes IGM-7354, a bispecific IgM antibody delivering interleukin-15 (IL-15) cytokines to PD-L1 expressing cells, and we plan to file an IND for the treatment of patients with solid and hematologic malignancies in 2021. We believe that we have the most advanced research and development program focused on engineered therapeutic IgM antibodies. We have created a portfolio of patents and patent applications, know-how and trade secrets directed to our platform technology, product candidates and manufacturing capabilities, and we retain worldwide commercial rights to all of our product candidates and the intellectual property related thereto.

Since the commencement of our operations, we have focused substantially all of our resources on conducting research and development activities, including drug discovery, preclinical studies and clinical trials, establishing and maintaining our intellectual property portfolio, the manufacturing of clinical and research material, developing our in-house manufacturing capabilities, hiring personnel, raising capital and providing general and administrative support for these operations. Since 2010, such activities have primarily focused on the research, development and manufacture of IgM antibodies and to building our proprietary IgM antibody technology platform. We do not have any products approved for sale, and we have not generated any revenue from product sales.

We have incurred significant net losses to date. Our ability to generate product revenue sufficient to achieve profitability will depend on the successful development and eventual commercialization of one or more of our current or future product candidates. Our net losses were $56.7 million and $28.3 million for the nine months ended September 30, 2020 and 2019, respectively. As of September 30, 2020, we had an accumulated deficit of $163.9 million. These losses have resulted primarily from costs incurred in connection with research and development activities and general and administrative costs associated with our operations. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future, and our net losses may fluctuate significantly from period to period, depending on the timing of and expenditures on our planned research and development activities.

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

Other Income, Net

Other income, net includes interest income earned on our cash and investments, sublease income, and interest expense incurred on an unsecured promissory note.

Results of Operations

Comparison of Three Months Ended September 30, 2020 and 2019

The following table summarizes our condensed statements of operations data as discussed herein:

	Three Months Ended
	September 30,
(in thousands)	2020	2019	Change
Operating expenses:
Research and development	$15,829	$8,279	$7,550
General and administrative	4,732	2,394	2,338
Total operating expenses	20,561	10,673	9,888
Loss from operations	(20,561)	(10,673)	(9,888)
Other income, net	291	501	(210)
Net loss	$(20,270)	$(10,172)	$(10,098)

Research and Development Expenses

The following table summarizes our research and development expenses incurred during the periods indicated:

	Three Months Ended
	September 30,
(in thousands)	2020	2019	Change
Direct expenses
Clinical stage programs (1)	$4,970	$2,512	$2,458
Preclinical stage programs	3,861	1,811	2,050
Indirect expenses
Personnel-related	5,882	2,708	3,174
Depreciation and facilities	1,116	1,248	(132)
Total research and development expenses	$15,829	$8,279	$7,550
(1)

For both periods, includes direct expenses related to: (i) our lead product candidate, IGM-2323, for which we announced the dosing of the first patient in our Phase 1 clinical trial in October 2019; and (ii) our second product candidate, IGM-8444, for which we announced the dosing of the first patient in our Phase 1 clinical trial in September 2020.

Research and development expenses were $15.8 million for the three months ended September 30, 2020 compared to $8.3 million for the three months ended September 30, 2019. The increase of $7.6 million was primarily driven by advancement of our product candidates, including $2.5 million of expenses related to our clinical stage programs, which consisted of clinical and manufacturing expense incurred in the development of our lead product candidate, IGM-2323, and our second product candidate, IGM-8444. Preclinical stage program expenses increased by $2.1 million primarily driven by a $1.0 million increase in license and related fees and an increase in expenses incurred related to our discovery programs. Personnel-related expenses, including stock-based compensation, increased by $3.2 million due to an increase in headcount, stock option grants, and an increase in the price of our common stock, which resulted in an increase in grant fair value.

General and Administrative Expenses

General and administrative expenses were $4.7 million for the three months ended September 30, 2020 compared to $2.4 million for the three months ended September 30, 2019. The increase of $2.3 million was primarily due to a $1.6 million increase in personnel-related expenses, including stock-based compensation, due to an increase in headcount, stock option grants, and an increase in the price of our common stock, which resulted in an increase in grant fair value. In relation to our public company status, administrative expenses increased by $0.4 million primarily due to an increase in directors’ and officers’ liability insurance.

Other Income, Net

Other income, net was $0.3 million for the three months ended September 30, 2020 compared to other income, net of $0.5 million for the three months ended September 30, 2019. The decrease of $0.2 million was primarily due to lower interest earned from cash and investment balances.

Comparison of Nine Months Ended September 30, 2020 and 2019

The following table summarizes our condensed statements of operations data as discussed herein:

	Nine Months Ended
	September 30,
(in thousands)	2020	2019	Change
Operating expenses:
Research and development	$45,431	$22,494	$22,937
General and administrative	13,110	6,067	7,043
Total operating expenses	58,541	28,561	29,980
Loss from operations	(58,541)	(28,561)	(29,980)
Other income, net	1,808	243	1,565
Net loss	$(56,733)	$(28,318)	$(28,415)

Research and Development Expenses

The following table summarizes our research and development expenses incurred during the periods indicated:

	Nine Months Ended
	September 30,
(in thousands)	2020	2019	Change
Direct expenses
Clinical stage programs (1)	$18,998	$8,217	$10,781
Preclinical stage programs	8,039	5,157	2,882
Indirect expenses
Personnel-related	15,021	6,640	8,381
Depreciation and facilities	3,373	2,480	893
Total research and development expenses	$45,431	$22,494	$22,937
(1)

For both periods, includes direct expenses related to: (i) our lead product candidate, IGM-2323, for which we announced the dosing of the first patient in our Phase 1 clinical trial in October 2019; and (ii) our second product candidate, IGM-8444, for which we announced the dosing of the first patient in our Phase 1 clinical trial in September 2020.

Research and development expenses were $45.4 million for the nine months ended September 30, 2020 compared to $22.5 million for the nine months ended September 30, 2019. The increase of $22.9 million was primarily driven by advancement of our product candidates, including $10.8 million of expenses related to our clinical stage program, which consisted of clinical and manufacturing expense incurred in the development of our lead product candidate, IGM-2323, and our second product candidate, IGM-8444. Preclinical stage program expenses increased by $2.9 million primarily driven by a $1.0 million increase in license and related fees and an increase in expenses incurred related to our discovery programs. Personnel-related expenses, including stock-based compensation, increased by $8.4 million due to an increase in headcount, stock option grants, and an increase in the price of our common stock, which resulted in an increase in grant fair value. Depreciation and facilities increased by $0.9 million primarily due to new lease agreements for additional office, laboratory and manufacturing space in Mountain View which commenced in 2019.

General and Administrative Expenses

General and administrative expenses were $13.1 million for the nine months ended September 30, 2020 compared to $6.1 million for the nine months ended September 30, 2019. The increase of $7.0 million was primarily due to a $4.2 million increase in personnel-related expenses, including stock-based compensation, due to an increase in headcount, stock option grants, and an increase in the price of our common stock, which resulted in an increase in grant fair value. In relation to our public company status, administrative expenses increased by $1.6 million primarily due to an increase in directors’ and officers’ liability insurance and professional services increased by $0.7 million due to legal, accounting and consulting services.

Other Income, Net

Other income, net was $1.8 million for the nine months ended September 30, 2020 compared to other income, net of $0.2 million for the nine months ended September 30, 2019. The increase of $1.6 million was primarily due to interest earned from higher cash and investment balances.

Liquidity and Capital Resources

Liquidity

Due to our significant research and development expenditures, we have generated operating losses since our inception. We have funded our operations primarily through the sale of convertible preferred stock and common stock and the issuance of unsecured promissory notes. As of September 30, 2020, we had cash and investments of $180.2 million. As of September 30, 2020, we had an accumulated deficit of $163.9 million. We believe that our cash and investments will be sufficient to fund our planned operations into early 2022.

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

In addition, we will continue to require additional funding in order to complete development of our product candidates and commercialize our products, if approved. We may seek to raise any necessary additional capital through a combination of public or private equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other marketing and distribution arrangements. For example, in November 2020, we filed with the SEC a shelf registration statement on Form S-3, pursuant to which we may offer debt securities, preferred stock, common stock and certain other securities from time to time up to a maximum aggregate amount of $400,000,000. There can be no assurance that, in the event we require additional financing, such financing will be available at terms acceptable to us, if at all. Failure to generate sufficient cash flows from operations, raise additional capital, and reduce discretionary spending should additional capital not become available could have a material adverse effect on our ability to achieve our intended business objectives. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated preclinical studies and clinical trials. To the extent that we raise additional capital through collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our product candidates, future revenue streams or research programs at an earlier stage of development or on less favorable terms than we would otherwise choose or to grant licenses on terms that may not be favorable to us. If we do raise additional capital through public or private equity or convertible debt offerings, the ownership interest of our existing stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our stockholders’ rights. If we raise additional capital through debt financing, we may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we are unable to obtain additional funding from these or other sources, it may be necessary to significantly reduce our rate of spending through reductions in staff and delaying, scaling back, or stopping certain research and development programs.

Summary Statement of Cash Flows

The following table sets forth the primary sources and uses of cash for each of the periods presented below:

	Nine Months Ended
	September 30,
(in thousands)	2020	2019
Net cash used in operating activities	$(44,539)	$(33,049)
Net cash provided by (used in) investing activities	37,061	(59,511)
Net cash provided by (used in) financing activities	(1,129)	284,252

Net Cash Used in Operating Activities

For the nine months ended September 30, 2020, net cash used in operating activities was $44.5 million, which consisted of a net loss of $56.7 million, offset by a net change of $3.9 million in our net operating assets and liabilities and $8.3 million in non-cash charges. The net change in our operating assets and liabilities was primarily due to an increase in accrued liabilities of $4.0 million and a decrease in prepaid expenses of $2.2 million, partially offset by a decrease in lease liabilities of $1.8 million, a decrease in accounts payable of $0.3 million, and an increase in other assets of $0.2 million. The non-cash charges primarily consisted of stock-based compensation of $5.9 million, non-cash lease expense of $1.9 million and depreciation expense of $0.7 million, offset by net amortization of premiums and accretion of discounts on investments of $0.2 million.

For the nine months ended September 30, 2019, cash used in operating activities was $33.0 million, which consisted of a net loss of $28.3 million and a net change of $6.9 million in our net operating assets and liabilities, partially offset by $2.2 million in non-cash charges. The net change in our operating assets and liabilities was primarily due to a decrease in accrued liabilities of $1.4 million, a decrease in lease liabilities of $0.8 million, and an increase in prepaid expenses of $5.3 million, partially offset by an increase in accounts payable of $0.7 million. The non-cash charges primarily consisted of non-cash lease expense of $1.2 million, stock-based compensation of $0.6 million, and depreciation expense of $0.4 million.

Net Cash Provided by (Used in) Investing Activities

For the nine months ended September 30, 2020, net cash provided by investing activities was $37.1 million, which consisted of $211.6 million in maturities of investments, offset by $163.7 million in purchases of investments and $10.8 million in purchases of property, plant, and equipment, primarily for research and development activities.

For the nine months ended September 30, 2019, cash used in investing activities was $59.5 million, which consisted of $57.8 million in purchases of investments and $1.7 million in purchases of lab equipment for research and development activities.

Net Cash Provided by (Used in) Financing Activities

For the nine months ended September 30, 2020, net cash used in financing activities was $1.1 million, which primarily consisted of $1.5 million related to payments of employee taxes and exercise costs for shares withheld in connection with stock option exercises. These payments were partially offset by $0.3 million of proceeds received from purchases under the employee stock purchase plan.

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

Contractual Obligations and Commitments

As of September 30, 2020, there have been no material changes from the contractual obligations and commitments as of December 31, 2019 previously disclosed in our Annual Report on Form 10-K filed with the SEC on March 26, 2020.

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

Our critical accounting policies are described in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Use of Estimates” in our Annual Report on Form 10-K filed with the SEC on March 26, 2020 and the notes to the financial statements appearing elsewhere in this Quarterly Report on Form 10-Q. During the nine months ended September 30, 2020, there were no material changes to our critical accounting policies from those discussed in our Annual Report on Form 10-K filed with the SEC on March 26, 2020.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The primary objectives of our investment activities are to ensure liquidity and to preserve capital. We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities. There was no material foreign currency risk for the nine months ended September 30, 2020. We held $180.2 million in cash and investments as of September 30, 2020 which consisted of money market funds, U.S. Treasury securities, corporate bonds, commercial paper, and U.S. government agency securities. We held no interest-bearing liabilities as of September 30, 2020. Historical fluctuations in interest rates have not been significant for us. Due to the short-term maturities of our cash equivalents, an immediate 10% relative change in interest rates would not have a material effect on the fair market value of our cash equivalents.

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

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2020, we began using a new enterprise resource planning (ERP) system for financial reporting. As a result, we updated our internal controls to accommodate changes to our business processes and accounting procedures. There were no other changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a‑15(d) and 15d‑15(d) of the Exchange Act during the quarter ended September 30, 2020, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In December 2019, a novel strain of coronavirus (SARS-CoV-2) was reported to have surfaced in Wuhan, China, causing the disease COVID-19. Since then, the virus has spread widely, resulting in the World Health Organization characterizing COVID-19 as a pandemic. The extent to which COVID-19 impacts our business will depend on future developments, which are highly uncertain and cannot be predicted, such as the duration and severity of outbreaks, travel restrictions and social distancing in the United States and other countries, temporary closures of our facility, the facilities of our partners, clinical trial sites, service providers, suppliers or contract manufacturers or other business disruptions due to outbreaks of COVID-19, other related restrictions imposed by governments due to the COVID-19 pandemic and the effectiveness of actions taken in the United States and other countries to contain and treat the disease and to address its impact, including on financial markets or otherwise. As a result of the COVID-19 restrictions in California, the commencement of the build-out of our GMP manufacturing facility in Mountain View was delayed by a few months, and if similar restrictions are reimposed or we experience further delays as a result of the COVID-19 pandemic, the timeline for completion of the facility could be negatively affected. As the COVID-19 pandemic continues, we could experience other disruptions that could severely impact our business, current and planned clinical trials and preclinical research, including:

▪

delays or difficulties in enrolling and retaining patients in our ongoing and planned clinical trials, and incurrence of additional costs as a result of any preclinical study and clinical trial delays and adjustments;

▪	challenges related to ongoing and increased operational expenses related to the COVID-19 pandemic;
▪	delays or difficulties in clinical site initiation, including difficulties in recruiting clinical site investigators and clinical site staff;
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

▪

interruption or delays of key clinical trial activities, such as clinical trial site monitoring and collecting sufficient clinical data, due to the spread of COVID-19, patient safety considerations or limitations on travel imposed or recommended by federal or state governments, employers and others;

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

We may be required to develop and implement additional clinical trial policies and procedures designed to help protect subjects from the COVID-19 virus. For example, the FDA has issued guidance on conducting clinical trials during the pandemic, which describes a number of considerations for sponsors of clinical trials impacted by the pandemic, and includes reporting requirements, and additional guidance on the Good Manufacturing Practice considerations for responding to COVID-19 infection and other topics.

While the extent of the impact of the current COVID-19 outbreak on our business and financial results is uncertain, we will continue to assess the impact that COVID-19 may have on our ability to effectively conduct our business operations as planned and there can be no assurance that we will be able to avoid a material impact on our business, financial condition and operating results from the spread of COVID-19 or its consequences, including disruption to our business and downturns in business sentiment generally or in our industry.

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

We are early in our development efforts and have not yet completed the development of any of our product candidates. As a result, we are not currently permitted to market or sell any of our product candidates in any country, and we may never be able to do so in the future. We have a limited number of product candidates and discovery programs, all of which are in preclinical development or early stage clinical development. We have begun dosing patients in our Phase 1 clinical trial evaluating IGM-2323, our lead product candidate, and in September 2020, we announced the dosing of the first patient in our Phase 1 clinical trial evaluating IGM-8444, our second product candidate, but have not commenced any other clinical trial or completed any clinical trials, and we have not received marketing approval, for any of our product candidates. Our product candidates will require clinical development, evaluation of preclinical, clinical and manufacturing activities, marketing approval from government regulators, substantial investment and significant marketing efforts before we generate any revenues from product sales, if ever. We have limited experience in conducting and managing the clinical trials necessary to obtain regulatory approvals. Our ability to generate product revenue and achieve and sustain profitability depends on, among other things, obtaining regulatory approvals for our product candidates. Obtaining regulatory approval of our product candidates will depend on many factors, including, but not limited to, the following:

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

In October 2019, we announced the dosing of the first patient in our Phase 1 clinical trial of IGM-2323, our lead product candidate, for the treatment of relapsed/refractory B cell NHL patients, and, in September 2020 we announced the dosing of the first patient in our Phase 1 clinical trial of IGM-8444, our second product candidate, for the treatment of patients with solid cancers and NHL. We expect to file an IND for IGM-7354 for the treatment of patients with solid and hematological malignancies in 2021. We may experience delays in our ongoing or future preclinical studies or clinical trials, and we do not know whether future preclinical studies or clinical trials will begin on time, need to be redesigned, enroll an adequate number of patients on time or be completed on schedule, if at all. The commencement or completion of these clinical trials could be substantially delayed or prevented by many factors, including:

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

All of our product candidates and discovery programs are in preclinical development or early stage clinical development, and not all adverse effects of drugs can be predicted or anticipated. Unforeseen side effects from our product candidates could arise at any time during clinical development or, if approved by regulatory authorities, after the approved product has been marketed. In October 2019, we announced the dosing of the first patient in our Phase 1 clinical trial of our lead product candidate, IGM-2323, and in September 2020, we announced the dosing of the first patient in our Phase 1 clinical trial of our second product candidate, IGM-8444, but we do not yet have any extensive safety data in humans. IGM-7354 and our discovery programs have not been tested on humans at all.

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

The results of ongoing or future clinical trials may also show that IGM-2323, IGM-8444, IGM-7354 and/or our discovery programs may cause undesirable or unacceptable side effects, which could interrupt, delay or halt clinical trials, and result in delay of, or failure to obtain, marketing approval from the FDA or comparable foreign regulatory authorities, or result in marketing approval from the FDA or comparable foreign regulatory authorities with restrictive label warnings or for limited patient populations, or result in potential product liability claims. No regulatory agency has made any determination that any of our product candidates or discovery programs is safe or effective for use by the general public for any indication.

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

The development and commercialization of drugs and therapeutic biologics is highly competitive and subject to rapid and significant technological change. We are currently developing biotherapeutics that will compete with other drugs and therapies that currently exist or are being developed in the segments of the pharmaceutical, biotechnology and other related markets that develop oncology treatments. Product candidates we may develop in the future are also likely to face competition from other drugs and therapies, some of which we may not currently be aware. We have competitors both in the United States and internationally, including major multinational pharmaceutical companies, established biotechnology companies, specialty pharmaceutical companies, universities, academic institutions, government agencies and other public and private research organizations that conduct research, seek patent protection and establish collaborative arrangements for the research, development, manufacturing and commercialization of cancer immunotherapies. Many of our competitors have significantly greater financial, manufacturing, marketing, drug development, technical and human resources and commercial expertise than we do. Large pharmaceutical companies, in particular, have extensive experience in clinical testing, obtaining regulatory approvals, recruiting patients and in manufacturing pharmaceutical products. These companies also have significantly greater research and marketing capabilities than we do and may also have products that have been approved or are in late stages of development and collaborative arrangements in our target markets with leading companies and research institutions. Established pharmaceutical companies may also invest heavily to accelerate discovery and development of novel compounds or to in-license novel compounds that could make our product candidates obsolete. As a result of all of these factors, our competitors may succeed in obtaining patent protection or FDA or other regulatory approval or discovering, developing and commercializing products in our field before we do.

There are a large number of companies developing or marketing treatments for cancer, including most major pharmaceutical and biotechnology companies, as well as many smaller biotechnology companies. These treatments consist both of small molecule drug products as well as biologics that work by using antibody therapeutic platforms to address specific cancer targets. In addition, many companies, including large pharmaceutical and biotechnology companies such as AbbVie, Amgen, AstraZeneca, Bristol-Myers Squibb, Merck, Novartis, Pfizer and Roche/Genentech, are also developing treatments for cancer.

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

As product candidates are developed through preclinical to late-stage clinical trials towards approval and commercialization, it is common that various aspects of the development program, such as manufacturing methods and formulation, are altered along the way in an effort to optimize yield and manufacturing batch size, minimize costs and achieve consistent quality and results. Such changes carry the risk that they will not achieve these intended objectives. Any of these changes could cause our product candidates to perform differently and affect the results of ongoing, planned or future clinical trials conducted with the altered materials. This could delay completion of clinical trials, require the conduct of bridging clinical trials or the repetition of one or more clinical trials, increase clinical trial costs, delay approval of our product candidates and jeopardize our ability to commence product sales and generate revenue.

The design or execution of our clinical trials may not support regulatory approval.

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

The market opportunities for our product candidates may be limited to those patients who are ineligible for or have failed prior treatments and may be small. The FDA often approves new cancer therapies only for use after one or more other treatments have failed. When cancer is detected early enough, first-line therapy, such as chemotherapy, hormone therapy or surgery, is sometimes adequate to treat the patient. If first-line therapy proves unsuccessful, second-line therapies, such as additional chemotherapy, radiation, antibody drugs, tumor targeted small molecules, or a combination of these therapies, may be administered. Third- or fourth-line therapies may include bone marrow transplantation, antibody and small molecule targeted therapies, more invasive forms of surgery, and new technologies. We may initially seek approval of our product candidates for patients who have failed one or more approved treatments. For instance, in October 2019, we announced the dosing of the first patient in our Phase 1 clinical trial of IGM-2323 for the treatment of relapsed/refractory B cell NHL patients, and in September 2020, we announced the dosing of the first patient in our Phase 1 clinical trial of IGM-8444 for the treatment of patients with solid cancers and NHL. Even if we obtain regulatory approval and significant market share for IGM-2323 or IGM-8444, because the potential target population may be small, we may never achieve profitability without obtaining regulatory approval for additional indications. In addition, there is no guarantee that any of our product candidates, even if approved, would be approved as a particular line of treatment. In addition, even if any of our product candidates were approved for a particular line of treatment, we would likely have to conduct additional clinical trials prior to gaining approval as an earlier line of treatment.

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

As of September 30, 2020, we had 103 full-time employees. As our development and commercialization plans and strategies develop, and as we transition into operating as a public company, we expect to expand our employee base for managerial, operational, financial and other resources. Additionally, as our product candidates and discovery programs enter and advance through preclinical studies and any clinical trials, we will need to expand our research, development, manufacturing, regulatory and sales and marketing capabilities or contract with other organizations to provide these capabilities for us. Future growth would impose significant added responsibilities on members of management, including the need to identify, recruit, maintain, motivate and integrate additional employees. Also, our management may need to divert a disproportionate amount of their attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, give rise to operational errors, loss of business opportunities, loss of employees and reduced productivity amongst remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of existing and additional product candidates and discovery programs. If our management is unable to effectively manage our expected growth, our expenses may increase more than expected, our ability to generate or grow revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize our product candidates and compete effectively with others in our industry will depend on our ability to effectively expand our organization and manage any future growth.

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

In addition, the interpretation and application of consumer, health-related and data protection laws in the United States, the European Union, and elsewhere are often uncertain, contradictory and in flux. For example, the California Consumer Privacy Act (the CCPA), which went into effect on January 1, 2020, among other things, requires new disclosures to California consumers and affords such consumers new abilities to opt out of certain sales of personal information. The CCPA provides civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. Aspects of the CCPA, and its interpretation and enforcement remain uncertain. The effects of this legislation potentially are far-reaching and may require us to modify our data processing practices and policies and incur substantial compliance-related costs and expenses. The CCPA has been amended on multiple occasions, and it is unclear whether it will be further amended. For example, the California Privacy Rights Act (CPRA) was recently certified by the California Secretary of State to appear on the ballot for the November 3, 2020 election. If this initiative is approved by California voters, the CPRA would significantly modify the CCPA, potentially resulting in further uncertainty and requiring us to incur additional costs and expenses in an effort to comply. Although the CCPA includes exemptions for certain clinical trials data, the law may increase our compliance costs and potential liability with respect to other personal information we collect about California consumers. It is possible that these consumer, health-related and data protection laws may be interpreted and applied in a manner that is inconsistent with our practices. If so, this could result in government-imposed fines or orders requiring that we change our practices, which could adversely affect our business. In addition, these privacy regulations vary between states, may differ from country to country, and may vary based on whether testing is performed in the United States or in the local country. Complying with these various laws could cause us to incur substantial costs or require us to change our business practices and compliance procedures in a manner adverse to our business.

Furthermore, the loss of clinical trial data from ongoing, completed or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Likewise, we rely on other third parties for the manufacture of our product candidates and to conduct clinical trials, and similar events relating to their computer systems could also have a material adverse effect on our business.

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
▪

establishment of a Center for Medicare & Medicaid Innovation at CMS to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drug spending

Since its enactment, there have been judicial and Congressional challenges to certain aspects of the ACA, and we expect there will be additional challenges and amendments to the ACA in the future. In addition, other legislative changes have been proposed and adopted since the ACA was enacted. These changes include aggregate reductions to Medicare payments to providers of up to 2% per fiscal year pursuant to the Budget Control Act of 2011, which began in 2013 due to subsequent legislative amendments will remain in effect through 2029 unless additional Congressional action is taken. The Coronavirus Aid, Relief, and Economic Security Act (CARES Act), which was signed into law on March 27, 2020, designed to provide financial support and resources to individuals and businesses affected by the COVID-19 pandemic, suspended the 2% Medicare sequester from May 1, 2020 through December 31, 2020, and extended the sequester by one year, through 2030, in order to offset the added expense of the 2020 cancellation. Moreover, there has recently been heightened governmental scrutiny over the manner in which drug manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. At the federal level, the Trump administration’s budget proposal for fiscal year 2021 contains further drug price control measures that could be enacted during the 2021 budget process or in other future legislation, including, for example, measures to permit Medicare Part D plans to negotiate the price of certain drugs under Medicare Part B, to allow some states to negotiate drug prices under Medicaid, and to eliminate cost sharing for generic drugs for low-income patients. The Trump administration released a “Blueprint” to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products and reduce the out of pocket costs of drug products paid by consumers. Recently, the Trump administration announced four Executive Orders to lower drug prices, including: (i) a policy that would tie certain Medicare Part B drug prices to international drug prices, or the “most favored nation price,” the details of which were released in September 2020 and also expanded to cover certain Part D drugs; (ii) an order that directs HHS to finalize the Canadian drug importation proposed rule previously issued by HHS and makes other changes allowing for personal importation of drugs from Canada; (iii) an order that directs HHS to finalize the rulemaking process on modifying the Anti-Kickback Statute safe harbors for discounts for plans, pharmacies, and pharmaceutical benefit managers; and (iv) a policy that reduces costs of insulin and EpiPen to patients of federally qualified health centers. While some of these and other measures may require additional authorization to become effective, Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. These Executive Orders do not provide the specifics for implementation and raise significant questions as to whether their directives are consistent with existing statutory and regulatory authority. For the policies contained within the orders to have any effect, agencies would need to take additional administrative actions. How these executive orders will be implemented and their impact on the industry remain uncertain. Depending on the details of further administrative actions, some of these proposals could have significant impacts for drug manufacturers and providers.

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

▪

the federal Open Payments program under the Physician Payments Sunshine Act, created under Section 6002 of the ACA and its implementing regulations requires certain manufacturers of covered drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) and applicable group purchasing organizations to report annually to CMS information related to “payments or other transfers of value” made to covered recipients, such as physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, and further that such applicable manufacturers and applicable group purchasing organizations to report annually to CMS ownership and investment interests held by physicians (as defined above) and their immediate family members. The information reported annually is publicly available on a searchable website. Pursuant to the “Substance Use-Disorder Prevention that Promoted Opioid Recovery and Treatment for Patients and Communities Act”, signed into law in 2018, which, under the provision entitled “Fighting the Opioid Epidemic with Sunshine,” in part, extends the reporting and transparency requirements for physicians under the Physician Payments Sunshine Act to physician assistants, nurse practitioners, and other mid-level practitioners, with these new reporting requirements going into effect in 2022 for payments and transfers of value made in 2021;

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

We have incurred significant losses since our inception. Our net loss for the nine months ended September 30, 2020 and the year ended December 31, 2019 was $56.7 million and $43.1 million, respectively. As of September 30, 2020, our accumulated deficit was approximately $163.9 million. We expect to continue to incur losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of, and seek regulatory approvals for, our product candidates, prepare for and begin to commercialize any approved product candidates and add infrastructure and personnel to support our product development efforts and operations as a public company. The net losses and negative cash flows incurred to date, together with expected future losses, have had, and likely will continue to have, an adverse effect on our shareholders’ deficit and working capital. The amount of future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenue. The net losses we incur may fluctuate significantly from quarter-to-quarter such that a period-to-period comparison of our results of operations may not be a good indication of our future performance.

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

As of September 30, 2020, we had $180.2 million in cash and investments. On September 20, 2019, we closed our IPO, selling an aggregate of 12,578,125 shares of our common stock at $16.00 per share. Proceeds from our IPO, net of underwriting discounts and commissions and offering expenses payable by us, were approximately $183.0 million. We believe that our existing cash and investments will enable us to fund our operating expenses and capital expenditure requirements into early 2022. Our estimate as to how long we expect the net proceeds from our IPO, together with our existing cash and investments to be able to continue to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned. In addition, because successful development of our product candidates is uncertain, we are unable to estimate the actual funds we will require to complete research and development and to commercialize our product candidates.

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

We may from time to time raise additional capital through the sale of equity or convertible debt securities. If we issue additional shares of common stock at a discount from the current trading price of our common stock, our stockholders would experience immediate dilution upon the purchase of any shares of our common stock sold at such discount. In addition, as opportunities present themselves, we may enter into financing or similar arrangements in the future, including the issuance of debt securities, preferred stock or common stock. In November 2020, we filed with the SEC a shelf registration statement on Form S-3, pursuant to which, once effective, we may offer common stock, preferred stock, debt securities and certain other securities from time to time up to a maximum aggregate amount of $400,000,000. If in the future we issue additional shares of common stock or securities convertible into common stock, our common stockholders would experience additional dilution and, as a result, the market price of our common stock may decline.

Further, if we raise additional capital through the sale of equity or convertible debt securities, the terms of these new securities may include liquidation or other preferences that adversely affect your rights as a common stockholder. Debt financing, if available at all, may involve fixed payment obligations or agreements that include covenants limiting or restricting our ability to take specific actions such as incurring additional debt, making capital expenditures, or declaring dividends. If we raise additional funds through partnerships, collaborations, strategic alliances, or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, product candidates, or future revenue streams, or grant licenses on terms that are not favorable to us. We cannot assure you that we will be able to obtain additional funding if and when necessary. If we are unable to obtain adequate financing on a timely basis, we could be required to delay, scale back or eliminate one or more of our clinical or discovery programs or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans.

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

As of September 30, 2020, we had $180.2 million of cash and investments. While we are not aware of any downgrades, material losses, or other significant deterioration in the fair value of our cash equivalents or investments since September 30, 2020, no assurance can be given that further deterioration of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents or our ability to meet our financing objectives. Furthermore, our stock price may decline due in part to the volatility of the stock market and general economic downturn.

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

We currently have limited in-house manufacturing experience and personnel. While we are in the process of designing and developing a cGMP manufacturing facility for the manufacture of clinical trial drug materials, we expect to continue to rely for some time on third parties to manufacture our product candidates for preclinical testing and clinical trials, in compliance with applicable regulatory and quality standards, and may do so for the commercial manufacture of some of our product candidates, if approved. To date, we have obtained bulk drug substance (BDS) for IGM-2323 and IGM-8444 from a single-source third-party contract manufacturer, and we expect to obtain BDS for IGM-7354 from single-source third-party contract manufacturers as well. Any reduction or halt in supply of BDS from either of these contract manufacturers could severely constrain our ability to develop our product candidates until a replacement contract manufacturer is found and qualified. In addition, we currently rely on a third-party contract research organization for the conduct of our clinical assays and we have experienced, and may continue to experience, delays and interruptions, as well as quality and design errors, in this supply of information to us. If we are unable to arrange for and maintain such third-party manufacturing and analytical sources that are capable of meeting regulatory standards, or fail to do so on commercially reasonable terms, we may not be able to successfully produce sufficient supply of product candidate or clinical sample analysis data, or we may be delayed in doing so. If we are unable to arrange for and maintain such third-party manufacturing sources that are capable of meeting regulatory standards, or fail to do so on commercially reasonable terms, we may not be able to successfully produce sufficient supply of product candidate or we may be delayed in doing so. If we were to experience an unexpected loss of supply of our product candidates, for any reason, whether as a result of manufacturing, supply or storage issues, the impacts of the COVID-19 pandemic or otherwise, we could experience delays, disruptions, suspensions or terminations of, or be required to restart or repeat, any pending or ongoing clinical trials. Such failure or substantial delay or loss of supply could materially harm our business.

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

Our strategy depends on our ability to identify, seek, obtain and maintain patent protection for our discoveries. As of September 30, 2020, our patent portfolio included 23 granted patents in six countries or regions, 149 pending applications in active prosecution in 15 countries or regions, six pending Patent Cooperation Treaty (PCT) applications (four unpublished), and six pending unpublished provisional applications. Our patent portfolio is relatively small compared to many large and more established pharmaceutical and biotechnology companies that have patent portfolios consisting of hundreds, and in some case even thousands, of granted patents. As our patent portfolio grows, we expect patent protection will continue to be an important part of our strategy. The patent protection process is expensive and time consuming, and we may not be able to file and prosecute all necessary or desirable patent applications, or maintain and enforce any patents that may issue from such patent applications, at a reasonable cost or in a timely manner or in all jurisdictions where protection may be commercially advantageous. It is also possible that we will fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection. Moreover, in some circumstances, we may not have the right to control the preparation, filing and prosecution of patent applications, or to maintain the patents, covering technology that we have licensed from third parties. Therefore, our owned or in-licensed patents and patent applications may not be prosecuted and enforced in a manner consistent with the best interests of our business. Our patent applications cannot be enforced against third parties practicing the technology claimed in such applications unless, and until, patents issue from such applications, and then only to the extent the issued claims cover the technology. The patent applications that we own or in-license may fail to result in issued patents with claims that cover our current and future product candidates in the United States or in other foreign countries or that effectively prevent third parties from commercializing competitive product candidates.

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

As of September 30, 2020, Haldor Topsøe Holding A/S (HTH), together with other holders of 5% or more of our outstanding capital stock and their respective affiliates, beneficially owned 23,449,545 shares, or 76%, of our outstanding capital stock (which includes 17,018,340 shares, or approximately 70%, of our voting common stock). Accordingly, our principal stockholders will be able to control most matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, including mergers and sales of all or substantially all of our assets. The interests of these principal stockholders may not always coincide with your interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders. For example, our concentration of ownership could have the effect of delaying or preventing a change in control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could cause the market price of our common stock to decline or prevent our stockholders from realizing a premium over the market price for their shares of our common stock.

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

Certain holders of our common stock (including common stock issuable upon conversion of our non-voting common stock) have rights, subject to certain conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. Registration of these shares under the Securities Act would result in the shares becoming freely tradeable in the public market, subject to the restrictions of Rule 144 in the case of our affiliates. In addition, we filed a registration statement on Form S-8 to register shares of our common stock reserved for future issuance under our equity compensation plans. As a result, shares registered under this registration statement will be available for sale in the public market subject to the satisfaction of applicable vesting arrangements and the exercise of such options and, in the case of our affiliates, the restrictions of Rule 144. If any of these additional shares are sold, or if it is perceived that they will be sold, in the public market, the market price of our common stock could decline.

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

During the quarter ended September 30, 2020, we began using a new enterprise resource planning (ERP) system for financial reporting. As a result, we updated our internal controls to accommodate changes to our business processes and accounting procedures. In connection with our ongoing evaluation of our internal controls over financial reporting, we may make further upgrades to our finance and accounting systems. If we are unable to accomplish these objectives in a timely and effective manner, our ability to comply with the financial reporting requirements and other rules that apply to reporting companies could be adversely impacted. Any failure to maintain effective internal control over financial reporting could have a material adverse effect on our business, financial condition and results of operations and the trading price of our common stock.

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

An independent assessment of the effectiveness of our internal controls could detect problems that our management’s assessment might not. In addition, our management and independent registered public accounting firm did not perform an evaluation of our internal control over financial reporting as of December 31, 2019 or 2018 in accordance with the provisions of the Sarbanes-Oxley Act. Had we and our independent registered public accounting firm performed such an evaluation, control deficiencies may have been identified by management or our independent registered public accounting firm, and those control deficiencies could have also represented one or more material weaknesses. Undetected material weaknesses in our internal controls could lead to financial statement restatements and require us to incur the expense of remediation.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

10.1+	Amended and Restated 2019 Employee Stock Purchase Plan, amended July 30, 2020 and forms of agreements thereunder.

10.2+	Amended and Restated 2018 Omnibus Incentive Plan, amended July 30, 2020 and forms of agreements thereunder

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

+	Indicates management contract or compensatory plan.
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

IGM Biosciences, Inc.

Date: November 5, 2020	By:	/s/ Fred Schwarzer
Fred Schwarzer
Chief Executive Officer and President (Principal Executive Officer)

Date: November 5, 2020	By:	/s/ Misbah Tahir
Misbah Tahir
Chief Financial Officer (Principal Financial and Accounting Officer)