Form 10-K
period 2020-12-31
IGM Biosciences, Inc.
filed 2021-03-30
CIK 1496323

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐ NO ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the Registrant, based on the closing price of a share of the Registrant’s common stock on June 30, 2020 as reported by the NASDAQ Global Select Market on such date was approximately $513,600,000. Shares of the Registrant’s common stock held by each executive officer, director and holder of 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This calculation does not reflect a determination that certain persons are affiliates of the Registrant for any other purpose.

As of March 24, 2021, the Registrant had 25,574,983 shares of common stock, $0.01 par value per share, and 6,431,205 shares of non-voting common stock, $0.01 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain sections of the Registrant’s definitive Proxy Statement to be filed in connection with the Registrant’s 2021 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such definitive Proxy Statement will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the Registrant’s fiscal year ended December 31, 2020.

i

Show Special Note Regarding Forward Looking Statements

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

We have based these forward-looking statements largely on our current expectations and projections about our business, the industry in which we operate and financial trends that we believe may affect our business, financial condition, results of operations, and prospects, and these forward-looking statements are not guarantees of future performance or development. These forward-looking statements speak only as of the date of this Annual Report on Form 10-K and are subject to a number of risks, uncertainties, and assumptions described in the section titled “Risk Factors” and elsewhere in this Annual Report on Form 10-K. Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, you should not rely on these forward-looking statements as predictions of future events. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. Except as required by applicable law, we undertake no obligation to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, or otherwise.

PART I

Item 1. Business.

Overview

We are a biotechnology company pioneering the development of engineered IgM antibodies for the treatment of multiple diseases. IgM antibodies have inherent properties that we believe may enable them to bind more strongly to cells than comparable IgG antibodies. We have created a proprietary IgM antibody technology platform that we believe is particularly well suited for developing T cell engagers, receptor cross-linking agonists and targeted cytokines. Our lead product candidate, IGM-2323, a bispecific T cell engaging IgM antibody targeting CD20 and CD3 proteins, is in an ongoing Phase 1 clinical trial for the treatment of relapsed/refractory B cell Non-Hodgkin’s lymphoma (NHL) patients. Our second product candidate, IGM-8444, is an IgM antibody targeting Death Receptor 5 (DR5) proteins which may prove to be useful for the treatment of patients with solid and hematologic malignancies. In September 2020, we announced the dosing of the first patient in our Phase 1 clinical trial of IGM-8444 for the treatment of solid cancers and NHL. Our pipeline also includes IGM-7354, a bispecific IgM antibody delivering interleukin-15 (IL-15) cytokines to PD-L1 expressing cells for the treatment of patients with solid and hematologic malignancies. We plan to file an investigational new drug (IND) application for IGM-7354 in 2021.

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

▪	Substantially greater ability to utilize the complement dependent cytotoxicity (CDC) mechanism of killing targeted cells, which kills cancer cells without requiring the presence of immune cells; and
▪	Stronger binding to viral targets, which may result in more potent neutralization of viruses.

Despite these inherent biological advantages, while IgG antibodies have been broadly developed as therapeutic medicines, we believe the therapeutic potential of engineered IgM antibodies has remained largely unexplored.

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

The versatility of our IgM platform positions us to evaluate multiple approaches to treat patients with solid and hematologic malignancies. Our ability to develop engineered IgM antibodies against various targets allows for the creation of a broad and differentiated product pipeline. Our initial oncology efforts are focused on three broad applications of IgM antibodies:

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

Our Pipeline

Our lead product candidate, IGM-2323, is a CD20 x CD3 bispecific IgM antibody for the treatment of patients with CD20-positive cancer. CD20 is a protein commonly expressed on the surface of NHL cells and chronic lymphocytic leukemia (CLL) cells, while CD3 is a protein expressed on the surface of T cells. IGM-2323 contains 10 binding domains for CD20 and one binding domain for CD3. In October 2019, we announced the dosing of the first patient in our Phase 1 clinical trial of IGM-2323 for the treatment of relapsed/refractory B cell NHL patients, which is B cell NHL that has either not responded to initial treatment or responded to treatment but then returns. In December 2020 we announced our first clinical data with IGM-2323. Treatment with combination chemo-immunotherapy, such as with rituximab-based regimens, or high dose chemotherapy and bone marrow transplant, is generally effective and may cure approximately 50-70% of patients with aggressive B cell NHL. Indolent B cell NHL, which represents approximately 40% of B cell NHL cases, remains mostly incurable at advanced stages with current therapies.

Our second product candidate, IGM-8444, is an IgM antibody targeting DR5 for the treatment of patients with solid and hematologic malignancies. DR5 receptors are expressed on a broad range of solid tumors as well as leukemias and lymphomas, but their intracellular apoptotic signaling requires efficient cross-linking of at least three DR5 receptors. IGM-8444 demonstrated significantly enhanced apoptotic signaling compared to an IgG antibody with the same binding domains, resulting in >1,000 fold increased potency in killing cancer cells from multiple cancer cell types in our studies outside of living organisms (in vitro). In our studies in living organisms (in vivo), specifically cynomolgus monkeys, no untoward toxicity was observed with IGM-8444. In September 2020, we announced the dosing of the first patient in our Phase 1 clinical trial of IGM-8444 for the treatment of solid cancers and NHL.

Our third oncology product candidate, IGM-7354, is a bispecific IgM antibody that delivers IL-15 to PD-L1 expressing cells for the treatment of patients with solid and hematologic malignancies. In nature, IL-15 stimulates T cells and natural killer (NK) cells to proliferate and maintain their long-term survival. Our IgM platform allows us to attach IL-15 to the J chain of an IgM antibody targeting PD-L1. We expect to file an IND for IGM-7354 in 2021.

The following table highlights our lead oncology programs:

The following table highlights oncology discovery programs that we are currently prioritizing:

We estimate that these discovery programs are at least a year away from clinical studies, assuming they meet our requirements for advancement. We do not anticipate advancing all of these programs into clinical testing, and some of these programs may be supplanted by other IgM discovery programs. In addition to these oncology programs, we are also developing IgM antibodies for the possible prevention and treatment of COVID-19.

Our Team

Our management team and board of directors have decades of biotechnology experience and perspective in areas such as cancer biology, immunotherapy, immunology, antibody discovery, protein engineering and clinical development. They bring a strong history of leadership, innovation and research and development experience at leading companies, including Roche/Genentech, Amgen, Gilead Sciences, Novartis, Merck & Co., Celgene, Millennium Pharmaceuticals, Shire, Kite Pharma, Bavarian Nordic, and Northern Biologics. Members of our team were involved in the discovery, development or commercialization of multiple therapeutics, including Tecentriq, Yescarta, Zydelig, Avastin, Lucentis, Vectibix, Activase, TNKase and Kogenate.

Our Differentiated Approach and Proprietary Platform

We are developing IgM antibodies that have properties which we believe may enable them to bind more strongly to cancer cells than comparable IgG antibodies in many therapeutic applications. IgM antibodies have 10 binding domains compared to 2 for IgG antibodies, which results in far greater binding power to a cell surface target.

Over the past 40 years, the biotechnology industry’s development of antibodies has yielded effective therapeutic drugs for the treatment of patients with a variety of diseases including cancer and autoimmune diseases. According to market research, antibody related therapies generated over $140 billion in reported worldwide sales in 2019. All of these antibodies are members of the IgG class. We are pioneering the development of new therapies based on the IgM class of antibodies. We believe our IgM antibodies could have therapeutic applications across a wide range of diseases, including oncology and infectious and autoimmune diseases.

There are two measures of target binding strength that are generally used in connection with antibodies:

▪	Affinity—the binding strength of each individual binding domain of the antibody bound to the target; and
▪	Avidity—the combined binding strength of all of the binding domains of the antibody bound to the target.

The greater number of binding domains of an IgM antibody results in far greater avidity to a cell surface or virus as compared with an IgG antibody with the same affinity per binding domain. The greater number of binding domains also allows IgM antibodies to bind more cell surface or viral targets in close proximity with a single antibody. The inherent biological advantages of IgM antibodies enable:

▪	Stronger binding to cell surface targets, including those with low expression levels, which may result in better and more complete targeting of cancer cells;
▪	Stronger binding to viral targets, which may result in more potent neutralization of viruses;
▪	Stronger binding to difficult targets, such as tumor associated carbohydrates and glycosylated proteins, which has the potential to expand the range of addressable cancer targets;
▪	Greater ability to cross-link cell surface receptors, which may significantly enhance cellular signaling for killing cancer cells or stimulating T cells; and
▪	Substantially greater ability to utilize the complement dependent cytotoxicity (CDC) mechanism of killing targeted cells, which kills cancer cells without requiring the presence of immune cells.

Development of IgM antibodies has been historically limited by difficulties encountered in the recombinant expression and manufacture of these antibodies. Through our focused efforts which began in 2010, we have developed a broad range of skills, knowledge and trade secrets that have allowed us to successfully express and manufacture a wide range of IgM antibodies.

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

We believe that our IgM platform creates significant competitive advantages and can serve as the foundation for the development of a broad range of IgM based therapeutic drugs. The following table compares the key properties of IgG antibodies to those of naturally occurring IgM antibodies, as well as to our engineered IgM bispecific antibodies:

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

Targeted Cytokines

We are using our IgM platform to create bifunctional IgM antibodies with high avidity to selected cell surface targets to deliver potent, immune stimulating cytokines. These IgM antibodies will initially target the delivery of IL-15 to induce immune cell stimulation and proliferation. Targeted delivery of cytokines is designed to reduce systemic toxicities of cytokine therapy while enhancing immune system activity in the tumor microenvironment. Stimulation of the IL-15 pathway may be important in strengthening and maintaining both the endogenous and the synthetic T cell immune responses.

We believe that our IgM platform has certain inherent advantages for this application. Importantly, we believe that the high avidity and long-lasting binding of our IgM antibodies may help to effectively position the cytokine for delivery to a target cell for an extended period. We also believe that the high avidity of the IgM antibodies may allow binding of the cytokine delivery antibody to cells that have relatively low density of the surface target. Targeted IL-15 may also provide complementary effects when combined in a treatment regimen with our T cell engaging antibodies, such as CD20 x CD3 or our solid tumor T cell engagers.

Infectious Diseases

We are also applying our IgM platform to infectious disease as we believe IgM antibodies may provide improved virus neutralization.  As we previously disclosed, we are working on a program to address the world-wide need to prevent and treat COVID-19 through targeting the SARS-CoV-2 virus. We believe that the extra avidity provided by an IgM antibody may produce more potent neutralization of the SARS-CoV-2 virus and subsequent mutated forms of the virus.

Our Product Candidates

We are leveraging our IgM platform to discover and develop product candidates for the treatment of cancer patients. Our lead product candidate, IGM-2323, is a CD20 x CD3 bispecific IgM antibody designed to treat patients with B cell NHL and other B cell malignancies. Our second product candidate, IGM-8444, is an IgM antibody targeting Death Receptor 5 (DR5) proteins for the treatment of patients with solid and hematologic malignancies. Our pipeline also includes IGM-7354, a bispecific IgM antibody delivering interleukin-15 (IL-15) cytokines to PD-L1 expressing cells for the treatment of patients with solid and hematologic malignancies.

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

We are planning to develop IGM-2323 as a treatment for patients diagnosed with CD20-expressing malignancies. In October 2019, we announced the dosing of the first patient in a Phase 1 clinical trial of IGM-2323 for the treatment of relapsed/refractory B cell NHL. In this multi-center open label trial, we are studying IGM-2323 initially as a single agent, where it is administered intravenously at a fixed-dose or via titration dosing, as part of a dose escalation in single patient cohorts followed by 3+3-based protocol, up to a planned maximum dose of 1000 mg, in patients with relapsed/refractory B cell NHL. IGM-2323 is being administered three times per cycle (each cycle is 21 days). The dose limiting toxicity window will be evaluated in the first cycle. The objective of this Phase 1 study is to provide an initial assessment of the safety, pharmacokinetics and preliminary efficacy of IGM-2323 in relapsed/refractory B cell NHL patients. If the therapy appears to be safe and tolerable and if significant evidence of efficacy is observed, we will expand the clinical testing of IGM-2323 in additional relapsed/refractory patients expected to express CD20 on their cancer cells, including diffuse large B cell lymphoma and/or relapsed/refractory follicular lymphoma, and potentially further to relapsed/refractory chronic lymphocytic leukemia and/or relapsed/refractory multiple myeloma. Additional combination studies adding IGM-2323 to standard of care regimens in earlier lines of treatment may be developed based upon initial results from this Phase 1 study.

We announced our first clinical data with IGM-2323 in December 2020, and we hope to announce a recommended Phase 2 dose for IGM-2323 in 2021.

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

We are planning to develop IGM-8444 as a treatment for patients with solid and hematologic malignancies. In September 2020, we announced the dosing of the first patient in our Phase 1 clinical trial of IGM-8444. In this multicenter, open-label, dose-escalation and expansion Phase 1 clinical trial, we are studying IGM-8444 intravenously administered as a monotherapy and in combination with chemotherapy in patients with relapsed and/or refractory solid cancers and NHL. IGM-8444 is initially being administered on Days 1 and 15 of 28-day cycles until disease progression, unacceptable toxicity, patient withdrawal of consent, or study termination. Alternative dosing schedules may be evaluated. Dose limiting toxicity will be evaluated during the first cycle. The key objectives of this trial are to provide an initial assessment of the pharmacokinetics, safety, biomarkers and preliminary efficacy of IGM-8444 both as a single agent and in combination with standard of care chemotherapy. Additional combination studies in different indications with regimens expected to act synergistically with IGM-8444 may be developed based upon initial results from this Phase 1 clinical trial. We expect to report initial data from this Phase 1 trial in 2021.

IGM-8444 in Combination with Birinapant

Inhibitors of Apoptosis Proteins (IAPs) are a family of anti-apoptotic proteins that are normally expressed in cells as part of the cellular homeostatic balance to proapoptotic proteins.  IAPs are overexpressed in a variety of human cancers contributing to unchecked cellular growth, tumor progression and resistance to treatments. Birinapant is a bivalent, small molecule Second Mitochondrial-derived Activator of Caspases (SMAC) mimetic that binds to and degrades IAPs.

We believe SMAC-mimetics, such as birinapant, have the potential to inhibit the overexpressed IAPs and re-establish the apoptosis signal. Moreover, we believe that SMAC-mimetics can be synergistic with a DR5 agonist such as IGM-8444. Accordingly, we tested IGM-8444 preclinically in combination with a number of SMAC-mimetics.  Of all the combinations tested, the combination of IGM-8444 and birinapant showed the greatest cancer cell killing. In an in vivo study, the combination of IGM-8444 and birinapant nearly eliminated all tumor volume compared to vehicle and compared to IGM-8444 or birinapant alone.

Killing Activity of IGM-8444 in Combination with Birinapant in vivo

Human triple negative breast cancer cell line MDA-MB-231 was injected subcutaneously in mice and when tumor volumes reached ~120 mm3, mice were injected with 5 mg/kg of IGM-8444 every two days for a total of eleven injections, birinapant at 2.5 mg/kg every three days for a total of seven injections, a combination of both therapeutics or vehicle.  The graph shows the mean tumor volumes + standard error of the means of a total of 10 mice per group.

Based on these preclinical results, we intend to pursue IGM-8444 and birinapant as a combination therapy in a clinical study.

Birinapant was originally discovered and developed by TetraLogic Pharmaceuticals Corporation (TetraLogic) for the treatment of certain cancers and infectious diseases and was tested in various phase 1 and phase 2 clinical trials as a monotherapy and in combination with chemotherapeutic drugs and other agents. All monotherapy and combination studies were terminated due to a lack of clinical efficacy with the exception of one combination study in chronic hepatitis B which was discontinued due to cranial nerve palsies and one study sponsored by the National Cancer Institute in head and neck squamous cell carcinoma which remains open, but in which no patients are currently enrolled. In 2016, Medivir AB (Medivir) acquired all rights to birinapant from TetraLogic. In January 2021, we entered into an exclusive license agreement with Medivir through which we received global, exclusive development and commercialization rights for birinapant.

IGM-7354: IL-15 x PD-L1 Bispecific IgM Antibody

Our third oncology product candidate, IGM-7354, is a bifunctional IgM antibody delivering interleukin-15 (IL-15) cytokines to PD-L1 expressing cells for the treatment of patients with solid and hematologic malignancies.

In nature, IL-15 stimulates T cells and NK cells to proliferate and maintain their long-term survival. Our IgM platform allows us to attach IL-15 to the J chain of a targeting IgM antibody. We believe that this targeted delivery system for IL-15 will lead to the proliferation of T cells and NK cells in the tumor microenvironment and immune tissues targeted by the IgM antibody.

IL-15 Delivered by High Avidity anti-PD-L1 IgM Antibody

Left: Schematic diagram of IGM-7354, an anti-PD-L1 IgM antibody with IL-15 (red oval) attached to the J chain.

Right: Natural presentation of IL-15 versus presentation of IL-15 on IGM-7354 to CD8 or NK cells. The presentation of IL-15 on IGM-7354 can occur on both antigen presenting cells (APCs) and/or PD-L1-expressing tumor cells.

In an in vitro study, shown in the figure below, IL-15 x PD-L1 bifunctional IgM antibody mIGM-7354 enhanced proliferation in approximately 60% of CD8 T cells and 80% of NK cells, while a PD-L1 IgM antibody without IL-15 attached to the joining chain did not increase proliferation in CD8 T cells and NK cells. mIGM-7354 is the non-humanized version of IGM-7354 and was used as a surrogate molecule.

Comparative Activity of the PD-L1 IgM Antibody with and without IL-15 Fused to the J Chain

The PD-L1 IgM antibody with (mIGM-7354) and without IL-15 fused to the J chain was incubated at increasing concentrations with human peripheral blood mononuclear cells in vitro and the proliferation of CD8+ effector T cell and NK cells was evaluated after three to four days. Shown is a representative study from >10 repeat studies.

We have also performed in vivo tumor efficacy studies using two mouse tumor models:1) a mouse colon cancer cell line (CT26) engineered to express human PD-L1; and 2) a human breast cancer cell line (MDA-MB-231) that expresses PD-L1 in mice reconstituted with human immune cells.  In both tumor models, mIGM-7354 inhibited tumor growth compared to vehicle control treatment groups and mice treated with an anti-PD-L1 IgG.  In the CT26 tumor model, mice that were tumor free after treatment with mIGM-7354 rejected the growth of tumor when rechallenged.  These findings demonstrate that mIGM-7354 enhances anti-tumor immunity in mice and can potentially support anti-tumor immune memory responses.

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

Research and Discovery Programs

The following table highlights oncology discovery programs that we are currently prioritizing:

We estimate that most of these discovery programs are at least a year away from clinical studies, assuming they meet our requirements for advancement. We do not anticipate advancing all of these programs into clinical testing, and some of these programs may be supplanted by other IgM discovery programs. In addition to these oncology programs, we are also developing IgM antibodies for the possible prevention and treatment of COVID-19.

Third-Party Agreements

AbCellera Agreement

In September 2020, we entered into a multi-year, multi-target strategic research and license agreement with AbCellera Biologics Inc. (AbCellera) to facilitate the discovery and development of novel IgM antibodies. We may exercise an option to obtain ownership of all rights, title, and interests in the antibodies discovered and developed under the agreement for a selected target. Upon exercise of the option, we may be required to pay research and development fees, amounts related to achievement of downstream milestones, and royalties on net sales.

University of Texas Agreement

In October 2020, we entered into a multi-year patent and materials license agreement with the Board of Regents of the University of Texas System on behalf of the University of Texas Health Science Center at Houston for certain antibodies against the SARS-CoV-2 virus. Under the terms of the agreement, we are obligated to pay an upfront payment of $0.1 million, an annual license fee of up to $0.1 million, research and development fees aggregating up to $2.8 million upon the achievement of clinical and regulatory milestones and single digit royalties on future net sales of antibody products stemming from this agreement.

AvantGen Agreement

In December 2020, we entered into a multi-year patent and license agreement with AvantGen Inc. for certain antibodies against the SARS-CoV-2 virus. Under the terms of the agreement, we are obligated to pay an upfront payment of $0.2 million, an annual fee of up to $0.3 million upon the first and second anniversaries of the agreement, research and development fees aggregating up to $8.4 million upon the achievement of clinical and regulatory milestones and single digit royalties on future net sales of antibody products stemming from this agreement.

Medivir Agreement

In January 2021, we entered into an exclusive license agreement with Medivir AB through which we received global, exclusive development and commercialization rights for birinapant, a clinical-stage SMAC-mimetic that binds to and degrades IAPs, leading to apoptosis in tumor cells. The combination of IGM-8444 and birinapant has been shown to enhance anti-tumor activity preclinically. Under terms of the agreement, we made an upfront payment of $1.0 million upon signing the agreement, to be followed by an additional $1.5 million payment when birinapant is included by us in our clinical Phase 1 studies. Under the terms of the agreement, should birinapant be successfully developed and approved, we are obligated to make milestone payments up to a total of approximately $350.0 million, plus tiered royalties from the mid-single digits up to mid-teens on net sales.

Other Agreements

We have entered into certain other agreements pursuant to which we are evaluating antibody sequences from third parties. Under these agreements, we are able to research and initially develop some of our discovery programs and are required to make certain annual payments. Total expense recorded in connection with these agreements was $1.9 million for the year ended December 31, 2020. We also have the option to negotiate or enter into commercial license agreements with some of these third parties if we elect to continue development or commercialization of any product candidates resulting from these agreements. If we exercise our option to negotiate or enter into any commercial licenses with these third parties, we will be subject to additional payment obligations upon achievement of certain development, regulatory, commercialization and other milestones and low single digit royalty payments on product sales.

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

We have completed construction of a cGMP manufacturing facility expected to be adequate for the manufacture of clinical trial drug materials. Once this facility becomes operational, we expect to manufacture clinical material for some of our current and future product candidates. We expect to continue to manufacture clinical materials for our first three product candidates, IGM-2323, IGM-8444 and IGM-7354, at outside partners for some extended period of time.

Subject to the clinical trial success of our product candidates, we plan to design and build a commercial manufacturing facility for the future commercial manufacturing of some or all of our commercial products.

To date, we have obtained bulk drug substance (BDS) for IGM-2323 and IGM-8444 from single-source third-party contract manufacturers. While any reduction or halt in supply of BDS from these contract manufacturers could limit our ability to develop our product candidates until replacement contract manufacturers are found and qualified, we believe that we have sufficient BDS to support our current clinical trial programs. Filling and finishing of the BDS for IGM-2323 and IGM-8444 has been completed at another third-party contract manufacturer.

We also expect to obtain BDS for IGM-7354 from a single-source third-party contract manufacturer, and we expect that filling and finishing of the BDS for IGM-7354 will be completed at another third-party contract manufacturer.

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

With respect to our second product candidate, IGM-8444, we are aware of other companies with competing clinical stage therapeutics that target DR5, which include, but are not limited to, AbbVie, InhibRx, Genmab, Clover Biopharmaceuticals, Boehringer Ingelheim and Beijing Sunbio Biotech.

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

Platform Technologies

As of December 31, 2020, our patent portfolio related to our platform technologies includes eleven patent families and includes issued U.S. and international patents directed to our modified J chain technology. The platform portfolio includes 17 granted patents, two allowed applications, 63 pending applications in active prosecution in 15 countries or regions, three pending Patent Cooperation Treaty (PCT) applications (one published), and one pending unpublished provisional application. These patent families are projected to expire between 2034 and 2041, absent any patent term adjustments or extensions. We wholly own the rights to these patent families. Summaries of relevant published patent families are provided below.

The “Modified J Chain” family includes disclosure and claims related to IgM, IgA, and hybrid multimeric antibodies that include a J chain, where the J chain has been modified to include a binding moiety, e.g., an antibody or antibody fragment, or any other protein or non-protein moiety that can bind to a cognate binding partner (including antibody drug conjugates). The application family also includes disclosure and claims related to methods of making and using multimeric antibody molecules comprising a modified J chain, e.g., bispecific IgM antibodies. This patent family has a projected expiration date of April 2, 2035, absent any patent term adjustments or extensions. The Modified J Chain patent family includes granted patents in the United States (two patents), Australia, China, Europe (validated in Austria, Belgium, Switzerland, Germany, Denmark, Spain, Finland, France, Great Britain, Hong Kong, Hungary, Ireland, Italy, Luxembourg, the Netherlands, Norway, Poland, Portugal, Sweden, and Slovenia), Japan, Mexico, and Singapore, and is allowed in Israel. As of December 31, 2020, the patent family also includes pending patent applications in the United States (two applications), Australia, Brazil, Canada, China, Europe, India, Israel, Japan, South Korea, Mexico, New Zealand, Russia, Singapore, and South Africa. The granted U.S., European, and Chinese claims are directed to IgM antibodies (in the first United States patent) and IgM, IgA and hybrid antibodies (in Australia, Europe, Japan, Mexico, Singapore, and in the second United States patents) comprising a modified J chain with a binding moiety fused or chemically conjugated to selected regions of the J chain. Related claims are being prosecuted in the pending applications.

Two later-filed patent families are related to our “Modified J Chain” family. These two patent families both have a projected expiration date of September 30, 2036, absent any patent term adjustments or extensions. Patent applications in the first of these two families includes disclosure and claims related to multimeric antibodies (e.g., IgM, IgA, or hybrid multimeric antibodies) that include a modified J chain, where the modified J chain includes a binding moiety that modulates a T cell inhibitory pathway, e.g., CTLA4, PD-1, TIM3, LAG3, BTLA, VISTA or TIGIT. This family includes a granted Patent in Europe (validated in Belgium, Denmark, Finland, France, Germany, Ireland, Italy, Luxembourg, the Netherlands, Norway, Spain, Sweden, Switzerland, and the United Kingdom). Patent applications in this family are pending in the United States, China, and Japan. Patent applications in the second of these two families includes disclosure and claims related to multimeric antibodies (e.g., IgM, IgA or hybrid multimeric antibodies) that include a modified J chain, where the modified J chain includes a moiety that affects adsorption, distribution, metabolism, and/or excretion (ADME) of the multimeric antibody. Exemplary moiety types include, but are not limited to, proteins that increase antibody serum half-life, proteins that affect receptor-mediated transcytosis, and proteins that increase retention of the multimeric antibody in an extravascular space. This patent family also supports product claims covering IGM-2323 (see below). A U.S. patent with claims covering IGM-2323 is granted in the United States. Patent applications in this family are pending in the United States, Australia, Canada, China, Europe and Japan.

Our platform technology portfolio also includes a patent family with disclosure and claims related to J chain and IgM Fc mutations that inhibit binding of IgM to certain multimeric Ig receptors including the Fcαµ receptor, the Fcµ receptor, and the polymeric Ig receptor. The claims are related to IgM and IgM-derived antibodies that include these mutations, and have substantially increased serum half-lives relative to wild type IgM antibodies. The patent applications in this family have a projected expiration date of March 1, 2039, absent any patent term adjustments or extensions. The first of two United States patent applications is allowed, and the family includes pending applications in the United States, Australia, Brazil, Canada, China, Europe, Israel, India, Japan, South Korea, Mexico, New Zealand, and Singapore.

Our platform technology portfolio also includes a patent family that includes disclosure and claims related to IgM antibody Fc modifications that affect the ability of the IgM antibody to trigger complement-dependent cytotoxicity (CDC). Patent applications in this family disclose and claim single and combined human IgM Fc amino acid substitutions that reduce and/or completely inhibit IgM’s typical CDC activity. This application has a projected expiration date of April 6, 2038, absent any patent term adjustments or extensions. Patent applications in this family are pending in the United States, Australia, Canada, China, Europe, Israel, India, Japan, South Korea, Mexico, New Zealand, and Singapore.

Our platform technology portfolio includes an international patent application, filed under the Patent Cooperation Treaty (PCT) that discloses and claims multimeric molecules with non-antibody moieties on an IgM- or an IgA-based scaffold. For example, this application covers IgM or IgA based fusion proteins that include, e.g., ligands, soluble portions of receptors, or cytokines. An exemplary molecule includes an IgM-based scaffold where the IgM heavy chain constant regions are fused to a soluble portion of PD-L1. National stage patents filed from this PCT application will have a projected expiration date of October 23, 2039, absent any patent term adjustments or extensions. The PCT application is in the international stage and will enter national stage prosecution on or before April 23, 2021 or May 23, 2021, depending on the jurisdiction.

We also own two patent families that include disclosure and claims related to multispecific IgM and IgA antibodies, respectively, where the multispecificity of the assembled IgM or IgA binding domains is created through knobs into holes or salt bridge modifications of the IgM or IgA heavy chain and/or light chain constant regions. The multispecific IgM patent family is titled “Constant Chain Modified Bispecific, Penta- and Hexavalent IgM Antibodies,” and is projected to expire on September 4, 2034, absent any patent term adjustments or extensions. This family includes granted patents, in the United States, Australia, Europe (validated in Belgium, Denmark, Finland, France, Germany, Ireland, Luxembourg, the Netherlands, Norway, Sweden, Switzerland, and the United Kingdom), and Japan with claims related to bispecific IgM antibodies with specific heavy and light chain mutations to facilitate formation of bispecific binding regions. Related patent applications are pending in Australia, Brazil, Canada, China, India, and South Korea. The multispecific IgA patent family is titled “IgA Multi-specific Binding Molecules,” and is projected to expire on February 10, 2035, absent any patent term adjustments or extensions. The family includes granted patents in the United States, Australia, and Europe (validated in Belgium, Denmark, Finland, France, Germany, Hong Kong, Ireland, Luxembourg, the Netherlands, Norway, Sweden, Switzerland, and the United Kingdom). Patent applications in this patent family are pending in Brazil, Canada, India, and South Korea.

Product Candidates and Discovery Pipeline

Our product candidates and discovery pipeline patent portfolio includes 18 patent families (one family in common with the platform portfolio) including claims directed to our product candidates. These include three patent families with claims directed to IGM-2323 (two published) and three patent families with claims directed to our DR5 IgM antibody product candidates, including IGM-8444 (two published). Our product and discovery pipeline portfolio also includes a granted U.S. patent with claims directed to IgM antibody superagonists specific for TNFrSF targets. As of December 31, 2020, our product and discovery pipeline portfolio includes ten granted patents, 85 applications in active prosecution in 13 countries or regions, one allowed application, three pending PCT applications (one published) and seven unpublished pending U.S. provisional applications. These patent families are projected to expire between 2036 and 2041, absent any patent term adjustments or extensions. We wholly own the rights to these patent families. Summaries of published patent families relevant to our product candidates and our discovery pipeline are provided below.

Two published patent families with claims directed to IGM-2323 have projected expiration dates of March 4, 2036, and September 30, 2036, respectively, absent any patent term adjustments or extensions. The first patent family includes claims directed to multimeric antibodies, e.g., IgM and IgA antibodies, that include the IGM-2323 CD20 antigen binding domains and methods of treating cancer patients with such antibodies. This patent family further discloses antibodies that include a modified J chain, where the modified J chain includes an antigen-binding domain specific for CD3-epsilon. This patent family includes claims that encompass to the IGM-2323 composition, as well as methods of making and using the same. Patents are granted in the United States, Australia, and Japan, that cover IGM-2323. Patent applications in this family are pending in the United States, Australia, Brazil, Canada, China, Europe, India, Israel, Japan, South Korea, New Zealand, and Singapore. The second family (the “ADME” family referred to above under platform applications), includes claims directed to multimeric, e.g., IgM and IgA antibodies, that include the IGM-2323 CD20 antigen binding domains and a modified J chain, where the modified J chain is fused to an antigen-binding domain specific for CD3-epsilon and also to human serum albumin (HSA). The application family also includes claims to methods of making and using the claimed antibodies. A U.S. patent with claims covering IGM-2323 is granted in the United States. Patent applications in this family are pending in the United States, Australia, Canada, China, Europe, and Japan.

Our patent portfolio also includes eight patent families owned by us directed to our TNFrSF superagonist technology and product candidates. The first patent family includes disclosure and claims directed to multimeric superagonist antibodies that bind to any TNFrSF target. This family also includes disclosure and claims directed multimeric superagonist antibodies that bind to DR5 that relate to our DR5 IgM antibody product candidates. The application family, which we own, has a projected expiration date of January 20, 2036, absent any patent term adjustments or extensions, and includes two granted U.S. patents, as well as granted patents in Europe (validated in Austria, Belgium, Czech Republic, Denmark, Finland, France, Germany, Hong Kong, Hungary, Iceland, Ireland,

Italy, Luxembourg, the Netherlands, Norway, Poland, Portugal, Slovenia, Spain, Sweden, Switzerland & Liechtenstein, Turkey, and the United Kingdom), Australia, and Singapore. The claims in the first granted US patent as well as the Australian patent are generically directed to IgM-based TNFrSF superagonists and their use in treating cancer patients. The European patent contains similar claims, as well as claims that relate to our DR5 IgM product candidates, including IGM-8444. The claims in the second granted U.S. Patent and the granted patent in Singapore are directed to DR5 IgM product candidates, including IGM-8444. The patent family is also pending in Australia, Canada, China, Europe, India, Israel, Japan, South Korea, New Zealand, and Singapore, with claims relating broadly to TNFrSF superagonists and also to DR5 superagonists.

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

Our patent portfolio includes a patent family directed to combination cancer therapies that include a DR5 superagonist antibody, e.g., our DR5 IgM antibody product candidates, including IGM-8444, in combination with a chemotherapeutic agent, e.g., irinotecan, gemcitabine, or Venetoclax. Patent applications in this family are pending in the United States, Australia, Canada, China, Europe, Japan, and South Korea. This family has a projected expiration date of February 25, 2039, absent any patent term adjustments or extensions.

Our patent portfolio also includes two patent families (one published) related to IGM-7354, our IL-15 x PD-L1 bispecific IgM antibody. The first patent family is directed to the identification and characterization of novel PD-L1 antibodies. This application family, titled “Anti-PD-L1 Antibodies,” has a projected expiration date of May 9, 2037, absent any patent term adjustments or extensions. Patent applications in this family are pending in the United States, Australia, Canada, China, Europe, India, Israel, Japan, South Korea, New Zealand, and Singapore.

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

The U.S. federal Physician Payments Sunshine Act requires certain manufacturers of covered drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with specific exceptions, to annually report to the Center for Medicare & Medicaid Services (CMS) information related to payments or other transfers of value made to cover recipients, as defined by law, including physicians and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. Effective in 2022, these reporting obligations will be expanded to include payments and transfers of value made during the previous year to certain non-physician covered recipients, including physician assistants, nurse practitioners, clinical nurse specialists, certified registered nurse anesthetists and anesthesiologist assistants, and certified nurse-midwives.

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

The ACA, which was enacted in March 2010, substantially changed the way healthcare is financed by both governmental and private insurers in the United States, and significantly affected the pharmaceutical industry. The ACA contains a number of provisions of particular import to the pharmaceutical and biotechnology industries, including, but not limited to, those governing enrollment in federal healthcare programs, a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected, a new licensure framework for follow on biologic products, and annual fees based on pharmaceutical companies’ share of sales to federal health care programs. Since its enactment, there have been judicial and Congressional challenges to certain aspects of the ACA, and we expect there will be additional challenges and amendments to the ACA in the future. For example, in November 2020, the United States Supreme Court held oral arguments on the ACA case from the U.S. Court of Appeals for the 5th Circuit, which upheld the District Court ruling that the individual mandate is unconstitutional, and is expected to issue a decision by mid-2021. It is uncertain how the Supreme Court will rule on this case. We cannot predict how this decision or future litigation will impact our business, or what other healthcare measures and regulations will ultimately be implemented at the federal or state level or the effect of any future legislation or regulation may have on our business.

Other legislative changes have been proposed and adopted since the ACA was enacted, including aggregate reductions of Medicare payments to providers of 2% per fiscal year, which went into effect in April 2013 and will remain in effect through 2030, with the exception of a temporary suspension implemented under various COVID-19 relief legislation from May 1, 2020 through March 31, 2021, unless additional action is taken by Congress.

Moreover, there has recently been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. At the federal level, for example, in September 2018, CMS announced that it will allow Medicare Advantage Plans the option to use step therapy for Part B drugs beginning January 1, 2019. Additionally, CMS issued a final rule, effective on July 9, 2019, that requires direct-to-consumer television advertisements of prescription drugs and biological products, for which payment is available through or under Medicare or Medicaid, to include in the advertisement the Wholesale Acquisition Cost, or list price, of that drug or biological product if it is equal to or greater than $35 for a monthly supply or usual course of treatment. Prescription drugs and biological products that are in violation of these requirements will be included on a public list. In 2020, HHS and CMS issued various rules that are expected to impact, among others, price reductions from pharmaceutical manufacturers to plan sponsors under Part D, fee arrangements between pharmacy benefit managers and manufacturers, importation of prescription drugs from Canada and other countries, manufacturer price reporting requirements under the Medicaid Drug Rebate Program, including regulations that affect manufacturer-sponsored patient assistance programs subject to pharmacy benefit manager accumulator programs and Best Price reporting related to certain value-based purchasing arrangements. Multiple lawsuits have been brought against the HHS challenging various aspects of these new rules. In January 2021, the Biden administration issued a “regulatory freeze” memorandum that directs department and agency heads to review new or pending rules of the prior administration. It is unclear whether these new regulations will be withdrawn or when they will become fully effective under the current administration. The impact of these lawsuits as well as legislative, executive, and administrative actions of the current administration on us and the biopharmaceutical industry as a whole is unclear. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

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

Employees and Human Capital

As of December 31, 2020, we had 107 full-time employees, 85 of whom were engaged in research and development activities. None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good.

Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, and incentivizing our employees. The principal purposes of our equity and cash incentive plans are to attract, retain and reward personnel through the granting of stock-based and cash-based compensation awards, in order to increase stockholder value and the success of our company by motivating such individuals to remain focused on corporate objectives and to achieve our corporate objectives.

Corporate Information

IGM Biosciences, Inc. was incorporated in Delaware in 1993 under the name Palingen, Inc. In December 2017, we established a Danish holding company (IGM Biosciences A/S (Holdco)); in April 2019, we dissolved Holdco.

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

Available Information

Our Annual Reports on Form 10‑K, Quarterly Reports on Form 10‑Q, Current Reports on Form 8‑K, proxy and information statements and amendments to reports filed pursuant to Sections 13(a), and 15(d) of the Securities Exchange Act of 1934, as amended (the Exchange Act) are filed with the U.S. Securities and Exchange Commission (SEC). We are subject to the informational requirements of the Exchange Act and file or furnish reports, proxy statements and other information with the SEC. The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov. Such documents and other information filed by us with the SEC are available free of charge on the Investor section of our website (investor.igmbio.com) when such reports are available on the SEC’s website.

Investors and others should note that we may announce material information to the public through filings with the SEC, our website (www.igmbio.com), press releases, public conference calls, and public webcasts. We encourage our investors and others to review the information disclosed through such channels as such information could be deemed to be material information. Please note that this list may be updated from time to time.

Item 1A. Risk Factors.

Investing in our securities involves a high degree of risk. You should carefully consider the risks described below, as well as the other information in this Annual Report on Form 10-K, including our financial statements and the related notes and the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us, or that we currently see as immaterial, may also harm our business. If any of these risks occur, our business, financial condition and operating results could be harmed, the trading price of our common stock could decline and you could lose part or all of your investment.

Risk Factor Summary

Our business operations are subject to numerous risks and uncertainties, including those outside of our control, that could cause our actual results to be harmed, including risks regarding the following:

▪	The COVID-19 pandemic, or other epidemic and pandemic diseases, could significantly disrupt our business.
▪

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

▪	The use of engineered IgM antibodies is a novel and unproven therapeutic approach and our development of IGM-2323, IGM-8444, IGM-7354 and our discovery programs may never lead to a marketable product.
▪

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

▪

If clinical trials for our product candidates are prolonged, delayed or stopped, we may be unable to seek or obtain regulatory approval and commercialize our product candidates on a timely basis, or at all, which would require us to incur additional costs and delay our receipt of any product revenue.

▪

If we experience delays or difficulties in the enrollment of patients in clinical trials, including as a result of competition for patients, we will be unable to complete these trials on a timely basis, if at all.

▪

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

▪

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

▪

The manufacturing of our product candidates is complex. We and our third-party manufacturers may encounter difficulties in production. If we encounter any such difficulties, our ability to supply our product candidates for clinical trials or, if approved, for commercial sale, could be delayed or halted entirely.

▪	We may not be successful in our efforts to use and expand our IgM platform to build a pipeline of product candidates.
▪	Our future success depends on our ability to retain key executives and to attract, retain and motivate qualified personnel.

▪

We have incurred significant losses since inception and anticipate that we will continue to incur losses for the foreseeable future. We have no products approved for commercial sale, and to date we have not generated any revenue or profit from product sales. We may never achieve or sustain profitability.

▪	Our commercial success depends significantly on our ability to operate without infringing the patents and other proprietary rights of third parties.

Risks Related to Our Business and the Development and Commercialization of Our Product Candidates

The COVID-19 pandemic could adversely impact our business, including our ongoing and planned clinical trials and preclinical research.

In December 2019, a novel strain of coronavirus (SARS-CoV-2) was reported to have surfaced in Wuhan, China, causing the disease COVID-19. Since then, the virus has spread widely, resulting in the World Health Organization characterizing COVID-19 as a pandemic. The extent to which COVID-19 impacts our business will depend on future developments, which are highly uncertain and cannot be predicted, such as the duration and severity of outbreaks, travel restrictions and social distancing in the United States and other countries, temporary closures of our facility, the facilities of our partners, clinical trial sites, service providers, suppliers or contract manufacturers or other business disruptions due to outbreaks of COVID-19, other related restrictions imposed by governments due to the COVID-19 pandemic and the effectiveness of actions taken in the United States and other countries to contain and treat the disease and to address its impact, including on financial markets or otherwise. As a result of the COVID-19 restrictions in California, the commencement of the build-out of our cGMP manufacturing facility in Mountain View was delayed by a few months, and if similar restrictions are reimposed or we experience further delays as a result of the COVID-19 pandemic, the timeline for the facility becoming fully operational could be negatively affected. As the COVID-19 pandemic continues, we could experience other disruptions that could severely impact our business, current and planned clinical trials and preclinical research, including:

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
▪

delays in receiving the supplies, materials and services needed to conduct clinical trials and preclinical research or to support manufacturing activities of our business and that of our suppliers or contractor;

▪	changes in clinical site policies and procedures for conducting clinical trials during the pandemic;

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

We may be required to develop and implement additional clinical trial policies and procedures designed to help protect subjects from the COVID-19 virus. For example, the FDA has issued guidance on conducting clinical trials during the pandemic, which describes a number of considerations for sponsors of clinical trials impacted by the pandemic, and includes reporting requirements, and additional guidance on the Good Manufacturing Practice considerations for responding to COVID-19 infection and other topics. We may be required to make further adjustments to our clinical trials or business operations based on current or future guidance and regulatory requirements as a result of the COVID-19 pandemic.

In addition, our operations, and those of our contract research organizations (CROs), commercial manufacturing organizations (CMOs) and other contractors, consultants, and third parties could be subject to orders or restrictions imposed by the federal, state, local, or foreign government as a result of the COVID-19 pandemic. The occurrence of any of these business disruptions could seriously harm our operations and financial condition and increase our costs and expenses. We rely on third-party manufacturers and suppliers to produce and process our product candidates. Our ability to obtain clinical supplies of our product candidates and other supplies required for our manufacturing or testing operations could be disrupted if the operations of our suppliers or contractors are affected by the COVID-19 pandemic. Efforts to accelerate COVID-19 vaccine production and distribution, such as Operation Warp Speed, have affected the availability of certain materials used in the manufacture of our product candidates, resulting in manufacturing delays. If we, or our third-party suppliers and contract manufacturers, are unable to source necessary materials on a timely basis, we may experience further delays in our ability to manufacture our product candidates, which could affect the pace of our clinical trials until such materials once again become available.

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

We are early in our development efforts and have not yet completed the development of any of our product candidates. As a result, we are not currently permitted to market or sell any of our product candidates in any country, and we may never be able to do so in the future. We have a limited number of product candidates and discovery programs, all of which are in preclinical development or early stage clinical development. We continue to dose patients in each of our Phase 1 clinical trials evaluating IGM-2323 and IGM-8444, our first two lead product candidates, but have not commenced any other clinical trial or completed any clinical trials, and we have not received marketing approval, for any of our product candidates. Our product candidates will require clinical development, evaluation of preclinical, clinical and manufacturing activities, marketing approval from government regulators, substantial investment and significant marketing efforts before we generate any revenues from product sales, if ever. We have limited experience in conducting and managing the clinical trials necessary to obtain regulatory approvals. Our ability to generate product revenue and achieve and sustain profitability depends on, among other things, obtaining regulatory approvals for our product candidates. Obtaining regulatory approval of our product candidates will depend on many factors, including, but not limited to, the following:

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
▪

delay or failure to reach agreement on acceptable clinical trial agreement terms or clinical trial protocols with prospective sites or CROs, the terms of which can be subject to extensive negotiation and may vary significantly among different sites or CROs;

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

All of our product candidates and discovery programs are in preclinical development or early stage clinical development, and not all adverse effects of drugs can be predicted or anticipated. Unforeseen side effects from our product candidates could arise at any time during clinical development or, if approved by regulatory authorities, after the approved product has been marketed. In October 2019, we announced the dosing of the first patient in our Phase 1 clinical trial of our lead product candidate, IGM-2323, and in September 2020, we announced the dosing of the first patient in our Phase 1 clinical trial of our second product candidate, IGM-8444. We only have initial safety data in humans from our Phase 1 clinical trial of IGM-2323 and we do not yet have any extensive safety data in humans from our Phase 1 clinical trial of IGM-8444. IGM-7354 and our discovery programs have not been tested on humans at all. While we are encouraged by the safety profile of IGM-2323 in our Phase 1 clinical trial to date, and we have observed a relatively low rate of cytokine release syndrome (CRS) in the 25 patients dosed to date, two patients have experienced more serious CRS, one patient with Grade 2 CRS and one with Grade 3 CRS. Both patients were almost unique among the patients participating in our clinical trial in that they had been previously treated with CAR-T drugs and had circulating B cells at the time of their participation in the trial. The only other patient who had been previously treated with CAR-T drugs and had circulating B cells at the time of treatment had Grade 1 CRS, and this DLBCL patient achieved a complete response. The two patients who had been previously treated with a CAR-T drug but did not have circulating B cells at the time of participation in the trial did not experience any CRS. While this observation is preliminary, particularly given the small number of patients, we are taking steps to address possible CRS in those patients who have been previously treated with CAR-T drugs or have circulating B cells. It is possible that these steps or other steps that we take may not be successful, and we may see additional cases of serious CRS in future patients.

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

With respect to our second product candidate, IGM-8444, we are aware of other companies with competing clinical stage therapeutics that target DR5 that include, but are not limited to, AbbVie, InhibRx, Genmab, Clover Biopharmaceuticals, Boehringer Ingelheim and Bejing Sunbio Biotech.

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

We have spent significant resources to date on developing our current manufacturing processes and know-how to produce sufficient yields and optimize functionality in conjunction with our contract manufacturers. We have completed construction of our own cGMP manufacturing facility to produce some of our product candidates to conduct our clinical trials although it is not yet operational. We plan to construct additional manufacturing facilities to produce commercial supply for any approved products. To do so, we will need to scale our manufacturing operations, as we do not currently have the infrastructure or capability internally to manufacture sufficient yields needed to advance all of our product candidates and discovery programs in preclinical studies and clinical trials. Accordingly, we will be required to make significant further investments to expand our manufacturing facilities in the future, and our efforts to scale our internal manufacturing capabilities may not succeed.

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

All of our engineered antibodies are manufactured by culturing cells from a master cell bank. We have one master cell bank for each antibody manufactured in accordance with cGMP. It is possible that we could lose multiple cell banks and have our manufacturing severely impacted by the need to replace the cell banks, and we may fail to have adequate backup should any particular cell bank be lost in a catastrophic event. Any adverse developments affecting manufacturing operations for our product candidates, if any are approved, may result in shipment delays, inventory shortages, lot failures, product withdrawals or recalls, or other interruptions in the supply of our products. We may also have to take inventory write-offs and incur other charges and expenses for products that fail to meet specifications, undertake costly remediation efforts or seek more costly manufacturing alternatives. Furthermore, it is too early to estimate our cost of goods sold. The actual cost to manufacture our product candidates could be greater than we expect because we are early in our development efforts and the use of engineered IgM antibodies is a novel therapeutic approach. Failure to develop our own manufacturing capacity may hamper our ability to further process improvement, maintain quality control, limit our reliance on contract manufacturers and protect our trade secrets and other intellectual property.

We may not be successful in our efforts to use and expand our IgM platform to build a pipeline of product candidates.

A key element of our strategy is to leverage our IgM platform to expand our pipeline of antibody product candidates. Although our research and development efforts to date have resulted in a pipeline of product candidates, we may not be able to develop product candidates that are safe and effective. In addition, although we expect that our IgM platform will allow us to continue to develop a steady stream of product candidates, we may not prove to be successful at doing so. Even if we are successful in continuing to build our pipeline, the potential product candidates that we identify may not be suitable for clinical development, including as a result of being shown to have harmful side effects or other characteristics that indicate that they are unlikely to be products that will receive marketing approval, be competitive with alternatives, or otherwise achieve market acceptance. If we do not successfully develop and begin to commercialize product candidates, we will not be able to generate any product revenue, which would adversely affect business.

We may expend our limited resources to pursue product candidates or indications that do not yield a successful product and fail to capitalize on product candidates or indications that may be more profitable or for which there is a greater likelihood of success.

Due to the significant resources required for the development of our programs, we must focus our programs on specific product candidates and indications and decide which product candidates to pursue and advance and the amount of resources to allocate to each. Our decisions concerning the allocation of research, development, collaboration, management and financial resources toward particular product candidates or indications may not lead to the development of any viable commercial product and may divert resources away from better opportunities. For example, we are currently investing in a discovery program targeted at COVID-19, but may not ultimately pursue product candidates from this program, even if they appear to be safe and effective, if we believe that there is no longer a market need or opportunity for such a therapeutic. Similarly, our potential decisions to delay, terminate or collaborate with third parties in respect of certain programs may subsequently also cause us to miss valuable opportunities. If we make incorrect determinations regarding the viability or market potential of any of our programs or product candidates or misread trends in the oncology or biotechnology industry, our business, financial condition and results of operations could be materially adversely affected. As a result, we may fail to capitalize on viable commercial products or profitable market opportunities, be required to forego or delay pursuit of opportunities with other product candidates or other indications that may later prove to have greater commercial potential than those we choose to pursue, or relinquish valuable rights to such product candidates through collaboration, licensing or other royalty arrangements in cases in which it would have been advantageous for us to invest additional resources to retain sole development and commercialization rights.

Our future success depends on our ability to retain key executives and to attract, retain and motivate qualified personnel.

We are highly dependent on the business, research and development and clinical expertise of Mr. Fred Schwarzer, our Chief Executive Officer, Dr. Bruce Keyt, our Chief Scientific Officer, Dr. Daniel Chen, our Chief Medical Officer, Mr. Misbah Tahir, our Chief Financial Officer, and Dr. Lisa Decker, our Chief Business Officer, as well as other members of our senior management, scientific and clinical team. Although we have entered into employment agreements with our executive officers, each of them may terminate their employment with us at any time. The loss of the services of our executive officers or other key employees could impede the achievement of our research, development and commercialization objectives and seriously harm our ability to successfully implement our business strategy.

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

Even if our product candidates are approved for sale by the appropriate regulatory authorities, market acceptance and sales of these products will depend on coverage and reimbursement policies and may be affected by future healthcare reform measures. Third-party payors, such as government healthcare programs, private health insurers and health maintenance organizations, decide which drugs they will cover and establish the level of reimbursement for such drugs. One third-party payor’s determination to provide coverage for a product candidate does not assure that other payors will also provide coverage for the product candidate. We cannot be certain that coverage and reimbursement will be available or adequate for any products that we develop. If coverage and adequate reimbursement is not available or is available on a limited basis, we may not be able to successfully commercialize any of our product candidates, if approved.

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

We focus our product candidate development on therapeutic IgM antibodies. Our projections of addressable patient populations that have the potential to benefit from treatment with our product candidates are based on estimates. These estimates have been derived from a variety of sources, including scientific literature, surveys of clinics, physician interviews, patient foundations and market research, and may prove to be incorrect. Further, new developments, such as the development of vaccines or new therapeutics, may change the estimated incidence or prevalence of the diseases targeted by our programs. The number of patients may turn out to be lower than expected. If any of the foregoing estimates are inaccurate, the market opportunities for any of our product candidates could be significantly diminished and have an adverse material impact on our business.

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

Further, the FDA strictly regulates marketing, labeling, advertising and promotion of products that are placed on the market. Products may be promoted only for the approved indications and in accordance with the provisions of the approved label. While physicians may prescribe, in their independent professional medical judgment, products for off-label uses as the FDA does not regulate the behavior of physicians in their choice of drug treatments, the FDA does restrict manufacturer’s communications on the subject of off-label use of their products. Companies may only share truthful and not misleading information that is otherwise consistent with a product’s FDA approved labeling. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses and a company that is found to have improperly promoted off-label uses may be subject to significant liability including, among other things, adverse publicity, warning letters, corrective advertising and potential civil and criminal penalties. The federal government has levied large civil and criminal fines against companies for alleged improper promotion of off-label use and has enjoined companies from engaging in off-label promotion. The FDA and other regulatory agencies have also required that companies enter into consent decrees or permanent injunctions under which specified promotional conduct is changed or curtailed.

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

As of December 31, 2020, we had 107 full-time employees. As our development and commercialization plans and strategies develop, and as we transition into operating as a public company, we expect to expand our employee base for managerial, operational, financial and other resources. Additionally, as our product candidates and discovery programs enter and advance through preclinical studies and any clinical trials, we will need to expand our research, development, manufacturing, regulatory and sales and marketing capabilities or contract with other organizations to provide these capabilities for us. Future growth would impose significant added responsibilities on members of management, including the need to identify, recruit, maintain, motivate and integrate additional employees. Also, our management may need to divert a disproportionate amount of their attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, give rise to operational errors, loss of business opportunities, loss of employees and reduced productivity amongst remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of existing and additional product candidates and discovery programs. If our management is unable to effectively manage our expected growth, our expenses may increase more than expected, our ability to generate or grow revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize our product candidates and compete effectively with others in our industry will depend on our ability to effectively expand our organization and manage any future growth.

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

In addition, the interpretation and application of consumer, health-related and data protection laws in the United States, the European Union, and elsewhere are often uncertain, contradictory and in flux. For example, the California Consumer Privacy Act (the CCPA), which went into effect on January 1, 2020, among other things, requires new disclosures to California consumers and affords such consumers new abilities to opt out of certain sales of personal information. The CCPA provides civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. Aspects of the CCPA, and its interpretation and enforcement remain uncertain. The effects of this legislation potentially are far-reaching and may require us to modify our data processing practices and policies and incur substantial compliance-related costs and expenses. The CCPA has been amended on multiple occasions, and it is unclear whether it will be further amended. California recently passed the California Privacy Rights Act (CPRA), which modifies the CCPA significantly, potentially resulting in further uncertainty and requiring us to incur additional costs and expenses in an effort to comply.  Although the CCPA includes exemptions for certain clinical trials data, the law may increase our compliance costs and potential liability with respect to other personal information we collect about California consumers. It is possible that these consumer, health-related and data protection laws may be interpreted and applied in a manner that is inconsistent with our practices. If so, this could result in government-imposed fines or orders requiring that we change our practices, which could adversely affect our business. In addition, these privacy regulations vary between states, may differ from country to country, and may vary based on whether testing is performed in the United States or in the local country. Complying with these various laws could cause us to incur substantial costs or require us to change our business practices and compliance procedures in a manner adverse to our business.

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

▪

Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 70% point-of-sale discounts to negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D;

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
▪

establishment of a Center for Medicare & Medicaid Innovation at CMS to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drug spending

Since its enactment, there remain judicial and Congressional challenges to certain aspects of the ACA, and we expect there will be additional challenges and amendments to the ACA in the future. On December 14, 2018, a Texas U.S. District Court Judge ruled that the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Cuts and Jobs Act of 2017. Additionally, on December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the ACA are invalid as well. On March 2, 2020, the U.S. Supreme Court granted the petitions for writs of certiorari to review this case, and held oral arguments on November 10, 2020. The Supreme Court is expected to issue a decision on this case by mid-2021. In addition, other legislative changes have been proposed and adopted since the ACA was enacted. These changes include aggregate reductions to Medicare payments to providers of up to 2% per fiscal year pursuant to the Budget Control Act of 2011, which began in 2013 due to subsequent legislative amendments will remain in effect through 2030, with the exception of a temporary suspension implemented under various COVID-19 relief legislation from May 1, 2020 through March 31, 2021, unless additional Congressional action is taken. Moreover, there has recently been heightened governmental scrutiny over the manner in which drug manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. For example, in 2020, the HHS and CMS issued various rules that are expected to impact, among others, price reductions from pharmaceutical manufacturers to plan sponsors under Part D, fee arrangements between pharmacy benefit managers and manufacturers, manufacturer price reporting requirements under the Medicaid Drug Rebate Program, including regulations that affect manufacturer-sponsored patient assistance programs subject to pharmacy benefit manager accumulator programs and Best Price reporting related to certain value-based purchasing arrangements. Multiple lawsuits have been brought against the HHS challenging various aspects of the rules. In January 2021, the Biden administration issued a “regulatory freeze” memorandum that directs department and agency heads to review new or pending rules of the prior administration. It is unclear whether these new regulations will be withdrawn or when they will become fully effective under the current administration. The impact of these lawsuits as well as legislative, executive, and administrative actions of the current administration on us and the biopharmaceutical industry as a whole is unclear.

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

Our business may be subject to risks associated with conducting business internationally. Some of our clinical trial sites as well as some of our suppliers and collaborators, are located outside of the United States. We may also enter into additional non-U.S markets. Accordingly, our future results could be harmed by a variety of factors, including:

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

Healthcare providers, physicians and third-party payors in the United States and elsewhere play a primary role in the recommendation and prescription of any product candidates for which we may obtain marketing approval. Our current and future arrangements with healthcare professionals, principal investigators, consultants, customers, and third-party payors and other entities may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations, including, without limitation, the federal Anti-Kickback Statute and the federal False Claims Act, that may constrain the business or financial arrangements and relationships through which we conduct clinical research on product candidates and market, sell and distribute any products for which we obtain marketing approval. In addition, we may be subject to transparency laws and patient privacy regulation by the federal government and by the U.S. states and foreign jurisdictions in which we conduct our business. The applicable federal, state and foreign healthcare laws that may affect our ability to operate include, but are not limited to, the following:

▪

the federal Anti-Kickback Statute, which prohibits, among other things, persons from knowingly and willfully soliciting, offering, receiving or providing remuneration (including any kickback, bribe or rebate), directly or indirectly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, order or recommendation of, any good or service for which payment may be made, in whole or in part, under federal and state healthcare programs such as Medicare and Medicaid;

▪

federal civil and criminal false claims laws, including the civil False Claims Act, which can be enforced by private citizens on behalf of the government, through civil whistleblower, or qui tam actions, and the federal civil monetary penalty laws, which impose criminal and civil penalties against individuals or entities, among other things, for knowingly presenting, or causing to be presented, false or fraudulent claims for payment of federal funds, and knowingly making, or causing to be made, false record or statement material to a false or fraudulent claim to avoid, decrease or conceal an obligation to pay money to the federal government;

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

▪

HIPAA, as amended by HITECH, and its implementing regulations, which imposes certain obligations, including mandatory contractual terms on covered entities, including certain healthcare providers, health plans and healthcare clearinghouses as well as their respective business associates that create, receive, maintain or transmit individually health information for or on behalf of a covered entity and their subcontractors that use, disclose or otherwise process individually identifiable health information, with respect to safeguarding the privacy, security and transmission of individually identifiable health information;

▪

the federal Open Payments program under the Physician Payments Sunshine Act, created under Section 6002 of the ACA and its implementing regulations, which requires certain manufacturers of covered drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) and applicable group purchasing organizations to report annually to CMS information related to “payments or other transfers of value” made to covered recipients, such as physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, and further that such applicable manufacturers and applicable group purchasing organizations to report annually to CMS ownership and investment interests held by physicians (as defined above) and their immediate family members. The information reported annually is publicly available on a searchable website. Effective in 2022, these reporting obligations will be expanded to include payments and transfers of value made during the previous year to certain non-physician covered recipients, including physician assistants, nurse practitioners, clinical nurse specialists, certified registered nurse anesthetists and anesthesiologist assistants, and certified nurse-midwives;

▪

analogous state and foreign laws and regulations, including: state anti-kickback and false claims laws which may apply to our business practices, including, but not limited to, research, distribution, sales and marketing arrangements and claims involving healthcare items or services reimbursed by state governmental and non-governmental third-party payors, including private insurers; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the applicable compliance guidance promulgated by the federal government; state laws that require drug manufacturers to track gifts and other remuneration and items of value provided to healthcare professionals and entities; state and local laws that require the registration of pharmaceutical sales representatives; and state laws that require drug manufacturers to report information relating to pricing and marketing information; and

▪

state and foreign laws that govern the privacy and security of health information in specified circumstances, many of which differ from each other in significant ways and often are not pre-empted by HIPAA, thus complicating compliance efforts

Because of the breadth of these laws and the narrowness of the statutory exceptions and regulatory safe harbors available, it is possible that some of our current and future business activities could be subject to challenge under one or more of such laws. In addition, recent healthcare reform legislation has strengthened these laws. For example, the ACA, among other things, amends the intent requirement of the U.S. federal Anti-Kickback Statute and certain criminal healthcare fraud statutes. A person or entity no longer needs to have actual knowledge of these statutes or specific intent to violate them in order to have committed a violation. Moreover, the ACA provides that the government may assert that a claim including items or services resulting from a violation of the U.S. federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal False Claims Act.

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

Our operations, and those of our CROs, clinical trial sites, suppliers, regulators, and other third parties with whom we engage, could be subject to earthquakes, power shortages, telecommunications failures, failures or breaches of information technology systems, water shortages, floods, hurricanes, typhoons, fires, extreme weather conditions, epidemics, pandemics such as the COVID-19 pandemic, and other natural or man-made disasters or business interruptions. The occurrence of any of these business disruptions could seriously harm our operations and financial condition and increase our costs and expenses. We currently rely on third party manufacturers to produce and process our product candidates. Our ability to obtain clinical supplies of our product candidates could be disrupted if the operations of these suppliers are affected by a man-made or natural disaster or other business interruption.  We cannot presently predict the scope and severity of any potential business shutdowns or disruptions, but if we or any of the third parties with whom we engage, including the suppliers, CROs, clinical trial sites, regulators and other third parties with whom we conduct business, were to experience shutdowns or other business disruptions, our ability to conduct our business in the manner and on the timelines presently planned could be materially and negatively impacted.

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

We have incurred significant losses since our inception. Our net loss for the years ended December 31, 2020, 2019, and 2018 was $81.4 million, $43.1 million and $22.7 million, respectively. As of December 31, 2020, our accumulated deficit was approximately $188.6 million. We expect to continue to incur losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of, and seek regulatory approvals for, our product candidates, prepare for and begin to commercialize any approved product candidates and add infrastructure and personnel to support our product development efforts and operations as a public company. The net losses and negative cash flows incurred to date, together with expected future losses, have had, and likely will continue to have, an adverse effect on our shareholders’ deficit and working capital. The amount of future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenue. The net losses we incur may fluctuate significantly from quarter-to-quarter such that a period-to-period comparison of our results of operations may not be a good indication of our future performance.

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

As of December 31, 2020, we had $366.3 million in cash and investments. We believe that our existing cash and investments will enable us to fund our operating expenses and capital expenditure requirements for at least one year past the issuance date of the financial statements included in this Form 10-K. Our estimate as to how long we expect our cash and investments to be able to continue to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned. In addition, because successful development of our product candidates is uncertain, we are unable to estimate the actual funds we will require to complete research and development and to commercialize our product candidates.

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

We may from time to time raise additional capital through the sale of equity or convertible securities. If we issue additional shares of common stock at a discount from the current trading price of our common stock, our stockholders would experience immediate dilution upon the purchase of any shares of our common stock sold at such discount. In addition, as opportunities present themselves, we may enter into financing or similar arrangements in the future, including the issuance of debt securities, preferred stock or common stock. In November 2020, our registration statement on Form S-3 (File No. 333-249863) was declared effective by the SEC, pursuant to which we may offer debt securities, preferred stock, common stock and certain other securities from time to time, up to a maximum aggregate amount of $400,000,000. On December 11, 2020, pursuant to the Form S-3 that was filed, we completed a public offering of 1,221,224 shares of our common stock, which included the exercise of the underwriters’ option to purchase 333,333 shares in full, and pre-funded warrants to purchase an additional 1,334,332 shares of common stock for aggregate gross proceeds of $230.0 million. After deducting underwriting discounts and commissions and offering costs paid or payable by us of approximately $14.6 million, the aggregate net proceeds from our December 11, 2020 public offering were approximately $215.4 million.

If in the future we issue shares of common stock or securities convertible into common stock, our stockholders would experience dilution and, as a result, the market price of our common stock may decline. We cannot predict the effect that future sales of our common stock would have on the market price of our common stock. Additionally, our stockholders may be further diluted by the exercise of the pre-funded warrants issued in December 2020 (see Note 7 to our financial statements included in this Form 10-K).

Further, if we raise additional capital through the sale of equity or convertible securities, the terms of these new securities may include liquidation or other preferences that adversely affect your rights as a stockholder. Debt financing, if available at all, may involve fixed payment obligations or agreements that include covenants limiting or restricting our ability to take specific actions such as incurring additional debt, making capital expenditures, or declaring dividends. If we raise additional funds through partnerships, collaborations, strategic alliances, or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, product candidates, or future revenue streams, or grant licenses on terms that are not favorable to us. We cannot assure you that we will be able to obtain additional funding if and when necessary. If we are unable to obtain adequate financing on a timely basis, we could be required to delay, scale back or eliminate one or more of our clinical or discovery programs or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans.

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

At December 31, 2020, we had $366.3 million of cash and investments. While we are not aware of any downgrades, material losses, or other significant deterioration in the fair value of our cash equivalents or investments since December 31, 2020, no assurance can be given that further deterioration of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents or our ability to meet our financing objectives. Furthermore, our stock price may decline due in part to the volatility of the stock market and general economic downturn.

Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.

As of December 31, 2020, we had net operating loss (NOL) carryforwards available to reduce future taxable income, if any, for federal and California income tax purposes of approximately $141.2 million and $129.4 million, respectively. At December 31, 2020, we also had federal and California research and development tax credit carryforwards of $8.3 million and $5.4 million, respectively, available to offset future income tax, if any. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the Code), if a corporation undergoes an “ownership change,” the corporation’s ability to use its NOLs and other pre-change tax attributes such as research tax credits to offset its post-change taxable income or taxes may be limited. In general, an “ownership change” occurs if there is a cumulative change in our ownership by “5% shareholders” that exceeds 50 percentage points over a rolling three-year period. We completed a Section 382 study and believe we have experienced two changes in ownership (see Note 1 to our financial statements included in this Form 10-K). Consequently, we may be limited in our ability to use our NOL carryforwards and other tax assets in a future year, if taxable income in that given year exceeds our cumulative 382 NOL utilization limit through that specific year. As a result, even if we attain profitability, it is possible 382 limitations on the ability to use our NOL carryforwards and other tax assets could adversely affect our future cash flows. In addition, our NOL carryforwards may be unavailable to offset future taxable income because of restrictions under U.S. tax law. The Tax Cuts and Jobs Act of 2017 (Tax Act), as modified by the CARES Act, imposes certain limitations on the deduction of NOLs, including a limitation on use of NOLs generated in tax years that began on or after January 1, 2018 to offset 80% of taxable income in tax years beginning on or after January 1, 2021 and disallowance of carryback of NOLs arising in tax years beginning on or after January 1, 2021.

Changes in the U.S. taxation of international business activities or the adoption of other tax reform policies could materially impact our business, results of operations and financial condition.

Changes to U.S. tax laws that may be enacted in the future could impact the tax treatment of our foreign earnings. If we expand our international business activities, any changes in the U.S. taxation of such activities may increase our worldwide effective tax rate and adversely affect our business, results of operations and financial condition. On December 22, 2017, President Trump signed into law the Tax Act, which significantly revised the Code. The Tax Act, among other things, includes changes to U.S. federal tax rates and the taxation of foreign earnings and limitations on the deductibility of interest expense and modifies or repeals many business deductions and credits.

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

We currently have limited in-house manufacturing experience and personnel. While we are in the process of operationalizing our own cGMP manufacturing facility for the manufacture of clinical trial drug materials, we expect to continue to rely for some time on third parties to manufacture our product candidates for preclinical testing and clinical trials, in compliance with applicable regulatory and quality standards, and may do so for the commercial manufacture of some of our product candidates, if approved. To date, we have obtained bulk drug substance (BDS) for IGM-2323 and IGM-8444 from a single-source third-party contract manufacturer, and we expect to obtain BDS for IGM-7354 from single-source third-party contract manufacturers as well. Any reduction or halt in supply of BDS from either of these contract manufacturers could severely constrain our ability to develop our product candidates until a replacement contract manufacturer is found and qualified. In addition, we currently rely on a third-party contract research organization for the conduct of our clinical assays and we have experienced, and may continue to experience, delays and interruptions, as well as quality and design errors, in this supply of information to us.  If we are unable to arrange for and maintain such third-party manufacturing and analytical sources that are capable of meeting regulatory standards, or fail to do so on commercially reasonable terms, we may not be able to successfully produce sufficient supply of product candidate or clinical sample analysis data, or we may be delayed in doing so. If we are unable to arrange for and maintain such third-party manufacturing sources that are capable of meeting regulatory standards, or fail to do so on commercially reasonable terms, we may not be able to successfully produce sufficient supply of product candidate or we may be delayed in doing so. If we were to experience an unexpected loss of supply of our product candidates, for any reason, whether as a result of manufacturing, supply or storage issues, the impacts of the COVID-19 pandemic or otherwise, we could experience delays, disruptions, suspensions or terminations of, or be required to restart or repeat, any pending or ongoing clinical trials. Such failure or substantial delay or loss of supply could materially harm our business.

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

Our strategy depends on our ability to identify, seek, obtain and maintain patent protection for our discoveries. As of December 31, 2020, our patent portfolio included 27 granted patents in seven countries or regions, 151 pending applications in active prosecution in 15 countries or regions, six pending Patent Cooperation Treaty (PCT) applications (four unpublished), and ten pending unpublished provisional applications. Our patent portfolio is relatively small compared to many large and more established pharmaceutical and biotechnology companies that have patent portfolios consisting of hundreds, and in some case even thousands, of granted patents. As our patent portfolio grows, we expect patent protection will continue to be an important part of our strategy. The patent protection process is expensive and time consuming, and we may not be able to file and prosecute all necessary or desirable patent applications, or maintain and enforce any patents that may issue from such patent applications, at a reasonable cost or in a timely manner or in all jurisdictions where protection may be commercially advantageous. It is also possible that we will fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection. Moreover, in some circumstances, we may not have the right to control the preparation, filing and prosecution of patent applications, or to maintain the patents, covering technology that we have licensed from third parties. Therefore, our owned or in-licensed patents and patent applications may not be prosecuted and enforced in a manner consistent with the best interests of our business. Our patent applications cannot be enforced against third parties practicing the technology claimed in such applications unless, and until, patents issue from such applications, and then only to the extent the issued claims cover the technology. The patent applications that we own or in-license may fail to result in issued patents with claims that cover our current and future product candidates in the United States or in other foreign countries or that effectively prevent third parties from commercializing competitive product candidates.

Moreover, the patent position of biotechnology companies generally is highly uncertain, involves complex legal and factual questions and has in recent years been the subject of much litigation. We may be subject to a third-party preissuance submission of prior art to the USPTO or a foreign jurisdiction, and such prior art may affect the scope of any claims we ultimately get allowed or it may prevent our patent applications from issuing as patents. Further, the issuance of a patent does not ensure that it is valid or enforceable, nor is the issuance conclusive as to inventorship or the scope of any claims. Third parties may challenge the validity, enforceability or scope of our issued patents or claim that they should be inventors on such patents, and such patents may be narrowed, invalidated, circumvented, or deemed unenforceable, or such third parties may gain rights to such patents. We could also become involved in reexamination, inter parties review, post-grant review, opposition or derivation proceedings, challenging our patent rights or the patent rights of others. In addition, changes in law may introduce uncertainty in the enforceability or scope of patents owned by biotechnology companies. If, our patents are narrowed, invalidated or held unenforceable, third parties may be able to commercialize our technology or products and compete directly with us without payment to us. There is no assurance that all potentially relevant prior art relating to our patents and patent applications has been found, and such prior art could potentially invalidate one or more of our patents or prevent a patent from issuing from one or more of our pending patent applications. There is also no assurance that there is not prior art of which we are aware, but which we do not believe affects the validity or enforceability of a claim in our patents and patent applications, which may, nonetheless, ultimately be found to affect the validity or enforceability of a claim. Furthermore, even if our patents are unchallenged, they may not adequately protect our intellectual property, provide exclusivity for our product candidates, prevent others from designing around our claims or provide us with a competitive advantage. The legal systems of certain countries do not favor the aggressive enforcement of patents, and the laws of foreign countries may not allow us to protect our inventions with patents to the same extent as the laws of the United States. Because patent applications in the United States and many foreign jurisdictions are not published until 18 months after filing, or in some cases not at all, and because publications of discoveries in scientific literature lag behind actual discoveries, we cannot be certain that we were the first to make the inventions claimed in our issued patents or pending patent applications, or that we were the first to file for protection of the inventions set forth in our patents or patent applications. As a result, we may not be able to obtain or maintain protection for certain inventions. Therefore, the issuance, validity, enforceability, scope and commercial value of our patents in the United States and in foreign countries cannot be predicted with certainty and, as a result, any patents that we own or license may not provide sufficient protection against competitors. We may not be able to obtain or maintain patent protection from our pending patent applications, from those we may file in the future, or from those we may license from third parties. Moreover, even if we are able to obtain patent protection, such patent protection may be of insufficient scope to achieve our business objectives. In addition, the issuance of a patent does not give us the right to practice the patented invention. Third parties may have blocking patents that could prevent us from marketing our own patented product and practicing our own patented technology.

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

Risks Related to Ownership of Our Securities

The market price of our common stock may be volatile, which could result in substantial losses for our securityholders.

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

Prior to the closing of our initial public offering (IPO) in September 2019, there was no public market for our common stock. Although our common stock is listed on the Nasdaq Global Select Market (Nasdaq), the market for our shares has demonstrated varying levels of trading activity. Furthermore, an active market trading market for our common stock may not be sustained in the future. The lack of an active trading market for our common stock may  impair investors’ ability to sell their shares at the time they wish to sell them or at a price that they consider reasonable, may reduce the market value of their shares, may impair our ability to raise capital to continue to fund our operations by selling shares and may impair our ability to acquire other companies or technologies by using our shares as consideration.

We are controlled by Haldor Topsøe Holding A/S and a concentrated group of stockholders, whose interests in our business may conflict with yours.

As of December 31, 2020, Haldor Topsøe Holding A/S (HTH), together with other holders of 5% or more of our outstanding capital stock and their respective affiliates, beneficially owned 23,528,133 shares, or 73.6%, of our outstanding capital stock (which includes 17,096,928 shares, or 66.9%, of our voting common stock). Accordingly, our principal stockholders will be able to control most matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, including mergers and sales of all or substantially all of our assets. The interests of these principal stockholders may not always coincide with your interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders. For example, our concentration of ownership could have the effect of delaying or preventing a change in control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could cause the market price of our common stock to decline or prevent our stockholders from realizing a premium over the market price for their shares of our common stock.

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

In November 2020, our registration statement on Form S-3 (File No. 333-249863) was declared effective by the SEC, pursuant to which we may offer debt securities, preferred stock, common stock and certain other securities from time to time. On December 11, 2020, we completed a public offering of 1,221,224 shares of our common stock, which included the exercise of the underwriters’ option to purchase 333,333 shares in full, and pre-funded warrants to purchase an additional 1,334,332 shares of common stock (see Note 7 to our financial statements included in this Annual Report on Form 10-K for additional information).

If in the future we issue shares of common stock or securities convertible into common stock, our stockholders would experience dilution and, as a result, the market price of our common stock may decline. We cannot predict the effect that future sales of our securities would have on the market price of our common stock. Additionally, our securityholders may be further diluted by the exercise of the pre-funded warrants issued in December 2020.

We and our directors and executive officers have agreed that for a period of 90 days after December 9, 2020, subject to specified exceptions, we or they will not offer, sell, contract to sell, pledge or otherwise dispose of, directly or indirectly, any shares of our common stock or securities convertible into or exchangeable or exercisable for any shares of our common stock. Sales of stock by any of our directors, executive officers or principal stockholders could have a material adverse effect on the trading price of our common stock.

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

We have broad discretion in how we use the net proceeds from our public offering. We may not use these proceeds effectively, which could affect our results of operations and cause our stock price to decline.

Our management team has broad discretion in the application of the net proceeds from our public offering in December 2020, and we may spend or invest these proceeds in a way with which our stockholders disagree. Accordingly, you will need to rely on our management team’s judgment with respect to the use of these proceeds and these uses may not yield a favorable return to our stockholders and may negatively impact the price of our common stock. In addition, until the net proceeds are used, they may be placed in investments that do not produce significant income or that may lose value. The failure by management to apply these funds effectively could negatively affect our ability to operate and grow our business.

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

Effective internal controls over financial reporting are necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, are designed to prevent fraud. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could cause us to fail to meet our reporting obligations. In addition, any testing by us conducted in connection with Section 404 of the Sarbanes-Oxley Act or any subsequent testing by our independent registered public accounting firm, may reveal deficiencies in our internal controls over financial reporting that are deemed to be significant deficiencies or material weaknesses or that may require prospective or retroactive changes to our financial statements or identify other areas for further attention or improvement. We have identified deficiencies in the past which we have taken steps to address. However, our efforts to remediate previous deficiencies may not be effective or prevent any future deficiency in our internal control over financial reporting. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock.

During the year ended December 31, 2020, we began using a new enterprise resource planning (ERP) system for financial reporting. As a result, we updated our internal controls to accommodate changes to our business processes and accounting procedures. In connection with our ongoing evaluation of our internal controls over financial reporting, we may make further upgrades to our finance and accounting systems. If we are unable to accomplish these objectives in a timely and effective manner, our ability to comply with the financial reporting requirements and other rules that apply to reporting companies could be adversely impacted. Any failure to maintain effective internal control over financial reporting could have a material adverse effect on our business, financial condition and results of operations and the trading price of our common stock.

As a public company, we are required to disclose material changes made in our internal controls and procedures on a quarterly basis and our management is required to assess the effectiveness of these controls annually. Beginning with our Annual Report on Form 10-K for the year ending December 31, 2020, we will be required to make a formal assessment of the effectiveness of our internal control over financial reporting, and once we cease to be an emerging growth company, we will be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. However, for as long as we are an “emerging growth company” under the JOBS Act, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal controls over financial reporting pursuant to Section 404.

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

An independent assessment of the effectiveness of our internal controls could detect problems that our management’s assessment might not. In addition, our independent registered public accounting firm did not perform an evaluation of our internal control over financial reporting as of December 31, 2020, 2019 or 2018 in accordance with the provisions of the Sarbanes-Oxley Act. Had we and our independent registered public accounting firm performed such an evaluation, control deficiencies may have been identified by management or our independent registered public accounting firm, and those control deficiencies could have also represented one or more material weaknesses. Undetected material weaknesses in our internal controls could lead to financial statement restatements and require us to incur the expense of remediation.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We lease approximately 68,100 square feet of office, laboratory and manufacturing space in Mountain View, California under three leases which expire in August 2023, September 2024 and April 2025. We believe this space is sufficient to meet our near-term needs and that any additional space we may require will be available on commercially reasonable terms.

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

Holders of Record

As of March 18, 2021, there were 9 holders of record of our common stock and 6 holders of record of our non-voting common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees.

Dividend Policy

We have never declared or paid cash dividends on our capital stock to investors. We currently intend to retain all available funds and any future earnings to support operations and to finance the growth and development of our business. We do not intend to declare or pay any cash dividends on our capital stock in the foreseeable future. Any future determination to pay dividends will be made at the discretion of our board of directors, subject to applicable laws, and will depend upon, among other factors, our results of operations, financial condition, contractual restrictions and capital requirements. Our future ability to pay cash dividends on our capital stock may be limited by the terms of any future debt or preferred securities.

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

The following graph compares the cumulative total return to stockholder return on our common stock relative to the cumulative total returns of the Nasdaq Composite Index and the Nasdaq Biotechnology Index. An investment of $100 is assumed to have been made in our common stock and each index on September 18, 2019 (the first day of trading of our common stock with a closing price on that date of $24.30) and its relative performance is tracked through December 31, 2020. Pursuant to applicable SEC rules, all values assume reinvestment of the full amount of all dividends; however no dividends have been declared on our common stock to date. The stockholder returns shown on the graph below are based on historical results and are not indicative of future performance, and we do not make or endorse any predictions as to future stockholder returns.

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

Not required.

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

Overview

We are a biotechnology company pioneering the development of engineered IgM antibodies for the treatment of multiple diseases. IgM antibodies have inherent properties that we believe may enable them to bind more strongly to cells than comparable IgG antibodies. We have created a proprietary IgM antibody technology platform that we believe is particularly well suited for developing T cell engagers, receptor cross-linking agonists and targeted cytokines. Our lead product candidate, IGM-2323, a bispecific T cell engaging IgM antibody targeting CD20 and CD3 proteins, is in an ongoing Phase 1 clinical trial for the treatment of relapsed/refractory B cell Non-Hodgkin’s lymphoma (NHL) patients. Our second product candidate, IGM-8444 is an IgM antibody targeting Death Receptor 5 (DR5) proteins which may prove to be useful for the treatment of patients with solid and hematologic malignancies, and in September 2020, we announced the dosing of the first patient in our Phase 1 clinical trial for the treatment of solid cancers and NHL. Our oncology pipeline also includes IGM-7354, a bispecific IgM antibody delivering interleukin-15 (IL-15) cytokines to PD-L1 expressing cells for the treatment of patients with solid and hematologic malignancies.

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

We have incurred significant net losses to date. Our ability to generate product revenue sufficient to achieve profitability will depend on the successful development and eventual commercialization of one or more of our current or future product candidates. Our net losses were $81.4 million, $43.1 million, and $22.7 million for the years ended December 31, 2020, 2019 and 2018, respectively. As of December 31, 2020, we had an accumulated deficit of $188.6 million. These losses have resulted primarily from costs incurred in connection with research and development activities and general and administrative costs associated with our operations. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future, and our net losses may fluctuate significantly from period to period, depending on the timing of and expenditures on our planned research and development activities. In addition, we expect to incur additional costs associated with operating as a public company.

We expect our expenses and capital requirements will increase substantially in connection with our ongoing activities as we:

▪	advance the development of IGM-2323, IGM-8444, IGM-7354 and our COVID-19 antibodies;
▪	expand our pipeline of IgM antibody product candidates;
▪	continue to invest in our IgM antibody technology platform;

▪	build out and expand our in-house manufacturing capabilities;
▪	maintain, protect and expand our intellectual property portfolio, including patents, trade secrets and know-how;
▪	seek marketing approvals for any product candidates that successfully complete clinical trials;
▪	establish a sales, marketing, and distribution infrastructure to commercialize any product candidate for which we may obtain marketing approval and related commercial manufacturing build-out;
▪	implement operational, financial and management information systems; and
▪	attract, hire and retain additional clinical, scientific, management and administrative personnel.

We plan to continue to use third-party service providers, including contract research organizations (CROs) and contract manufacturing organizations (CMOs), to carry out our preclinical and clinical development and manufacture and supply of our preclinical and clinical materials to be used during the development of our product candidates.

We do not have any products approved for sale and have not generated any revenue since inception. We have funded our operations primarily from the sale of convertible preferred stock, the sale of common stock in our public offerings and the issuance of unsecured promissory notes.

In September 2019, we completed our initial public offering (IPO) and sold and issued an aggregate of 12,578,125 shares of common stock, including 1,640,625 shares issued in connection with the full exercise by the underwriters of their option to purchase additional shares of common stock, at $16.00 per share for gross proceeds of $201.3 million. Immediately prior to the closing of our IPO, all shares of convertible preferred stock then outstanding automatically converted into 10,787,861 shares of common stock and 6,431,205 shares of non-voting common stock. The aggregate net proceeds from our IPO, inclusive of the full exercise by the underwriters of their option to purchase additional shares of common stock, were approximately $183.0 million after deducting underwriting discounts and commissions and other offering costs.

On December 11, 2020, pursuant to our registration statement on Form S-3, we completed a public offering of 1,221,224 shares of our common stock, which included the exercise of the underwriters’ option to purchase 333,333 shares in full, and pre-funded warrants to purchase an additional 1,334,332 shares of common stock for aggregate gross proceeds of $230.0 million. The public offering price of common stock was $90.00 per share and the public offering price of each pre-funded warrant was $89.99, with each pre-funded warrant having an exercise price of $0.01. After deducting underwriting discounts and commissions and offering costs paid or payable by us of approximately $14.6 million, the aggregate net proceeds from our December 11, 2020 public offering were approximately $215.4 million.

We were incorporated in Delaware in 1993 under the name Palingen, Inc. From 1993 to 2010, we were principally engaged in research related to naturally occurring IgM antibodies. In 2010, we received an initial equity investment from Haldor Topsøe Holding A/S, changed our name to IGM Biosciences, Inc. and refocused our research and development efforts toward developing our IgM platform and engineering new IgM antibodies. In December 2017, we established a Danish holding company (IGM Biosciences A/S (Holdco)); in April 2019, we dissolved Holdco. The capitalization information included in this Annual Report on Form 10-K is consistently presented as that of IGM Biosciences, Inc. even during the interim period when we had a holding company structure and our investors held their equity interests in Holdco.

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

General and Administrative

Our general and administrative expenses consist primarily of personnel-related expenses for personnel in our executive, finance, legal, corporate and other administrative functions, intellectual property, facilities and other allocated expenses, other expenses for outside professional services, including legal, human resources, audit and accounting services, and insurance costs. Personnel-related expenses consist of salaries, benefits and stock-based compensation. We expect our general and administrative expenses to increase for the foreseeable future as we increase our headcount to support our continued research activities and development of product candidates and as a result of operating as a public company, including legal, auditing, additional insurance expenses, investor relations activities, other administrative and professional services, and costs associated with maintaining compliance with exchange listing and Securities and Exchange Commission (SEC) requirements. We also expect our intellectual property expenses to increase as we expand our intellectual property portfolio.

Other Income, Net

Other income, net includes interest income earned on our cash and investments, sublease income and interest expense incurred on an unsecured promissory note.

Results of Operations

Comparison of the Years Ended December 31, 2020 and 2019

	Year Ended December 31,
(in thousands)	2020	2019	Change
Operating expenses:
Research and development	$65,030	$35,257	$29,773
General and administrative	18,250	9,241	9,009
Total operating expenses	83,280	44,498	38,782
Loss from operations	(83,280)	(44,498)	(38,782)
Other income, net	1,925	1,365	560
Net loss	$(81,355)	$(43,133)	$(38,222)

Research and Development Expenses

The following table summarizes our research and development expenses incurred during the periods indicated:

	Year Ended December 31,
(in thousands)	2020	2019	Change
Direct expenses
Clinical stage programs (1)	$24,126	$10,554	$13,572
Preclinical stage programs	15,035	12,095	2,940
Indirect expenses
Personnel-related	21,184	9,546	11,638
Depreciation and facilities	4,685	3,062	1,623
Total research and development expenses	$65,030	$35,257	$29,773
(1)

For the year ended December 31, 2020, includes direct expenses related to: (i) our lead product candidate, IGM-2323, for which we announced the dosing of the first patient in our Phase 1 clinical trial in October 2019; and (ii) our second product candidate, IGM-8444, for which we announced the dosing of the first patient in our Phase 1 clinical trial in September 2020.

Research and development expenses were $65.0 million in 2020 compared to $35.3 million in 2019. The increase of $29.8 million was primarily driven by advancement of our product candidates, including $13.6 million of expenses related to our clinical stage programs, which consisted of clinical and manufacturing expense incurred in the development of our lead product candidate, IGM-2323, and our second product candidate, IGM-8444. Preclinical stage programs expenses increased by $2.9 million primarily driven by a $2.4 million increase in activities related to our infectious disease program, a $2.6 million increase in license and fees, and a $1.7 million increase in expenses related to our discovery and other programs, partially offset by a decrease of $3.8 million for IGM-8444 expenses which are classified within clinical related expenses for 2020. Effective for 2020, expenses for IGM-8444 were classified as clinical stage program expenses due to the dosing of the first patient in our Phase 1 clinical trial in 2020. Personnel-related expenses, including stock-based compensation, increased by $11.6 million due to an increase in headcount, stock option grants, and an increase in the price of our common stock, which resulted in an increase in the stock option grant fair value. Depreciation and facilities increased by $1.6 million primarily due to new lease agreements for additional office, laboratory and manufacturing space in Mountain View, California which commenced in 2019.

General and Administrative Expenses

General and administrative expenses were $18.3 million in 2020 compared to $9.2 million in 2019. The increase of $9.0 million was primarily due to a $5.7 million increase in personnel-related expenses, including stock-based compensation, due to an increase in headcount, stock option grants, combined with an increase in the price of our common stock, which resulted in an increase in stock option grant fair value. In relation to our public company status, administrative expenses increased by $1.8 million primarily due to an increase in directors’ and officers’ liability insurance and professional services increased by $1.1 million due to legal, accounting and consulting services.

Other Income, Net

Other income, net was $1.9 million in 2020 compared to $1.4 million in 2019. The increase of $0.6 million was primarily due to interest earned from higher cash and investment balances.

Comparison of the Years Ended December 31, 2019 and 2018

	Year Ended December 31,
(in thousands)	2019	2018	Change
Operating expenses:
Research and development	$35,257	$18,962	$16,295
General and administrative	9,241	3,829	5,412
Total operating expenses	44,498	22,791	21,707
Loss from operations	(44,498)	(22,791)	(21,707)
Other income, net	1,365	80	1,285
Net loss	$(43,133)	$(22,711)	$(20,422)

Research and Development Expenses

The following table summarizes our research and development expenses incurred during the periods indicated:

	Year Ended December 31,
(in thousands)	2019	2018	Change
Direct expenses
Clinical stage programs (1)	$10,554	$7,359	$3,195
Preclinical stage programs	12,095	5,394	6,701
Indirect expenses
Personnel-related	9,546	4,743	4,803
Depreciation and facilities	3,062	1,466	1,596
Total research and development expenses	$35,257	$18,962	$16,295
(1)	Includes direct expenses related to our lead product candidate, IGM-2323, for which we announced the dosing of the first patient in our Phase 1 clinical trial in October 2019.

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

Liquidity and Capital Resources

Liquidity

Due to our significant research and development expenditures, we have generated operating losses since our inception. We have funded our operations primarily through the sale of convertible preferred stock and common stock and the issuance of unsecured promissory notes. As of December 31, 2020, we had cash and investments of $366.3 million. As of December 31, 2020, we had an accumulated deficit of $188.6 million. We believe that our cash and investments will be sufficient to fund our planned operations for at least one year past the issuance date of these financial statements.

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

In addition, we will continue to require additional funding in order to complete development of our product candidates and commercialize our products, if approved. We may seek to raise any necessary additional capital through a combination of public or private equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other marketing and distribution arrangements. For example, in December 2020 the Company completed a public offering of common stock and pre-funded warrants for aggregate net proceeds of $215.4 million.

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

Summary Statement of Cash Flows

The following table sets forth the primary sources and uses of cash for each of the periods presented below:

	Year Ended December 31,
(in thousands)	2020	2019	2018
Net cash used in operating activities	(67,303)	(45,116)	(20,044)
Net cash provided by (used in) investing activities	57,711	(203,238)	(788)
Net cash provided by financing activities	214,781	282,258	22,337

Net Cash Used in Operating Activities

In 2020, net cash used in operating activities was $67.3 million, which consisted primarily of a net loss of $81.4 million, partially offset by $12.0 million in non-cash charges and a net change of $2.0 million in our net operating assets and liabilities. The net change in our operating assets and liabilities was primarily due to an increase in accrued liabilities of $2.8 million and an increase in accounts payable of $2.2 million partially offset by a decrease in lease liabilities of $2.5 million, an increase in prepaid expenses of $0.3 million, and an increase in other assets of $0.3 million. The non-cash charges primarily consisted of stock-based compensation of $8.5 million, non-cash lease expense of $2.6 million, and depreciation expense of $1.0 million.

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

In 2018, net cash used in operating activities was $20.0 million, which consisted of a net loss of $22.7 million, partially offset by a net change of $2.2 million in our net operating assets and liabilities and $0.5 million in non-cash charges. The net change in our operating assets and liabilities was primarily due to an increase in accrued liabilities of $2.8 million resulting from an increase in research and development activities. This was partially offset by an increase in prepaid expenses of $0.3 million primarily associated with prepayments made for ongoing research and development activities conducted by third-party service providers. The non-cash charges primarily consisted of depreciation expense of $0.3 million and stock-based compensation of $0.2 million.

Net Cash Provided by (Used in) Investing Activities

In 2020, net cash provided by investing activities was $57.7 million, which consisted of $283.8 million in maturities of investments, offset by $208.6 million in purchases of investments and $17.5 million in purchases of property, plant, and equipment for research and development activities.

In 2019, net cash used in investing activities was $203.2 million, which consisted of $208.9 million in purchases of investments and $2.3 million in purchases of lab equipment for research and development activities, partially offset by $8.0 million in maturities of investments.

Net cash used in investing activities was $0.8 million in 2018, related to the purchase of property and equipment.

Net Cash Provided by Financing Activities

In 2020, net cash provided by financing activities was $214.8 million, which consisted primarily of $215.7 million of net proceeds from our public offering of common stock and pre-funded warrants as well as $0.8 million of proceeds received from purchases under our employee stock purchase plan (ESPP) and from the exercise of stock options under our equity plans. These proceeds were offset by $1.7 million related to payments of employee taxes and exercise costs for shares withheld in connection with stock option exercises.

In 2019, net cash provided by financing activities was $282.3 million, which consisted primarily of $182.8 million of net proceeds from our IPO, $81.7 million of net proceeds from the issuance of shares of our Series C convertible preferred stock, $15.0 million of proceeds from the issuance of an unsecured promissory note to a related party which was subsequently settled as Series C convertible preferred stock in June 2019, the receipt of a $2.6 million receivable that was due from a related party, and $0.2 million from the issuance of common stock and exercise of stock options under our equity plans.

In 2018, net cash provided by financing activities was $22.3 million, which consisted primarily of $17.3 million of net proceeds from the issuance of shares of our Series B convertible preferred stock and $5.0 million of proceeds from the issuance of an unsecured promissory note.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations and other commitments as of December 31, 2020:

	Payments Due by Period
(in thousands)	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years	Total
Contractual obligations:
Operating lease obligations (1)	$3,086	$6,433	$3,741	$—	$13,260

(1)	Payments due for our lease of office, laboratory and manufacturing spaces in Mountain View, California. The payments represent gross operating lease obligations.

In addition, we enter into agreements in the normal course of business with CROs, CMOs and other vendors for research and development services for operating purposes, which are generally cancelable upon written notice. These payments are not included in this table of contractual obligations.

We have not included milestone or royalty payments or other contractual payment obligations in the table above as the timing and amount of such obligations are unknown or uncertain. See Note 5 to our financial statements included elsewhere in this Annual Report on Form 10-K.

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

Accrued Research and Development Expenses

We record accruals for estimated costs of research, preclinical studies, clinical trials, and manufacturing, which are significant components of research and development expenses. A substantial portion of our ongoing research and development activities is conducted by third-party service providers, CROs and CMOs. Our contracts with the CMOs generally include fees such as initiation fees, reservation fees, costs related to animal studies and safety tests, verification run costs, materials and reagents expenses, taxes, etc. Our contracts with CROs generally include pass-through fees such as regulatory expenses, investigator fees, travel costs and other miscellaneous costs, including shipping and printing fees. The financial terms of these contracts are subject to negotiations, which vary from contract to contract and may result in payment flows that do not match the periods over which materials or services are provided to us under such contracts. We accrue the costs incurred under agreements with these third parties based on estimates of actual work completed in accordance with the respective agreements. We determine the estimated costs through discussions with internal personnel and external service providers as to the progress, or stage of completion or actual timeline (start-date and end-date) of the services and the agreed-upon fees to be paid for such services. In the event we make advance payments, the payments are recorded as a prepaid expense and recognized as the services are performed.

As actual costs become known, we adjust our accruals. Although we do not expect our estimates to be materially different from amounts actually incurred, such estimates for the status and timing of services performed relative to the actual status and timing of services performed may vary and could result in us reporting amounts that are too high or too low in any particular period. Our accrual is dependent, in part, upon the receipt of timely and accurate reporting from CROs and other third-party vendors. Variations in the assumptions used to estimate accruals including, but not limited to, the number of patients enrolled, the rate of patient enrollment and the actual services performed, may vary from our estimates, resulting in adjustments to clinical trial expenses in future periods. Changes in these estimates that result in material changes to our accruals could materially affect our financial condition and results of operations. Through December 31, 2020, there have been no material differences from our estimated accrued research and development expenses to actual expenses.

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

Fair Value of Common Stock—Prior to the IPO, as there was no public market for our common stock, the board of directors determined the fair value of our common stock by taking into consideration, among other things, timely valuations of our common stock prepared by an unrelated third-party valuation firm in accordance with the guidance provided by the American Institute of Certified Public Accountants Practice Guide, Valuation of Privately-Held-Company Equity Securities Issued as Compensation. Given the absence of a public trading market for our common stock prior to our IPO, our board of directors exercised reasonable judgment and considered a number of objective and subjective factors to determine the best estimate of the fair value of our common stock, including our stage of development; progress of our research and development efforts; the rights, preferences and privileges of our convertible preferred stock relative to those of our common stock; equity market conditions affecting comparable public companies and the lack of marketability of our common stock. Since the completion of our IPO, the fair value of each share of common stock underlying stock option grants is based on the closing price of our common stock on the Nasdaq Global Select Market as reported on the date of grant.

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

We account for forfeitures as they occur. Disclosures related to stock-based compensation have been included for employee stock-based compensation only. Stock-based compensation awarded to non-employees for the years ended December 31, 2020, 2019, and 2018 was not material. The fair value of each purchase under our ESPP is estimated at the beginning of the offering period using the Black-Scholes option pricing model.

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

Under ASC 842, we determine if an arrangement is a lease at inception. In addition, we determine whether leases meet the classification criteria of a finance or operating lease at the lease commencement date considering: (1) whether the lease transfers ownership of the underlying asset to the lessee at the end of the lease term, (2) whether the lease grants the lessee an option to purchase the underlying asset that the lessee is reasonably certain to exercise, (3) whether the lease term is for a major part of the remaining economic life of the underlying asset, (4) whether the present value of the sum of the lease payments and residual value guaranteed by the lessee equals or exceeds substantially all of the fair value of the underlying asset, and (5) whether the underlying asset is of such a specialized nature that it is expected to have no alternative use to the lessor at the end of the lease term. As of December 31, 2020, our lease population consisted of real estate operating leases. As of the date of adoption of ASC 842, and as of December 31, 2020 and 2019, we did not have finance leases.

Operating leases are included in operating lease right-of-use (ROU) assets, lease liabilities, current, and lease liabilities, non-current in our balance sheet. ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. In determining the present value of lease payments, we use our incremental borrowing rate based on the information available at the lease commencement date if the rate implicit in the lease is not readily determinable. We determine the incremental borrowing rate base on an analysis of corporate bond yields with a credit rating similar ours. The determination of our incremental borrowing rate requires management judgment including the development of a synthetic credit rating and cost of debt as we currently do not carry any debt. We believe that the estimates used in determining the incremental borrowing rate are reasonable based upon current facts and circumstances. Applying different judgments to the same facts and circumstances could result in the estimated amounts to vary. The operating lease ROU assets also include adjustments for prepayments and accrued lease payments and exclude lease incentives. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise such options. Operating lease cost is recognized on a straight-line basis over the expected lease term. Lease agreements entered into after the adoption of ASC 842 that include lease and non-lease components are accounted for as a single lease component. Lease agreements with a noncancelable term of less than 12 months are not recorded on our balance sheet. For more information about the impact of adoption and disclosures on our leases, refer to “Note 10 – Commitments and Contingencies” in our notes to financial statements included elsewhere in this Annual Report on Form 10-K.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

The primary objectives of our investment activities are to ensure liquidity and to preserve capital. We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities. There was no material foreign currency risk for the year ended December 31, 2020. We held $366.3 million in cash and investments as of December 31, 2020 which consisted of money market funds, U.S Treasury securities, commercial paper, corporate debt and U.S. agency securities. We held no interest-bearing liabilities as of December 31, 2020. Historical fluctuations in interest rates have not been significant for us. Due to the short-term maturities of our cash equivalents, an immediate 10% relative change in interest rates would not have a material effect on the fair market value of our cash equivalents.

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of IGM Biosciences, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of IGM Biosciences, Inc. (the "Company") as of December 31, 2020 and 2019, the related statements of operations, comprehensive loss, convertible preferred stock and stockholders' equity (deficit), and cash flows for the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Deloitte & Touche LLP

San Francisco, California

March 30, 2021

We have served as the Company's auditor since 2019.

IGM Biosciences, Inc.

Balance Sheets

(in thousands, except share and per share data)

	December 31,	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$241,080	$35,891
Short-term investments	125,189	188,743
Prepaid expenses and other current assets	7,003	6,431
Income tax receivable	—	35
Total current assets	373,272	231,100
Property, plant and equipment, net	23,226	3,882
Long-term investments	—	11,973
Operating lease right-of-use asset	11,586	14,137
Other assets	548	258
Total assets	$408,632	$261,350
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	7,924	3,087
Accrued liabilities	6,649	3,305
Lease liabilities, current	2,667	2,483
Total current liabilities	17,240	8,875
Lease liabilities, non-current	9,577	12,244
Total liabilities	26,817	21,119
Commitments and contingencies (Note 10)
Stockholders' equity:
Preferred stock	—	—
Common stock, $0.01 par value; 1,000,000,000 shares authorized as of December 31, 2020 and December 31, 2019; 25,542,931 and 24,053,921 shares issued and outstanding as of December 31, 2020 and December 31, 2019, respectively	255	240
Non-voting common stock, $0.01 par value; 6,431,208 shares authorized as of December 31, 2020 and December 31, 2019; 6,431,205 shares issued and outstanding as of December 31, 2020 and December 31, 2019	64	64
Additional paid-in-capital	570,030	347,089
Accumulated other comprehensive income	26	43
Accumulated deficit	(188,560)	(107,205)
Total stockholders’ equity	381,815	240,231
Total liabilities and stockholders’ equity	$408,632	$261,350

The accompanying notes are an integral part of these financial statements.

IGM Biosciences, Inc.

Statements of Operations

(in thousands, except share and per share data)

	Year Ended December 31,
	2020	2019	2018
Operating expenses:
Research and development	$65,030	$35,257	$18,962
General and administrative	18,250	9,241	3,829
Total operating expenses	83,280	44,498	22,791
Loss from operations	(83,280)	(44,498)	(22,791)
Other income, net	1,925	1,365	80
Net loss	$(81,355)	$(43,133)	$(22,711)
Net loss per share, basic and diluted	$(2.65)	$(4.80)	$(51.84)
Weighted-average common shares outstanding, basic and diluted	30,748,280	8,995,410	438,074

The accompanying notes are an integral part of these financial statements.

IGM Biosciences, Inc.

Statements of Comprehensive Loss

(in thousands)

	Year Ended December 31,
	2020	2019	2018
Net loss	$(81,355)	$(43,133)	$(22,711)
Other comprehensive income:
Unrealized gain (loss) on investments	(17)	43	—
Comprehensive loss	$(81,372)	$(43,090)	$(22,711)

The accompanying notes are an integral part of these financial statements.

IGM Biosciences, Inc.

Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands, except share data)

	Convertible Preferred Stock		Common Stock		Non-Voting Common Stock		Additional Paid-In-	Due To (From) Related	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Party	Income	Deficit	Equity (Deficit)
Balance—December 31, 2017	6,384,797	$40,783	438,074	$4	-	$-	$35,479	$(34,625)	$-	$(41,361)	$(40,503)
Issuance of Series B convertible preferred stock, net of issuance costs of $0.5 million	3,116,823	20,134	—	—	—	—	(286)	(2,511)	—	—	(2,797)
Related party equity transaction	—	—	—	—	—	—	(34,625)	34,625	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	183	—	—	—	183
Net loss	—	—	—	—	—	—	—	—	—	(22,711)	(22,711)
Balance—December 31, 2018	9,501,620	60,917	438,074	4	—	—	751	(2,511)	—	(64,072)	(65,828)
Exercise of stock options	—	—	184,036	2	—	—	177	—	—	—	179
Issuance of common stock	—	—	7,566	—	—	—	11	—	—	—	11
Related party equity transaction	—	—	—	—	—	—	39	2,511	—	—	2,550
Issuance of Series C convertible preferred stock, net of issuance costs of $0.4 million	7,717,446	101,636	—	—	—	—	—	—	—	—	—
Vesting of restricted stock	—	—	58,259	1	—	—	(1)	—	—	—	—
Conversion of convertible preferred stock into common stock and non-voting common stock	(17,219,066)	(162,553)	10,787,861	108	6,431,205	64	162,381	—	—	—	162,553
Issuance of common stock upon initial public offering, net of issuance costs of $4.3 million	—	—	12,578,125	125	—	—	182,717	—	—	—	182,842
Unrealized gain on investments	—	—	—	—	—	—	—	—	43	—	43
Stock-based compensation expense	—	—	—	—	—	—	1,014	—	—	—	1,014
Net loss	—	—	—	—	—	—	—	—	—	(43,133)	(43,133)
Balance—December 31, 2019	—	—	24,053,921	240	6,431,205	64	347,089	—	43	(107,205)	240,231
Issuance of common stock and pre-funded warrants, net of offering costs of $0.8 million	—	—	1,221,224	12	—	—	215,400	—	—	—	215,412
Exercise of stock options, net of shares withheld for taxes and exercise costs	—	—	170,537	2	—	—	(1,595)	—	—	—	(1,593)
Vesting of restricted stock	—	—	58,259	1	—	—	(1)	—	—	—	—
Issuance of common stock upon restricted stock unit settlement	—	—	7,645	—	—	—	—	—	—	—	—
Purchases under employee stock purchase plan	—	—	31,345	—	—	—	683	—	—	—	683
Unrealized gain (loss) on investments	—	—	—	—	—	—	—	—	(17)	—	(17)
Stock-based compensation expense	—	—	—	—	—	—	8,454	—	—	—	8,454
Net loss	—	—	—	—	—	—	—	—	—	(81,355)	(81,355)
Balance—December 31, 2020	—	$—	25,542,931	$255	6,431,205	$64	$570,030	$—	$26	$(188,560)	$381,815

The accompanying notes are an integral part of these financial statements.

IGM Biosciences, Inc.

Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2020	2019	2018
Cash flows from operating activities:
Net loss	$(81,355)	$(43,133)	$(22,711)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,025	597	278
Stock-based compensation expense	8,454	1,014	183
Accrued interest on related party loan	—	—	27
Net amortization of premiums and accretion of discounts on investments	(23)	(306)	—
Non-cash lease expense	2,551	1,736	—
Changes in assets and liabilities:
Prepaid expenses and other current assets	(252)	(5,412)	(262)
Other long-term assets	(290)	(258)	8
Income tax receivable	35	—	(35)
Accounts payable	2,198	1,961	(61)
Accrued liabilities	2,837	(25)	2,791
Income tax payable	—	—	(128)
Deferred rent	—	—	(134)
Lease liabilities	(2,483)	(1,254)	—
Other current liabilities	—	(9)	9
Other long-term liabilities	—	(27)	(9)
Net cash used in operating activities	(67,303)	(45,116)	(20,044)

Cash flows from investing activities:
Purchase of property, plant and equipment	(17,502)	(2,337)	(788)
Purchases of investments	(208,564)	(208,901)	—
Maturities of investments	283,777	8,000
Net cash provided by (used in) investing activities	57,711	(203,238)	(788)

Cash flows from financing activities:
Proceeds from new investors for issuance of Series B convertible preferred stock	—	—	17,337
Proceeds from new investors for issuance of Series C convertible preferred stock	—	72,000	—
Proceeds from related party for issuance of Series C convertible preferred stock	—	10,000	—
Payment of issuance costs for Series C convertible preferred stock	—	(324)	—
Proceeds from related party capital contribution	—	2,550	—
Proceeds from loan from related party	—	15,000	5,000
Proceeds from common stock issuance	—	11	—
Proceeds from exercise of stock options and purchases under the employee stock purchase plan	821	179	—
Payment of employee taxes and exercise costs for shares withheld	(1,731)	—	—
Proceeds from issuance of initial public offering, net of underwriters' commission	—	187,162	—
Proceeds from issuance of common stock and pre-funded warrants, net of issuance costs	216,186	—	—
Payment of issuance costs for public offerings	(495)	(4,320)	—
Net cash provided by financing activities	214,781	282,258	22,337
Net increase in cash, cash equivalents and restricted cash	205,189	33,904	1,505
Cash, cash equivalents, and restricted cash, beginning of year	35,891	1,987	482
Cash, cash equivalents, and restricted cash, end of year	$241,080	$35,891	$1,987

Cash, cash equivalents, and restricted cash, end of year
Cash and cash equivalents	241,080	35,891	1,887
Restricted cash	—	—	100
Cash, cash equivalents, and restricted cash, end of year	$241,080	$35,891	$1,987
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$—	$—	$167
Cash paid for interest on related party loan	$—	$297	$—
Supplemental disclosure of non-cash investing and financing activities:
Acquisition of property, plant and equipment in accounts payable and accrued liabilities	$3,829	$962	$292
Issuance costs for public offerings in accounts payable and accrued liabilities	$279	$—	$—
Issuance costs for Series C convertible preferred stock in accounts payable and accrued liabilities	$—	$40	$—
Settlement of related party loan through issuance of Series C convertible preferred stock	$—	$20,000	$—
Receivable from related party for Series B convertible preferred stock	$—	$—	$2,511
Related party equity transaction	$—	$—	$34,625
Conversion of convertible preferred stock into common stock and non-voting common stock	$—	$162,553	$—

The accompanying notes are an integral part of these financial statements.

IGM Biosciences, Inc.

Notes to Financial Statements

Note 1. Organization

IGM Biosciences, Inc. (the Company) was incorporated in the state of Delaware in August 1993 under the name Palingen, Inc. and the name was subsequently changed to IGM Biosciences, Inc. in 2010. The Company’s headquarters are in Mountain View, California. The Company is a biotechnology company engaged in the development of IgM antibody therapeutics for the treatment of multiple diseases.

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

Public Offerings

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

On November 12, 2020, the Company’s registration statement on Form S-3 (File No. 333-249863) was declared effective by the Securities and Exchange Commission (the SEC). On December 11, 2020, pursuant to the Form S-3 that was filed, the Company completed a public offering (2020 Public Offering) of 1,221,224 shares of its common stock, which included the exercise of the underwriters’ option to purchase 333,333 shares in full, and pre-funded warrants to purchase an additional 1,334,332 shares of common stock (Pre-funded Warrants). The Pre-funded Warrants were issued to two separate related party affiliates. The public offering price of common stock was $90.00 per share and the public offering price of each pre-funded warrant was $89.99, with each pre-funded warrant having an exercise price of $0.01. After deducting underwriting discounts and commissions and offering costs paid or payable by the Company of approximately $14.6 million, the net proceeds from the Company’s 2020 Public Offering were approximately $215.4 million.

IGM Biosciences, Inc.

Notes to Financial Statements — Continued

Liquidity

The Company has incurred net operating losses and negative cash flows from operations since its inception and had an accumulated deficit of $188.6 million as of December 31, 2020. As of December 31, 2020, the Company had cash and investments of $366.3 million. Management believes that the existing financial resources are sufficient to continue operating activities at least one year past the issuance date of these financial statements. The Company has historically financed its operations primarily through the sale of convertible preferred stock and common stock and the issuance of unsecured promissory notes. To date, none of the Company’s product candidates have been approved for sale, and the Company has not generated any revenue since inception. Management expects operating losses to continue and increase for the foreseeable future, as the Company progresses into clinical development activities for its lead product candidates. The Company’s prospects are subject to risks, expenses and uncertainties frequently encountered by companies in the biotechnology industry as discussed below. While the Company has been able to raise multiple rounds of financing, there can be no assurance that in the event the Company requires additional financing, such financing will be available on terms which are favorable or at all. Failure to generate sufficient cash flows from operations, raise additional capital or reduce certain discretionary spending would have a material adverse effect on the Company’s ability to achieve its intended business objectives.

Note 2. Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. On an ongoing basis, the Company evaluates its estimates, including, but not limited to, those related to investments, manufacturing accruals, accrued research and development expenses, fair value of common stock, stock-based compensation, operating lease right-of-use (ROU) assets and liabilities, income tax uncertainties and the valuation of deferred tax assets. The Company bases its estimates on its historical experience and also on assumptions that it believes are reasonable; however, actual results could significantly differ from those estimates.

Segments

The Company operates and manages its business as one reportable and operating segment, which is the business of developing engineered IgM antibodies for the treatment of multiple diseases. The Company’s chief executive officer, who is the chief operating decision maker, reviews financial information on an aggregate basis for allocating and evaluating financial performance. All long-lived assets are maintained in, and all losses are attributable to, the United States of America.

Concentration of Credit Risk and Other Risks and Uncertainties

Financial instruments that potentially subject the Company to a concentration of credit risk consist primarily of cash and investments. The Company invests in money market funds, U.S. Treasury securities, corporate bonds, commercial paper, and U.S. government agency securities. The Company maintains bank deposits in federally insured financial institutions and these deposits may exceed federally insured limits. The Company is exposed to credit risk in the event of a default by the financial institutions holding its cash and issuers of investments to the extent recorded on the balance sheets. The Company’s investment policy limits investments to money market funds, certain types of debt securities issued by the U.S. Government and its agencies, corporate debt, commercial paper, and places restrictions on the credit ratings, maturities and concentration by type and issuer. The Company has not experienced any losses on its deposits of cash and investments.

IGM Biosciences, Inc.

Notes to Financial Statements — Continued

The Company’s future results of operations involve a number of other risks and uncertainties. Factors that could affect the Company’s future operating results and cause actual results to vary materially from expectations include, but are not limited to, the Company’s early stages of clinical drug development; uncertainties related to the use of engineered IgM antibodies, which is a novel and unproven therapeutic approach; the Company’s ability to advance product candidates into, and successfully complete, clinical trials on the timelines it projects; the Company’s ability to adequately demonstrate sufficient safety and efficacy of its product candidates; the Company’s ability to enroll patients in its ongoing and future clinical trials; the Company’s ability to successfully manufacture and supply its product candidates for clinical trials; the Company’s ability to obtain additional capital to finance its operations; uncertainties related to the projections of the size of patient populations suffering from the diseases the Company is targeting; the Company’s ability to obtain, maintain, and protect its intellectual property rights; developments relating to the Company’s competitors and its industry, including competing product candidates and therapies; general economic and market conditions; and other risks and uncertainties, including those more fully described in the “Risk Factors” section of this Annual Report on Form 10-K.

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

IGM Biosciences, Inc.

Notes to Financial Statements — Continued

Impairment of Long-Lived Assets

Long-lived assets consist of property and equipment. The Company evaluates the carrying amount of its long-lived assets whenever events or changes in circumstances indicate that the assets may not be recoverable. An impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition are less than the carrying amount of the asset. There was no impairment of long-lived assets in 2020, 2019 and 2018.

Research and Development Expenses

The Company expenses research and development costs as they are incurred. Research and development expenses consist primarily of: (i) personnel-related expenses, including salaries, benefits and stock-based compensation expense, for personnel in the Company’s research and development functions; (ii) fees paid to third parties such as contractors, consultants and contract research organizations (CROs) for conducting clinical trials, animal studies, and other costs related to clinical and preclinical testing; (iii) costs related to acquiring and manufacturing research and clinical trial materials, including under agreements with third parties such as contract manufacturing organizations (CMOs), and other vendors; (iv) costs related to the preparation of regulatory submissions; (v) expenses related to laboratory supplies and services; and (vi) depreciation of equipment and facilities expenses.

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

As actual costs become known, the Company adjusts its accruals. Although the Company does not expect its estimates to be materially different from amounts actually incurred, such estimates for the status and timing of services performed relative to the actual status and timing of services performed may vary and could result in the Company reporting amounts that are too high or too low in any particular period. The Company’s accrual is dependent, in part, upon the receipt of timely and accurate reporting from CROs and other third-party vendors. Variations in the assumptions used to estimate accruals including, but not limited to, the number of patients enrolled, the rate of patient enrollment and the actual services performed, may vary from the Company’s estimates, resulting in adjustments to clinical trial expenses in future periods. Changes in these estimates that result in material changes to the Company’s accruals could materially affect its financial condition and results of operations. Through December 31, 2020, there have been no material differences from the Company’s estimated accrued research and development expenses to actual expenses.

IGM Biosciences, Inc.

Notes to Financial Statements — Continued

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

Net Loss Per Share

Basic net loss per share is calculated by dividing the net loss by the weighted-average number of shares of common stock (including non-voting common stock and Pre-funded Warrants) outstanding during the period, without consideration for common stock equivalents. Shares of common stock into which the Pre-funded Warrants may be exercised are considered outstanding for the purposes of computing net loss per share because the shares may be issued for little or no consideration, are fully vested, and are exercisable after the original issuance date. Diluted net loss per share is the same as basic net loss per share, since the effects of potentially dilutive securities are antidilutive given the net loss for each period presented.

Deferred Offering Costs

Deferred offering costs, consisting of legal, accounting, and filing fees directly relating to the Company’s equity offerings, are capitalized and offset against the proceeds upon the completion of the offering.

There were no deferred offering costs as of December 31, 2020 and 2019.

Leases

During 2019, the Company elected to early adopt Accounting Standard Update (ASU) No. 2016-02, Leases (ASC 842) and its associated amendments as of January 1, 2019 using the modified retrospective transition approach. There was no cumulative-effect adjustment recorded to accumulated deficit upon adoption.

Under ASC 842 and its associated amendments, the Company determines if an arrangement is a lease at inception. In addition, the Company determines whether leases meet the classification criteria of a finance or operating lease at the lease commencement date considering: (1) whether the lease transfers ownership of the underlying asset to the lessee at the end of the lease term, (2) whether the lease grants the lessee an option to purchase the underlying asset that the lessee is reasonably certain to exercise, (3) whether the lease term is for a major part of the remaining economic life of the underlying asset, (4) whether the present value of the sum of the lease payments and residual value guaranteed by the lessee equals or exceeds substantially all of the fair value of the underlying asset, and (5) whether the underlying asset is of such a specialized nature that it is expected to have no alternative use to the lessor at the end of the lease term. As of December 31, 2020, the Company's lease population consisted of real estate. As of the date of adoption of ASC 842, and as of December 31, 2020 and 2019, the Company did not have finance leases.

IGM Biosciences, Inc.

Notes to Financial Statements — Continued

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

Recently Adopted Accounting Standards

In August 2018, the FASB issued ASU No. 2018-13, Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement, which amends ASC 820, Fair Value Measurement. This ASU modifies the disclosure requirements for fair value measurements by removing, modifying, or adding certain disclosures. The effective date was the first quarter of fiscal year 2020, with early adoption permitted for the removed disclosures and delayed adoption until fiscal year 2020 permitted for the new disclosures. The Company adopted this ASU as of January 1, 2020 and the adoption did not have a material impact on its financial statements and related disclosures. The removed and modified disclosures were adopted on a retrospective basis and the new disclosures were adopted on a prospective basis.

IGM Biosciences, Inc.

Notes to Financial Statements — Continued

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

Financial instruments classified within Level 2 of the fair value hierarchy are valued based on other observable inputs, including broker or dealer quotations or alternative pricing sources. When quoted prices in active markets for identical assets or liabilities are not available, the Company relies on non-binding quotes from its investment managers, which are based on proprietary valuation models of independent pricing services. These models generally use inputs such as observable market data, quoted market prices for similar instruments, or historical pricing trends of a security relative to its peers. To validate the fair value determination provided by its investment managers, the Company reviews the pricing movement in the context of overall market trends and trading information from its investment managers. In addition, the Company assesses the inputs and methods used in determining the fair value in order to determine the classification of securities in the fair value hierarchy. As of December 31, 2020 and 2019, there were no financial instruments classified as Level 3.

IGM Biosciences, Inc.

Notes to Financial Statements — Continued

The following tables set forth the fair value of the Company’s financial assets, which consist of investments measured and recognized at fair value (in thousands):

		December 31, 2020
	Fair Value Hierarchy Level	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Assets
Financial assets included within cash and cash equivalents:
Money market funds	Level 1	$135,257	$—	$—	$135,257
U.S. Treasury securities	Level 1	73,494	1	—	73,495
U.S. government agency securities	Level 2	30,783	—	(1)	30,782
Financial assets included within short-term investments:
U.S. Treasury securities	Level 1	71,795	2	—	71,797
Corporate bonds	Level 2	6,876	1	—	6,877
Commercial paper	Level 2	2,997	—	—	2,997
U.S. government agency securities	Level 2	43,495	23	—	43,518
Total		$364,697	$27	$(1)	$364,723

		December 31, 2019
	Fair Value Hierarchy Level	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Assets
Financial assets included within cash and cash equivalents:
Money market funds	Level 1	$12,854	$—	$—	$12,854
Commercial paper	Level 2	21,677	—	(2)	21,675
Financial assets included within short-term investments:
U.S. Treasury securities	Level 1	66,244	48	—	66,292
Corporate bonds	Level 2	39,953	3	—	39,956
Commercial paper	Level 2	74,507	—	(9)	74,498
U.S. government agency securities	Level 2	7,995	2	—	7,997
Financial assets included within long-term investments:
U.S. government agency securities	Level 2	11,974	—	(1)	11,973
Total		$235,204	$53	$(12)	$235,245

The following table presents the contractual maturities of the Company’s cash and investments as of December 31, 2020 (in thousands):

December 31, 2020
Due in less than one year	$364,723
Due in more than one year	—
Total	$364,723

IGM Biosciences, Inc.

Notes to Financial Statements — Continued

Note 4. Balance Sheet Components

Property, Plant and Equipment, Net

Property, plant and equipment, net consists of the following (in thousands):

	December 31,	December 31,
	2020	2019
Laboratory equipment	$7,125	$3,800
Office equipment	212	150
Leasehold improvement	253	78
Construction in progress	17,925	1,118
Total property, plant and equipment, gross	25,515	5,146
Less: Accumulated depreciation	(2,289)	(1,264)
Total property, plant and equipment, net	$23,226	$3,882

Depreciation expense was approximately $1.0 million, $0.6 million and $0.3 million for the years ended December 31, 2020, 2019 and 2018, respectively.

Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	December 31,	December 31,
	2020	2019
Accrued research and development materials and services	$1,509	$906
Accrued professional services	163	360
Accrued compensation	4,925	2,030
Other	52	9
Total accrued liabilities	$6,649	$3,305

Note 5. License Agreements

Adimab Agreement

In January 2017, the Company entered into an option and license agreement with Adimab LLC (Adimab) pursuant to which the Company acquired a non-exclusive license to conduct research to evaluate certain Adimab antibodies in the context of the Company’s proprietary platform constructs directed to selected targets, and an option to be granted a non-exclusive license to develop and commercialize antibody products incorporating or derived from such Adimab antibodies. The Company may exercise such option on a research program-by-research program basis during a specified period after the expiration of the discovery and evaluation term. The Company is obligated to pay license fees of up to approximately $1.0 million in the aggregate to Adimab under this agreement during the evaluation term. Upon exercise of the Company’s option for an antibody covered by the agreement, it will be required to pay additional amounts aggregating up to either $7.4 million or $16.0 million per product incorporating each such antibody upon the option exercise and subsequent achievement of specified development and regulatory milestones, depending on the nature of the Adimab antibody incorporated in such product. In addition, the Company is obligated to pay Adimab either low or mid single-digit royalties based on net sales of each optioned antibody by the Company and its affiliates and sublicensees, subject to specified reductions. During the years ended December 31, 2020, 2019 and 2018, the Company recognized $0.2 million, $0.1 million and $0.3 million, respectively, in research and development expenses incurred under this agreement in its statements of operations.

IGM Biosciences, Inc.

Notes to Financial Statements — Continued

LakePharma Agreement

In May 2018, the Company and LakePharma, Inc. (LakePharma) entered into an agreement for screening services aimed towards discovering certain antibodies. If the Company elects to enter into a license to develop and commercialize one or more of the antibodies discovered under this agreement, the Company will be obligated to make payments to LakePharma aggregating up to $10.3 million based on achieving specified development and regulatory milestones for each such antibody. During the years ended December 31, 2020, 2019 and 2018, the Company recognized $0.3 million, $0.1 million and $0.3 million, respectively, in research and development expenses incurred under this agreement in its statements of operations.

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

University of Texas Agreement

In October 2020, the Company entered into a multi-year patent and materials license agreement with the Board of Regents of the University of Texas System on behalf of the University of Texas Health Science Center at Houston for certain antibodies against the SARS-CoV-2 virus. Under the terms of the agreement, the Company is obligated to pay an upfront payment of $0.1 million, an annual license fee of up to $0.1 million, research and development fees aggregating up to $2.8 million upon the achievement of clinical and regulatory milestones and single digit royalties on future net sales of antibody products stemming from this agreement. During the year ended December 31, 2020, the Company recognized $0.1 million in research and development expenses incurred under this agreement in its statements of operations.

AvantGen Agreement

In December 2020, the Company entered into a multi-year patent and license agreement with AvantGen Inc. for certain antibodies against the SARS-CoV-2 virus. Under the terms of the agreement, the Company is obligated to pay an upfront payment of $0.2 million, an annual fee of up to $0.3 million upon the first and second anniversaries of the agreement, research and development fees aggregating up to $8.4 million upon the achievement of clinical and regulatory milestones and single digit royalties on future net sales of antibody products stemming from this agreement. During the year ended December 31, 2020, the Company recognized $0.2 million in research and development expenses incurred under this agreement in its statements of operations.

IGM Biosciences, Inc.

Notes to Financial Statements — Continued

Note 6. Common Stock and Non-Voting Common Stock

As of December 31, 2020 and 2019, the Company’s certificate of incorporation authorized the Company to issue 1,006,431,208 shares of common stock (including 6,431,208 shares of non-voting common stock) and 200,000,000 shares of preferred stock, respectively, at a par value of $0.01 per share. Each share of common stock (excluding non-voting common stock) is entitled to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the Company’s Board of Directors, subject to prior rights of the preferred stockholders. As of December 31, 2020 and 2019, no dividends have been declared.

The Company had reserved common stock, on an as-converted basis, for future issuance as follows:

	December 31,	December 31,
	2020	2019
Stock options, issued and outstanding	2,926,560	2,289,209
Restricted stock units	667	—
Restricted stock, issued and outstanding	—	58,259
Stock options and restricted stock units, future issuance	3,054,127	2,669,264
Employee stock purchase plan, available for future grants	554,088	280,000
Pre-funded warrants	1,334,332	—
Total	7,869,774	5,296,732

Note 7. Pre-Funded Warrants

On December 11, 2020, the Company completed an underwritten public offering of 1,221,224 shares of its common stock, which included the exercise of the underwriters’ option to purchase 333,333 shares in full, and Pre-funded Warrants to purchase an additional 1,334,332 shares of common stock. The Pre-funded Warrants were issued to two separate related party affiliates. The public offering price of common stock was $90.00 per share and the public offering price of each Pre-funded Warrant was $89.99, with each Pre-funded Warrant having an exercise price of $0.01. After deducting underwriting discounts and commissions and offering costs paid or payable by the Company of approximately $14.6 million, the aggregate net proceeds from the 2020 Public Offering were approximately $215.4 million.

The public offering price for the Pre-funded Warrants was equal to the public offering price, less the $0.01 exercise price of each warrant. The Pre-funded Warrants were recorded as a component of stockholders’ equity within additional paid-in-capital and will expire on the date any such warrant is exercised in full.

Subject to applicable law, upon exercise of a Pre-funded Warrant, a holder may elect to receive the same number of shares of non-voting common stock as the shares of common stock for which the Pre-funded Warrant is exercisable, provided that (i) at the time of such election there is a sufficient number of authorized but unissued and otherwise unreserved shares of non-voting common stock and (ii) the Company consents to such election.

The outstanding Pre-funded Warrants to purchase shares of common stock are exercisable at any time after their original issuance. However, the Company may not effect the exercise of any Pre-funded Warrants, and a holder will not be entitled to exercise any portion of any Pre-funded Warrants that, upon giving effect to such exercise, would cause: (i) the aggregate number of shares of the Company’s common stock beneficially owned by such holder (together with its affiliates) to exceed 9.99% of the number of shares of the Company’s common stock outstanding immediately after giving effect to the exercise; or (ii) the combined voting power of the Company’s securities beneficially owned by such holder (together with its affiliates) to exceed 9.99% of the combined voting power of all of the Company’s securities outstanding immediately after giving effect to the exercise, as such percentage ownership is determined in accordance with the terms of the Pre-funded Warrants. However, any holder of a Pre-funded Warrant may increase or decrease such percentage to any other percentage not in excess of 19.99% upon at

IGM Biosciences, Inc.

Notes to Financial Statements — Continued

least 61 days’ prior notice from the holder to the Company. As of December 31, 2020, no shares underlying the Pre-funded Warrants had been exercised (see “Note 12 Net Loss Per Share Attributable to Common Stockholders”).

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

On July 30, 2020, the Company’s Board of Directors adopted and the Company’s stockholders approved an amendment and restatement of the 2018 Plan which clarified the number of outstanding shares of common stock used to calculate the annual evergreen provision to include both voting and non-voting shares of common stock. Upon adoption of the amended and restated 2018 Plan, the number of shares of common stock available under the 2018 Plan increased by 257,248 shares.

As of December 31, 2020, 3,054,127 shares of common stock remained available for issuance under the 2018 Plan. Effective January 1, 2021, the number of shares of common stock available under the 2018 Plan increased by 1,278,965 shares pursuant to the evergreen provision of the 2018 Plan.

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

IGM Biosciences, Inc.

Notes to Financial Statements — Continued

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

On July 30, 2020, the Company’s Board of Directors adopted and the Company’s stockholders approved an amendment and restatement of the ESPP which clarified the number of outstanding shares of common stock used to calculate the annual evergreen provision to include both voting and non-voting shares of common stock. Upon adoption of the amended and restated ESPP, the number of shares of common stock available under the ESPP was increased by 64,312 shares. During the year ended December 31, 2020, the Company issued 31,345 shares of common stock under the ESPP.

As of December 31, 2020, 554,088 shares of common stock remained available for issuance under the ESPP. Effective January 1, 2021, the number of shares of common stock available under the ESPP increased by 319,741 shares pursuant to the evergreen provision of the ESPP.

Stock-Based Compensation Expense

Total stock-based compensation expense recorded related to the 2010 Plan, 2018 Plan, and ESPP was recorded in the statements of operations and allocated as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Research and development	$4,160	$522	$51
General and administrative	4,294	492	132
Total stock-based compensation expense	$8,454	$1,014	$183

IGM Biosciences, Inc.

Notes to Financial Statements — Continued

Stock Options

The following table summarizes stock option activity:

	Outstanding Options
	Shares	Weighted- Average Exercise	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
				(in thousands)
Balance—December 31, 2019	2,289,209	$3.36	8.1	$79,656
Granted	893,875	$44.66
Exercised	(203,192)	$2.27
Cancelled	(53,332)	$31.44
Balance—December 31, 2020	2,926,560	$15.54	7.8	$212,906
Exercisable—December 31, 2020	1,462,376	$6.60	6.8	$119,459

The fair value of employee stock options was estimated using the following weighted-average assumptions:

	Year Ended December 31,
	2020	2019	2018
Expected term in years	6.0	6.0	5.9
Expected volatility	84.3%	79.3%	77.5%
Risk-free interest rate	1.0%	2.2%	2.9%
Expected dividend yield	—	—	—
Weighted average fair value of share-based awards granted per share	$31.70	$4.36	$0.94

As of December 31, 2020, there was $23.6 million of total unrecognized compensation cost related to stock options under the Plans. The unrecognized stock-based compensation cost is expected to be recognized over a weighted-average period of 2.5 years. The aggregate intrinsic value of options exercised for the years ended December 31, 2020 and December 31, 2019 was $12.5 million and $0.3 million, respectively. Intrinsic values are calculated as the difference between the exercise price of the underlying options and the fair value of the common stock on the date of exercise.

The fair value of ESPP was estimated using the following weighted-average assumptions:

	Year Ended December 31,
	2020	2019	2018
Expected term in years	0.5	0.7	—
Expected volatility	85.5%	74.3%	—
Risk-free interest rate	0.1%	1.9%	—
Expected dividend yield	—	—	—

Restricted Stock

During December 2018, the Company issued 116,518 shares of common stock to an executive officer under a restricted stock agreement at a grant date fair value of $1.39 per share that vested over two years. Any unvested shares were subject to forfeiture in the case that the grantee’s service terminated. As of December 31, 2020, all

IGM Biosciences, Inc.

Notes to Financial Statements — Continued

shares of restricted stock were vested. For the years ended December 31, 2020 and 2019, the related stock-based compensation was not material.

Restricted Stock Units

During the year ended December 31, 2020, the Company granted 8,312 shares of RSUs, of which 7,645 shares were issued upon vesting. These RSUs were granted to a consultant and certain members of the Company’s Board of Directors under the Company’s Outside Director Compensation Policy, as amended, and had a weighted-average fair value of $69.30 per share. The stock-based compensation expense related to these awards was $0.5 million, which was recognized over the service period of the awards. As of December 31, 2020, the remaining amount of unrecognized stock-based compensation related to these awards was not material. During the years ended December 31, 2020 and 2019, there were no RSUs cancelled.

Note 9. Income Taxes

Income Taxes

The Company had no income tax expense for the years ended December 31, 2020, 2019 and 2018. The following is a reconciliation of the statutory federal income tax rate to the Company’s effective tax rate:

	Year Ended December 31,
	2020	2019	2018
Federal tax (benefit) at statutory rate	21.0%	21.0%	21.0%
State tax (benefit), net of federal benefit	9.4	6.7	5.5
Permanent differences and other	(0.0)	(0.4)	(0.8)
Research and development credits	4.8	4.3	5.4
Provision to return adjustments	—	(2.8)	—
Stock-based compensation	1.7	—	—
Change in valuation allowance	(36.9)	(28.8)	(31.1)
Effective income tax rate	—%	—%	—%

Deferred tax assets and liabilities consist of the following (in thousands):

	December 31,
	2020	2019
Deferred tax assets:
Net operating loss carryforwards	$38,739	$15,650
Accrued liabilities and reserves	1,623	716
Stock-based compensation	1,434	253
Intangible assets	9,792	10,435
Operating lease liability	3,427	4,121
Research and development credits	10,471	4,991
Total deferred tax assets	65,486	36,166
Deferred tax liabilities:
Property and equipment	(269)	(167)
Right-of-use assets	(3,243)	(3,956)
Total deferred tax liabilities	(3,512)	(4,123)
Valuation allowance	(61,974)	(32,043)
Net deferred tax assets	$—	$—

IGM Biosciences, Inc.

Notes to Financial Statements — Continued

The provisions of ASC Topic 740, Accounting for Income Taxes (ASC 740), require an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable. For the years ended December 31, 2020 and 2019, based on all available objective evidence, including the existence of cumulative losses, the Company determined that it was not more likely than not that the net deferred tax assets were fully realizable. Accordingly, the Company established a full valuation allowance against its deferred tax assets. The Company intends to maintain a full valuation allowance on net deferred tax assets until sufficient positive evidence exists to support reversal of the valuation allowance. During the years ended December 31, 2020 and 2019, the valuation allowance increased by $29.9 million and $12.4 million, respectively.

At December 31, 2020, the Company had net operating loss carryforwards available to reduce future taxable income, if any, for federal and California income tax purposes of approximately $141.2 million and $129.4 million, respectively. Of the federal net operating loss carryforwards at December 31, 2020, $4.4 million begins expiring in 2030 and $136.8 million can be carried forward indefinitely, subject to an annual limitation of 80% of taxable income. The California net operating loss carryforward begins expiring in 2037.

At December 31, 2020, the Company also had federal and California research and development tax credit carryforwards of $8.3 million and $5.4 million, respectively, available to offset future income tax, if any. The federal credit carryforwards begins expiring in 2032, and the California credits can be carried forward indefinitely.

Under Section 382 and 383 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change,” the corporation's ability to use its pre-change net operating loss carryforwards and other pre-change attributes, such as research tax credits, to offset its post-change income may be limited. In general, an “ownership change” will occur if there is a cumulative change in the Company's ownership by “5-percent shareholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws.  Therefore, certain of the Company's carryforward tax attributes may be subject to an annual limitation regarding their utilization against taxable income in future periods. The Company has completed a Section 382 study and believes it has experienced two changes in ownership. As a result, some of the federal and California NOL carryforwards and tax credit carryforwards may expire before being applied to reduce future income tax liabilities.

In response to the COVID-19 pandemic, the Coronavirus Aid, Relief and Economic Securities Act (CARES Act) was signed into law in the US in March 2020. The CARES Act adjusted a number of provisions in the tax code that could impact a business entity’s income taxes, including the calculation and eligibility of certain deductions and the treatment of net operating losses and tax credits. The enactment of the CARES Act did not result in any material adjustments to our income tax provision for the year ended December 31, 2020, or to our net deferred tax assets as of December 31, 2020. The CARES Act also provides for other non-income tax related benefits to assist those impacted by the COVID-19 pandemic, such as, Paycheck Protection Program loans, deferral of the employer portion of social security taxes, and employee retention credits (“ERC”). The Company elected to defer its portion of social security taxes and it claimed the Employee Retention Credit (“ERC”) as its operations were impacted by a Shelter in Place order issued by a governmental authority (Santa Clara County). The Company utilized approximately $548K of ERC’s during 2020 which will result in a cash benefit. The Company continues to monitor and evaluate the regulatory and interpretive guidance related to the CARES Act.

California Assembly Bill 85 (AB 85) was signed into law in June 2020. The legislation suspends the use of California Net Operating Loss deductions for 2020, 2021, and 2022 for certain taxpayers and imposes a limitation on the use of certain California Tax Credits for 2020, 2021, and 2022. The carryover periods for Net Operating Loss deductions disallowed by this provision will be extended. Given the Company’s net operating loss position in the

IGM Biosciences, Inc.

Notes to Financial Statements — Continued

current year, the new legislation will not impact the current year provision. The Company will continue to monitor possible California net operating loss and credit limitations in future periods.

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

The following table summarizes the activity related to the Company’s gross unrecognized tax benefits (in thousands):

	December 31,
	2020	2019	2018
Beginning balance	$1,820	$1,113	$665
Decreases for tax positions related to prior years	(495)	—	—
Additions for tax positions related to current year	1,104	707	448
Ending balance	$2,429	$1,820	$1,113

The decrease in balance for tax positions taken in prior years relates to the completion of a research and development tax credit study for the years 2016-2019.

The unrecognized tax benefits, if recognized, would not affect the effective income tax rate due to the valuation allowance that currently offsets deferred tax assets. Interest and penalties were zero. The Company does not expect the unrecognized tax benefits to change significantly over the next twelve months.

The Company files federal and state income tax returns. All periods since inception are subject to examination by federal and state authorities, where applicable. There are currently no pending income tax examinations.

Note 10. Commitments and Contingencies

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

Variable lease cost primarily relates to common area maintenance charges for its real estate leases, which is dependent on usage. Because the rate implicit in each lease is not readily determinable, the Company uses its incremental borrowing rate to determine the present value of the lease payments. As noted in “Note 11 - Related Party Transactions,” the Company entered into an agreement with the Significant Investor in February 2019 whereby the Significant Investor lent its credit and creditworthiness to the Company which applied to the Company’s leases that transitioned upon the adoption of ASC 842. At the time of adoption, the Company determined the incremental borrowing rates for its leases by adjusting the observable risk-free interest rate with a credit risk premium corresponding to the Significant Investor’s credit rating.

IGM Biosciences, Inc.

Notes to Financial Statements — Continued

The following table summarizes the cash paid for operating lease liabilities and the lease costs recognized in the statements of operations:

	Year Ended December 31,
	2020	2019
Cash paid for operating lease liabilities	$3,002	$1,527
Operating lease cost	3,069	1,396
Variable lease cost	216	683

Information related to the Company’s ROU assets and related lease liabilities was as follows (in thousands except for remaining lease term and discount rate):

	December 31, 2020	December 31, 2019
Current operating lease liabilities	$2,667	$2,483
Non-current operating lease liabilities	9,577	12,244
Weighted average remaining lease term in years	4.1	5.1
Weighted average discount rate	3.8%	3.8%

Maturities of lease liabilities as of December 31, 2020 were as follows (in thousands):

Operating
Lease
Year Ending December	Commitments
2021	$3,086
2022	3,172
2023	3,261
2024	3,008
2025	733
Thereafter	—
Total	13,260
Less imputed interest	(1,016)
Total lease liabilities	$12,244

Employee Benefit Plan

The Company sponsors a 401(k) defined contribution plan for its employees. This plan provides for tax-deferred salary deductions for all employees. Employee contributions are voluntary. Employees may contribute up to 100% of their annual compensation to this plan, as limited by an annual maximum amount as determined by the IRS. The Company does not make matching contributions under its 401(k) plan.

Legal Proceedings

The Company, from time to time, may be party to litigation arising in the ordinary course of business. The Company was not subject to any material legal proceedings during the years ended December 31, 2020 and 2019, and, to the best of its knowledge, no material legal proceedings are currently pending or threatened.

IGM Biosciences, Inc.

Notes to Financial Statements — Continued

Indemnification

The Company enters into standard indemnification agreements in the ordinary course of business. Pursuant to these arrangements, the Company indemnifies, holds harmless and agrees to reimburse the indemnified parties for losses suffered or incurred by the indemnified party, in connection with any trade secret, copyright, patent or other intellectual property infringement claim by any third party with respect to its technology. The term of these indemnification agreements is generally perpetual any time after the execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these arrangements is not determinable. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the fair value of these agreements is not material.

The Company has also entered into indemnification agreements with its directors and officers that may require the Company to indemnify its directors and officers against liabilities that may arise by reason of their status or service as directors or officers to the fullest extent permitted by Delaware corporate law. The Company currently has directors’ and officers’ insurance.

Note 11. Related Party Transactions

The following are transactions that occurred between the Company and related parties, including the Significant Investor, as defined in Note 1.

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

IGM Biosciences, Inc.

Notes to Financial Statements — Continued

Public Offerings

Immediately prior to the closing of the IPO, all outstanding shares of the Company’s convertible preferred stock held by the Significant Investor automatically converted into common stock and non-voting common stock. In September 2019, the Significant Investor purchased an additional 1,250,000 shares of common stock in connection with the IPO. In December 2020, the Significant Investor purchased an additional 111,111 shares of common stock in connection with the Company’s public offering. As a result of these events, the Significant Investor owned 10,400,564 shares of common stock and 2,269,838 shares of non-voting common stock upon the closing of the December 2020 Public Offering.

Additionally, in connection with the 2020 Public Offering the Company issued Pre-funded Warrants to two separate related party affiliates. (See “Note 7 Pre-Funded Warrants”).

Note 12. Net Loss Per Share Attributable to Common Stockholders

Basic and diluted net loss per share is computed by dividing net loss by the weighted-average number of common stock and Pre-funded Warrants outstanding for the period. Shares of common stock into which the Pre-funded Warrants may be exercised are considered outstanding for the purposes of computing net loss per share because the shares may be issued for little or no consideration, are fully vested, and are exercisable after the original issuance date.

The following table sets forth the computation of the basic and diluted net loss per share (in thousands except share and per share data):

	Year Ended December 31,
	2020	2019	2018
Numerator:
Net loss	$(81,355)	$(43,133)	$(22,711)
Denominator:
Weighted average common shares outstanding used to compute net loss per share, basic and diluted (1)	30,748,280	8,995,410	438,074
Net loss per share attributable to common stockholders	$(2.65)	$(4.80)	$(51.84)

(1)	Includes shares of common stock into which Pre-Funded Warrants may be exercised. See Note 7 to our financial statements included in this Form 10-K.

Since the Company was in a loss position for all periods presented, basic net loss per share is the same as diluted net loss per share for all periods as the inclusion of all common stock equivalents outstanding would have been anti-dilutive. Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows:

	December 31,
	2020	2019
Stock options	2,926,560	2,289,209
Estimated shares issuable under the employee stock purchase plan	3,054	10,187
Restricted stock units	667	—
Restricted stock	—	58,259
Total	2,930,281	2,357,655

IGM Biosciences, Inc.

Notes to Financial Statements — Continued

13. Selected Quarterly Financial Data (Unaudited)

The following tables provide the selected quarterly financial data for the years ended December 31, 2020 and 2019 (in thousands, except share and per share data):

	2020
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Statements of Operations Data:
Operating expenses:
Research and development	$14,583	$15,019	$15,829	$19,599
General and administrative	3,990	4,388	4,732	5,140
Total operating expenses	18,573	19,407	20,561	24,739
Loss from operations	(18,573)	(19,407)	(20,561)	(24,739)
Other income (expense), net	949	568	291	117
Net loss	$(17,624)	$(18,839)	$(20,270)	$(24,622)
Net loss per share, basic and diluted	$(0.58)	$(0.62)	$(0.66)	$(0.79)
Weighted-average common shares outstanding, basic and diluted	30,491,463	30,551,736	30,646,729	31,298,264

	2019
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Statements of Operations Data:
Operating expenses:
Research and development	$5,912	$8,303	$8,279	$12,763
General and administrative	1,445	2,228	2,394	3,174
Total operating expenses	7,357	10,531	10,673	15,937
Loss from operations	(7,357)	(10,531)	(10,673)	(15,937)
Other income (expense), net	(113)	(145)	501	1,122
Net loss	$(7,470)	$(10,676)	$(10,172)	$(14,815)
Net loss per share, basic and diluted	$(16.86)	$(19.08)	$(2.41)	$(0.49)
Weighted-average common shares outstanding, basic and diluted	443,118	559,671	4,222,259	30,478,980

Note 14. Subsequent Events

In January 2021, the Company entered into an exclusive license agreement with Medivir AB (Medivir) through which the Company received global, exclusive development and commercialization rights for birinapant, a clinical-stage Second Mitochondrial-derived Activator of Caspases (SMAC) mimetic. Under terms of the agreement, the Company made an upfront payment of $1.0 million upon signing the agreement, to be followed by an additional $1.5 million payment when birinapant is included by the Company in its clinical Phase I studies. Under the terms of the agreement, should birinapant be successfully developed and approved, the Company is obligated to make milestone payments up to a total of approximately $350.0 million, plus tiered royalties from the mid-single digits up to mid-teens on net sales.

In March 2021, the Company entered into a lease agreement for additional office and laboratory space in Mountain View, California which commenced in March 2021 and expires in August 2023. Total future rent payments under the agreement amount to approximately $1.9 million.

IGM Biosciences, Inc.

Notes to Financial Statements — Continued

In March 2021, the Company entered into a license agreement with Ablexis, Inc. through which the Company received rights to use AlivaMab® Mouse technology for antibody drug discovery. Under terms of the license agreement, the Company will pay annual fees, and per product developed, royalty payments based on a percentage of sales and milestone payments based on milestone events set forth in the agreement.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles.

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework established in “Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2020.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm on our internal control over financial reporting due to an exemption established by the JOBS Act for “emerging growth companies.”

Changes in Internal Control over Financial Reporting

There was no change in our internal controls over financial reporting during the quarter ended December 31, 2020, identified in connection with the evaluation required by Rules 13a‑15(d) and 15d‑15(d) of the Exchange Act that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information responsive to this item is incorporated herein by reference to our definitive proxy statement with respect to our 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 11. Executive Compensation.

Information responsive to this item is incorporated herein by reference to our definitive proxy statement with respect to our 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information responsive to this item is incorporated herein by reference to our definitive proxy statement with respect to our 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Information responsive to this item is incorporated herein by reference to our definitive proxy statement with respect to our 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 14. Principal Accounting Fees and Services.

Information responsive to this item is incorporated herein by reference to our definitive proxy statement with respect to our 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

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

Item 16. Form 10-K Summary.

None.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-39045	3.1	September 20, 2019

3.2	Amended and Restated Bylaws of the Registrant.	8-K	001-39045	3.1	June 12, 2020

4.1	Specimen common stock certificate of the Registrant.	S-1/A	333-233365	4.1	September 3, 2019

4.2	Amended and Restated Investor Rights Agreement, by and among the Registrant and certain of its stockholders, dated as of June 28, 2019.	S-1	333-233365	4.2	August 19, 2019

4.3	Description of Securities

4.4	Form of Pre-Funded Warrant	8-K	001-39045	4.1	December 9, 2020

4.5	Form of Registration Rights Agreement, by and between the Registrant and certain securityholders.	8-K	001-39045	10.1	December 7, 2020

10.1+	Amended and Restated 2010 Stock Plan and forms of agreements thereunder.	S-1	333-233365	10.1	August 19, 2019

10.2+	2018 Omnibus Incentive Plan and forms of agreements thereunder.	S-1/A	333-233365	10.2	September 3, 2019

10.3+	Amended and Restated 2018 Omnibus Incentive Plan, amended July 30, 2020, and forms of agreements thereunder.	10-Q	001-39045	10.2	November 5, 2020

10.4+	Amended and Restated 2019 Employee Stock Purchase Plan, amended July 30, 2020, and forms of agreements thereunder.	10-Q	001-39045	10.1	November 5, 2020

10.5+	Form of Indemnification Agreement, by and between the Registrant and each of its directors and executive officers.	S-1/A	333-233365	10.5	September 3, 2019

10.6+	Confirmatory Employment Letter, by and between Fred Schwarzer and the Registrant, effective as of August 19, 2019.	S-1	333-233365	10.6	August 19, 2019

10.7+	Employment Agreement, by and between Daniel Chen and the Registrant, dated as of July 12, 2018.	S-1	333-233365	10.7	August 19, 2019

10.8+	Restricted Stock Grant Agreement, by and between Daniel Chen and the Registrant, dated as of December 30, 2018.	S-1	333-233365	10.8	August 19, 2019

10.9+	Confirmatory Employment Letter, by and between Bruce Keyt and the Registrant, effective as of August 19, 2019.	S-1	333-233365	10.9	August 19, 2019

10.10+	Confirmatory Employment Letter, by and between Misbah Tahir and the Registrant, effective as of August 19, 2019.	S-1	333-233365	10.10	August 19, 2019

10.11+	Change in Control and Severance Policy.	S-1	333-233365	10.11	August 19, 2019

10.12+	Outside Director Compensation Policy (as amended and restated on February 19, 2021).

10.13+	Executive Incentive Compensation Plan.	S-1	333-233365	10.13	August 19, 2019

10.14	Lease by and between Real Property Investments, LLC and the Registrant, dated February 27, 2019.	S-1	333-233365	10.14	August 19, 2019

10.15	Nominating Agreement, by and among 667, L.P., Baker Brothers Life Sciences, L.P. and the Registrant, dated as of June 28, 2019.	S-1	333-233365	10.15	August 19, 2019

10.16	Nominating Agreement, by and between Haldor Topsøe Holding A/S and the Registrant, dated as of June 28, 2019.	S-1	333-233365	10.16	August 19, 2019

10.17	Nominating Agreement, by and among Redmile Biopharma Investments II, L.P., RAF, L.P., Redmile Strategic Master Fund, LP and the Registrant, dated as of June 28, 2019.	S-1	333-233365	10.17	August 19, 2019

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney (reference is made to the signature page hereto).

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

+	Indicates management contract or compensatory plan.
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

IGM Biosciences, Inc.

Date: March 30, 2021	By:	/s/ Fred Schwarzer
Fred Schwarzer
Chief Executive Officer and President (Principal Executive Officer)

Date: March 30, 2021	By:	/s/ Misbah Tahir
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

Name	Title	Date

/s/ Fred Schwarzer	Chief Executive Officer, President and Director (Principal Executive Officer)	March 30, 2021
Fred Schwarzer

/s/ Misbah Tahir	Chief Financial Officer (Principal Financial and Accounting Officer)	March 30, 2021
Misbah Tahir

/s/ Michael Loberg, Ph.D.	Chair of the Board of Directors	March 30, 2021
Michael Loberg, Ph.D.

/s/ Felix Baker, Ph.D.	Director	March 30, 2021
Felix Baker, Ph.D.

/s/ M. Kathleen Behrens, Ph.D.	Director	March 30, 2021
M. Kathleen Behrens, Ph.D.

/s/ Julie Hambleton, M.D.	Director	March 30, 2021
Julie Hambleton, M.D.

/s/ Michael Lee	Director	March 30, 2021
Michael Lee

/s/ William Strohl, Ph.D.	Director	March 30, 2021
William Strohl, Ph.D.

/s/ Christina Teng Topsøe	Director	March 30, 2021
Christina Teng Topsøe

/s/ Jakob Haldor Topsøe	Director	March 30, 2021
Jakob Haldor Topsøe