Form 10-Q
period 2021-03-31
IGM Biosciences, Inc.
filed 2021-05-06
CIK 1496323

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of April 30, 2021, the registrant had 25,594,748 shares of common stock, $0.01 par value per share, and 6,431,205 shares of non-voting common stock, $0.01 par value per share, outstanding.

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

.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

IGM Biosciences, Inc.

Condensed Balance Sheets

(Unaudited)

(in thousands, except share and per share data)

	March 31,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$252,376	$241,080
Short-term investments	79,298	125,189
Prepaid expenses and other current assets	9,503	7,003
Total current assets	341,177	373,272
Property, plant and equipment, net	25,653	23,226
Operating lease right-of-use asset	12,758	11,586
Other assets	886	548
Total assets	$380,474	$408,632
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$5,661	$7,924
Accrued liabilities	5,826	6,649
Lease liabilities, current	3,331	2,667
Total current liabilities	14,818	17,240
Lease liabilities, non-current	10,046	9,577
Total liabilities	24,864	26,817
Commitments and contingencies (Note 10)
Stockholders' equity:
Preferred stock	—	—
Common stock, $0.01 par value; 1,000,000,000 shares authorized as of March 31, 2021 and December 31, 2020; 25,581,212 and 25,542,931 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	255	255
Non-voting common stock, $0.01 par value; 6,431,208 shares authorized as of March 31, 2021 and December 31, 2020; 6,431,205 shares issued and outstanding as of March 31, 2021 and December 31, 2020	64	64
Additional paid-in-capital	575,481	570,030
Accumulated other comprehensive income	14	26
Accumulated deficit	(220,204)	(188,560)
Total stockholders’ equity	355,610	381,815
Total liabilities and stockholders’ equity	$380,474	$408,632

The accompanying notes are an integral part of these condensed financial statements.

IGM Biosciences, Inc.

Condensed Statements of Operations

(Unaudited)

(in thousands, except share and per share data)

	Three Months Ended
	March 31,
	2021	2020
Operating expenses:
Research and development	$23,572	$14,583
General and administrative	8,134	3,990
Total operating expenses	31,706	18,573
Loss from operations	(31,706)	(18,573)
Other income, net	62	949
Net loss	$(31,644)	$(17,624)
Net loss per share, basic and diluted	$(0.95)	$(0.58)
Weighted-average common shares outstanding, basic and diluted	33,328,994	30,491,463

The accompanying notes are an integral part of these condensed financial statements.

IGM Biosciences, Inc.

Condensed Statements of Comprehensive Loss

(Unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2021	2020
Net loss	$(31,644)	$(17,624)
Other comprehensive loss:
Unrealized (loss) gain on investments	(12)	162
Comprehensive loss	$(31,656)	$(17,462)

The accompanying notes are an integral part of these condensed financial statements.

IGM Biosciences, Inc.

Condensed Statements of Stockholders’ Equity

(Unaudited)

(in thousands, except share amounts)

			Non-Voting		Additional	Accumulated Other		Total
	Common Stock		Common Stock		Paid-In-	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity
Balance—December 31, 2020	25,542,931	$255	6,431,205	$64	$570,030	$26	$(188,560)	$381,815
Exercise of stock options, net of shares withheld for taxes and exercise costs	37,065	—	—	—	(53)	—	—	(53)
Issuance of fully vested restricted stock units	1,216	—	—	—	—	—	—	—
Unrealized loss on investments	—	—	—	—	—	(12)	—	(12)
Stock-based compensation expense	—	—	—	—	5,504	—	—	5,504
Net loss	—	—	—	—	—	—	(31,644)	(31,644)
Balance—March 31, 2021	25,581,212	$255	6,431,205	$64	$575,481	$14	$(220,204)	$355,610

			Non-Voting		Additional	Accumulated Other		Total
	Common Stock		Common Stock		Paid-In-	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity
Balance—December 31, 2019	24,053,921	$240	6,431,205	$64	$347,089	$43	$(107,205)	$240,231
Exercise of stock options	15,885	1	—	—	21	—	—	22
Unrealized gain on investments	—	—	—	—	—	162	—	162
Stock-based compensation expense	—	—	—	—	1,220	—	—	1,220
Net loss	—	—	—	—	—	—	(17,624)	(17,624)
Balance—March 31, 2020	24,069,806	$241	6,431,205	$64	$348,330	$205	$(124,829)	$224,011

The accompanying notes are an integral part of these condensed financial statements.

IGM Biosciences, Inc.

Condensed Statements of Cash Flows

(Unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(31,644)	$(17,624)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	673	222
Stock-based compensation expense	5,504	1,323
Net amortization of premiums and accretion of discounts on investments	195	(306)
Non-cash lease expense	672	629
Changes in assets and liabilities:
Prepaid expenses and other current assets	(2,500)	735
Other assets	(338)	—
Income tax receivable	—	35
Accounts payable	1,045	(1,383)
Accrued liabilities	(1,158)	585
Lease liabilities	(711)	(603)
Net cash used in operating activities	(28,262)	(16,387)

Cash flows from investing activities:
Purchase of property, plant and equipment	(6,073)	(1,705)
Purchases of investments	(12,989)	(41,131)
Maturities of investments	58,673	71,365
Net cash provided by investing activities	39,611	28,529

Cash flows from financing activities:
Payment of employee taxes and exercise costs for shares withheld	(418)	—
Proceeds from exercise of stock options	365	22
Net cash provided by (used in) financing activities	(53)	22
Net increase in cash and cash equivalents	11,296	12,164
Cash and cash equivalents, beginning of period	241,080	35,891
Cash and cash equivalents, end of period	$252,376	$48,055

Supplemental disclosure of non-cash investing and financing activities:
Acquisition of property, plant and equipment in accounts payable and accrued liabilities	$856	$280
Issuance costs for public offerings in accounts payable	$269	$—
Issuance costs for Series C convertible preferred stock in accounts payable and accrued liabilities	$—	$40

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

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (GAAP) and applicable rules and regulations of the Securities and Exchange Commission (SEC) regarding interim financial reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP have been condensed or omitted, and accordingly the balance sheet as of December 31, 2020 has been derived from the audited financial statements at that date but does not include all of the information required by GAAP for complete financial statements. These unaudited interim condensed financial statements have been prepared on the same basis as the Company’s annual financial statements and, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair statement of the Company’s financial information. The interim results of operations for the three months ended March 31, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any other interim period or for any other future year.

The accompanying interim unaudited condensed financial statements should be read in conjunction with the audited financial statements and the related notes thereto for the year ended December 31, 2020, included in the Company’s Annual Report on Form 10-K filed with the SEC on March 30, 2021.

Follow-on Offering

On November 12, 2020, the Company’s registration statement on Form S-3 (File No. 333-249863) was declared effective by the Securities and Exchange Commission (the SEC). On December 11, 2020, pursuant to the Form S-3 that was filed, the Company completed a public offering (2020 Public Offering) of 1,221,224 shares of its common stock, which included the exercise of the underwriters’ option to purchase 333,333 shares in full, and pre-funded warrants to purchase an additional 1,334,332 shares of common stock (Pre-funded Warrants). The Pre-funded Warrants were issued to two separate related party affiliates. The public offering price of common stock was $90.00 per share and the public offering price of each pre-funded warrant was $89.99, with each pre-funded warrant having an exercise price of $0.01. After deducting underwriting discounts and commissions and offering costs paid or payable by the Company of approximately $14.6 million, the net proceeds from the 2020 Public Offering were approximately $215.4 million.

Liquidity

The Company has incurred net operating losses and negative cash flows from operations since its inception and had an accumulated deficit of $220.2 million as of March 31, 2021. As of March 31, 2021, the Company had cash and investments of $331.7 million. Management believes that the existing financial resources are sufficient to continue operating activities at least one year past the issuance date of these financial statements. The Company has historically financed its operations primarily the sale of common stock and pre-funded warrants in its public offerings, the sale of convertible preferred stock, and the issuance of unsecured promissory notes. To date, none of the Company’s product candidates have been approved for sale, and the Company has not generated any revenue since inception. Management expects operating losses to continue and increase for the foreseeable future, as the Company progresses into clinical development activities for its lead product candidates. The Company’s prospects are subject to risks, expenses and uncertainties frequently encountered by companies in the biotechnology industry as discussed below. While the Company has been able to raise multiple rounds of financing, there can be no assurance that in the event the Company requires additional financing, such financing will be available on terms which are favorable or at all. Failure to generate sufficient cash flows from operations, raise additional capital or reduce certain discretionary spending would have a material adverse effect on the Company’s ability to achieve its intended business objectives.

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

The Company’s product candidates will require approvals from the U.S. Food and Drug Administration (FDA) and comparable foreign regulatory agencies prior to commercial sales in their respective jurisdictions. There can be no assurance that any product candidates will receive the necessary approvals. If the Company was denied approval, approval was delayed or the Company was unable to maintain approval for any product candidate, it could have a materially adverse impact on the Company.

Cash and Cash Equivalents

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

Upon retirement or sale of the assets, the cost and related accumulated depreciation and amortization are removed from the balance sheet and the resulting gain or loss are recorded to the statements of operations. Repairs and maintenance are charged to the statements of operations as incurred.

Research and Development Expenses

The Company expenses research and development costs as they are incurred. Research and development expenses consist primarily of: (i) personnel-related expenses, including salaries, benefits and stock-based compensation expense, for personnel in the Company’s research and development functions; (ii) fees paid to third parties such as contractors, consultants and contract research organizations (CROs), for conducting clinical trials, animal studies, and other costs related to clinical and preclinical testing; (iii) costs related to acquiring and manufacturing research and clinical trial materials, including under agreements with third parties such as contract manufacturing organizations (CMOs), and other vendors; (iv) costs related to the preparation of regulatory submissions; (v) expenses related to laboratory supplies and services; (vi) fees under license agreements where no alternative future use exists; and (vii) depreciation of equipment and facilities expenses.

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

As actual costs become known, the Company adjusts its accruals. Although the Company does not expect its estimates to be materially different from amounts actually incurred, such estimates for the status and timing of services performed relative to the actual status and timing of services performed may vary and could result in the Company reporting amounts that are too high or too low in any particular period. The Company’s accrual is dependent, in part, upon the receipt of timely and accurate reporting from CROs and other third-party vendors. Variations in the assumptions used to estimate accruals including, but not limited to, the number of patients enrolled, the rate of patient enrollment and the actual services performed, may vary from the Company’s estimates, resulting in adjustments to clinical trial expenses in future periods. Changes in these estimates that result in material changes to the Company’s accruals could materially affect its financial condition and results of operations. Through March 31, 2021, there have been no material differences from the Company’s estimated accrued research and development expenses to actual expenses.

Acquired In-Process Research and Development Expenses

The Company has entered into agreements (See Note 5 – License Agreements) with third parties to acquire the rights to develop and potentially commercialize certain products. Such agreements generally require an initial payment by the Company when the contract is executed. The purchase of license rights for use in research and development activities, including product development, are expensed as incurred and are classified as research and development expense. Additionally, the Company may be obligated to make future royalty payments in the event the Company commercializes the technology and achieves a certain sales volume. In accordance with Financial Accounting Standards Board (FASB) Accounting Standard Codification (ASC) Topic 730, “Research and Development”, (ASC 730), expenditures for research and development, including upfront licensing fees and milestone payments associated with products not yet been approved by the FDA, are charged to research and development expense as incurred. Future contract milestone and /or royalty payments will be recognized as expense when achievement of the milestone is determined to be probable and the amount of the corresponding milestone can be objectively estimated.

Contingent Considerations

Certain agreements (See Note 5 – License Agreements) the Company enters into involve the potential payment of future consideration that is contingent upon certain performance and revenue milestones being achieved.  Asset acquisitions are accounted for using a cost accumulation and allocation model and the cost of the acquisition is allocated to the assets acquired and liabilities assumed. Contingent consideration obligations incurred in connection with an asset acquisition are recorded when it is probable that they will occur and they can be reasonably estimated.

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

Leases

Under Accounting Standard Update (ASU) No. 2016-02, Leases (ASC 842) and its associated amendments, the Company determines if an arrangement is a lease at inception. In addition, the Company determines whether leases meet the classification criteria of a finance or operating lease at the lease commencement date considering: (1) whether the lease transfers ownership of the underlying asset to the lessee at the end of the lease term, (2) whether the lease grants the lessee an option to purchase the underlying asset that the lessee is reasonably certain to exercise, (3) whether the lease term is for a major part of the remaining economic life of the underlying asset, (4) whether the present value of the sum of the lease payments and residual value guaranteed by the lessee equals or exceeds substantially all of the fair value of the underlying asset, and (5) whether the underlying asset is of such a specialized nature that it is expected to have no alternative use to the lessor at the end of the lease term. As of March 31, 2021, the Company's lease population consisted of real estate. As of March 31, 2021, the Company did not have finance leases.

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

Recently Adopted Accounting Standards

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (ASU 2019-12), which is intended to simplify the accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. The Company adopted this ASU as of January 1, 2021 and the adoption had no impact on its financial statements and related disclosures.

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

Financial instruments classified within Level 2 of the fair value hierarchy are valued based on other observable inputs, including broker or dealer quotations or alternative pricing sources. When quoted prices in active markets for identical assets or liabilities are not available, the Company relies on non-binding quotes from its investment managers, which are based on proprietary valuation models of independent pricing services. These models generally use inputs such as observable market data, quoted market prices for similar instruments, or historical pricing trends of a security relative to its peers. To validate the fair value determination provided by its investment managers, the Company reviews the pricing movement in the context of overall market trends and trading information from its investment managers. In addition, the Company assesses the inputs and methods used in determining the fair value in order to determine the classification of securities in the fair value hierarchy. As of March 31, 2021 and December 31, 2020, there were no financial instruments classified as Level 3.

The following tables set forth the fair value of the Company’s financial assets, which consist of investments measured and recognized at fair value (in thousands):

		March 31, 2021
	Fair Value Hierarchy Level	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Assets
Financial assets included within cash and cash equivalents:
Money market funds	Level 1	$239,036	$—	$—	$239,036
U.S. government agency securities	Level 2	7,000	—	—	7,000
Commercial paper	Level 2	4,999	—	—	4,999
Financial assets included within short-term investments:
U.S. Treasury securities	Level 1	57,746	7	—	57,753
Commercial paper	Level 2	15,989	—	(1)	15,988
U.S. government agency securities	Level 2	5,549	8	—	5,557
Total		$330,319	$15	$(1)	$330,333

		December 31, 2020
	Fair Value Hierarchy Level	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Assets
Financial assets included within cash and cash equivalents:
Money market funds	Level 1	$135,257	$—	$—	$135,257
U.S. Treasury securities	Level 1	73,494	1	—	73,495
U.S. government agency securities	Level 2	30,783	—	(1)	30,782
Financial assets included within short-term investments:
U.S. Treasury securities	Level 1	71,795	2	—	71,797
Corporate bonds	Level 2	6,876	1	—	6,877
Commercial paper	Level 2	2,997	—	—	2,997
U.S. government agency securities	Level 2	43,495	23	—	43,518
Total		$364,697	$27	$(1)	$364,723

The following table presents the contractual maturities of the Company’s investments as of March 31, 2021 and December 31, 2020 (in thousands):

	March 31,	December 31,
	2021	2020
Due in less than one year	$330,333	$364,723
Due in more than one year	—	—
Total	$330,333	$364,723

Note 4. Balance Sheet Components

Property, Plant and Equipment, Net

Property, plant and equipment, net consists of the following (in thousands):

	March 31,	December 31,
	2021	2020
Laboratory equipment	$8,505	$7,125
Office equipment	332	212
Leasehold improvements	12,913	253
Construction in progress	6,865	17,925
Total property, plant and equipment, gross	28,615	25,515
Less: Accumulated depreciation	(2,962)	(2,289)
Total property, plant and equipment, net	$25,653	$23,226

Depreciation expense was approximately $0.7 million and $0.2 million for the three months ended March 31, 2021 and 2020, respectively.

Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2021	2020
Accrued research and development materials and services	$2,754	$1,509
Accrued professional services	98	163
Accrued compensation	2,907	4,925
Other	67	52
Total accrued liabilities	$5,826	$6,649

Note 5. License Agreements

Adimab Agreement

In January 2017, the Company entered into an option and license agreement with Adimab LLC (Adimab) pursuant to which the Company acquired a non-exclusive license to conduct research to evaluate certain Adimab antibodies in the context of the Company’s proprietary platform constructs directed to selected targets, and an option to be granted a non-exclusive license to develop and commercialize antibody products incorporating or derived from such Adimab antibodies. The Company may exercise such option on a research program-by-research program basis during a specified period after the expiration of the discovery and evaluation term. The Company is obligated to pay license fees of up to approximately $1.0 million in the aggregate to Adimab under this agreement during the evaluation term. Upon exercise of the Company’s option for an antibody covered by the agreement, it will be required to pay additional amounts aggregating up to either $7.4 million or $16.0 million per product incorporating each such antibody upon the option exercise and subsequent achievement of specified development and regulatory milestones, depending on the nature of the Adimab antibody incorporated in such product. In addition, the Company is obligated to pay Adimab either low or mid-single-digit royalties based on net sales of each optioned antibody by the Company and its affiliates and sublicensees, subject to specified reductions. During the three months ended March 31, 2021 and 2020, the Company recognized $0.5 million and $0, respectively, in research and development expenses incurred under this agreement in its condensed statements of operations.

LakePharma Agreement

In May 2018, the Company and LakePharma, Inc. (LakePharma) entered into an agreement for screening services aimed towards discovering certain antibodies. If the Company elects to enter into a license to develop and commercialize one or more of the antibodies discovered under this agreement, the Company will be obligated to make payments to LakePharma aggregating up to $10.3 million based on achieving specified development and regulatory milestones for each such antibody. During the three months ended March 31, 2021 and 2020, the Company did not incur expenses under this agreement in its condensed statements of operations.

AbCellera Agreement

In September 2020, the Company entered into a multi-year, multi-target strategic research and license agreement with AbCellera Biologics Inc. (AbCellera) to facilitate the discovery and development of novel IgM antibodies. The Company may exercise an option to obtain ownership of all rights, title, and interests in the antibodies discovered and developed under the agreement for a selected target. Upon exercise of the option, the Company may be required to pay research and development fees, amounts related to achievement of downstream milestones, and royalties on net sales. During the three months ended March 31, 2021, the Company did not incur expenses under this agreement in its condensed statements of operations.

University of Texas Agreement

In October 2020, the Company entered into a multi-year patent and materials license agreement with the Board of Regents of the University of Texas System on behalf of the University of Texas Health Science Center at Houston for certain antibodies against the SARS-CoV-2 virus. Under the terms of the agreement, the Company is obligated to pay an upfront payment of $0.1 million, an annual license fee of up to $0.1 million, research and development fees aggregating up to $2.8 million upon the achievement of clinical and regulatory milestones and single digit royalties on future net sales of antibody products stemming from this agreement. During the three months ended March 31, 2021, the Company did not incur expenses under this agreement in its condensed statements of operations.

AvantGen Agreement

In December 2020, the Company entered into a multi-year patent and license agreement with AvantGen Inc. for certain antibodies against the SARS-CoV-2 virus. Under the terms of the agreement, the Company is obligated to pay an upfront payment of $0.2 million, an annual fee of up to $0.3 million upon the first and second anniversaries of the agreement, research and development fees aggregating up to $8.4 million upon the achievement of clinical and regulatory milestones and single digit royalties on future net sales of antibody products stemming from this agreement. During the three months ended March 31, 2021, the Company did not incur expenses under this agreement in its condensed statements of operations.

Medivir Agreement

In January 2021, the Company entered into an exclusive license agreement with Medivir AB (Medivir) through which the Company received global, exclusive development and commercialization rights for birinapant, a clinical-stage Second Mitochondrial-derived Activator of Caspases (SMAC) mimetic. Under the terms of the agreement, the Company made an upfront payment of $1.0 million upon signing the agreement, to be followed by an additional $1.5 million payment when birinapant is included by the Company in its clinical Phase I studies. Under the terms of the agreement, should birinapant be successfully developed and approved, the Company is obligated to make milestone payments up to a total of approximately $350.0 million, plus tiered royalties from the mid-single digits up to mid-teens on net sales. During the three months ended March 31, 2021, the Company recognized $1.0 million in research and development expenses incurred under this agreement in its condensed statements of operations.

Ablexis Agreement

In March 2021, the Company entered into a license agreement with Ablexis, Inc. (Ablexis) through which the Company received rights to use AlivaMab® Mouse technology for antibody drug discovery. Under the terms of the agreement, the Company is obligated to pay annual fees, and per product developed, royalty payments based on a percentage of sales and milestone payments based on milestone events set forth in the agreement. During the three months ended March 31, 2021, the Company recognized $0.1 million in research and development expenses incurred under this agreement in its condensed statements of operations.

Note 6. Common Stock and Non-Voting Common Stock

As of March 31, 2021 and December 31, 2020, the Company’s certificate of incorporation authorized the Company to issue 1,006,431,208 shares of common stock (including 6,431,208 shares of non-voting common stock) and 200,000,000 shares of preferred stock, at a par value of $0.01 per share. Each share of common stock (excluding non-voting common stock) is entitled to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the Company’s Board of Directors, subject to prior rights of the preferred stockholders. As of March 31, 2021 and December 31, 2020, no dividends have been declared.

The Company had reserved common stock, on an as-converted basis, for future issuance as follows:

	March 31,	December 31,
	2021	2020
Stock options, issued and outstanding	3,603,469	2,926,560
Restricted stock units	417	667
Stock options and restricted stock units, future issuance	3,615,393	3,054,127
Employee stock purchase plan, available for future grants	873,829	554,088
Pre-funded warrants	1,334,332	1,334,332
Total	9,427,440	7,869,774

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

The outstanding Pre-funded Warrants to purchase shares of common stock are exercisable at any time after their original issuance. However, the Company may not effect the exercise of any Pre-funded Warrants, and a holder will not be entitled to exercise any portion of any Pre-funded Warrants that, upon giving effect to such exercise, would cause: (i) the aggregate number of shares of the Company’s common stock beneficially owned by such holder (together with its affiliates) to exceed 9.99% of the number of shares of the Company’s common stock outstanding immediately after giving effect to the exercise; or (ii) the combined voting power of the Company’s securities beneficially owned by such holder (together with its affiliates) to exceed 9.99% of the combined voting power of all of the Company’s securities outstanding immediately after giving effect to the exercise, as such percentage ownership is determined in accordance with the terms of the Pre-funded Warrants. However, any holder of a Pre-funded Warrant may increase or decrease such percentage to any other percentage not in excess of 19.99% upon at least 61 days’ prior notice from the holder to the Company. As of March 31, 2021, no shares underlying the Pre-funded Warrants had been exercised (see “Note 9 Net Loss Per Share Attributable to Common Stockholders”).

Note 8. Stock-Based Compensation

2018 Omnibus Incentive Plan (as Amended and Restated)

The Company’s Board of Directors adopted and the Company’s stockholders approved, effective on the day prior to the effectiveness of the registration statement on Form S-1 related to the initial public offering (IPO), an amendment and restatement of the 2018 Omnibus Incentive Plan (the 2018 Plan) which provides for the grant of incentive stock options, within the meaning of Section 422 of the Code to employees, and for the grant of nonstatutory stock options, restricted stock, restricted stock units (RSUs), stock appreciation rights, performance units, and performance shares to employees, directors, and consultants of the Company.

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

Subject to an annual evergreen increase and adjustment in the case of certain capitalization events, the Company initially reserved 4,384,000 shares of the Company’s common stock for issuance pursuant to awards under the 2018 Plan. The 2018 Plan is administered by the Compensation Committee of the Company’s Board of Directors. The number of shares of the Company’s common stock available for issuance under the 2018 Plan will also include an annual increase on the first day of each fiscal year beginning with the 2020 fiscal year, equal to the least of (i) 8,768,800 shares, (ii) 4% of the Company’s common stock and non-voting common stock outstanding at December 31 of the immediately preceding year, or (iii) such number of shares as determined by the Company’s Board of Directors. Effective January 1, 2021, the number of shares of common stock available under the 2018 Plan increased by 1,278,965 shares pursuant to the evergreen provision of the 2018 Plan. As of March 31, 2021, 3,615,393 shares of common stock remained available for issuance under the 2018 Plan.

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

Subject to adjustment in the case of certain capitalization events, a total of 280,000 common shares of the Company were available for purchase at adoption of the ESPP. Pursuant to the ESPP, the annual share increase pursuant to the evergreen provision is determined based on the least of (i) 560,000 shares, (ii) 1% of the Company’s common stock and non-voting common stock outstanding at December 31 of the immediately preceding year, or (iii) such number of shares as determined by the Company’s Board of Directors. Effective January 1, 2021, the number of shares of common stock available under the ESPP increased by 319,741 shares pursuant to the evergreen provision of the ESPP. As of March 31, 2021, 873,829 shares of common stock remained available for issuance under the ESPP.

Stock-Based Compensation Expense

Total stock-based compensation expense recorded related to the 2010 Plan, 2018 Plan, and ESPP was recorded in the condensed statements of operations and allocated as follows (in thousands):

	Three Months Ended
	March 31,
	2021	2020
Research and development	$1,865	$666
General and administrative	3,639	657
Total stock-based compensation expense	$5,504	$1,323

Accrued stock-based compensation expense for awards where the service inception date precedes grant date was $0 and $0.1 million, for the three months ended March 31, 2021 and 2020, respectively.

Stock Options

The following table summarizes stock option activity:

	Outstanding Options
	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)
Balance—December 31, 2020	2,926,560	$15.54	7.8
Granted	724,052	$89.76
Exercised	(42,002)	$9.10
Cancelled	(5,141)	$57.15
Balance—March 31, 2021	3,603,469	$30.47	8.0
Exercisable—March 31, 2021	1,610,513	$9.10	6.8

The fair value of employee stock options was estimated using the following weighted-average assumptions:

	Three Months Ended
	March 31,
	2021	2020
Expected term in years	5.9	6.0
Expected volatility	88.7%	83.4%
Risk-free interest rate	0.8%	1.2%
Dividend yield	—	—
Weighted average fair value of share-based awards granted per share	$65.2	$28.1

The fair value of ESPP was estimated using the following weighted-average assumptions:

	Three Months Ended
	March 31,
	2021	2020
Expected term in years	0.5	0.7
Expected volatility	73.6%	74.3%
Risk-free interest rate	0.1%	1.9%
Dividend yield	—	—

Restricted Stock

During December 2018, the Company issued 116,518 shares of common stock to an executive officer under a restricted stock agreement at a grant date fair value of $1.39 per share that vested over two years. Any unvested shares were subject to forfeiture in the case that the grantee’s service terminates. As of March 31, 2021, all shares of restricted stock were vested. As of March 31, 2021, there is no remaining amount of unrecognized stock-based compensation related to this award.

During the three months ended March 31, 2021, the Company granted 966 shares of RSUs with a weighted-average grant date fair value of $76.69 per share to certain members of the Company’s Board of Directors under the Company’s Outside Director Compensation Policy. These RSUs were fully vested upon issuance. For the three months ended March 31, 2021, the Company recognized $0.1 million in stock-based compensation expense related to these awards.

During the three months ended March 31, 2021, the Company issued 250 shares of RSUs with a weighted average grant date fair value of $50.22 to a consultant. For the three months ended March 31, 2021, stock-based compensation expense related to this award was not material.

Note 9. Net Loss Per Share Attributable to Common Stockholders

The following table sets forth the computation of the basic and diluted net loss per share (in thousands except share and per share data):

	Three Months Ended
	March 31,
	2021	2020
Numerator:
Net loss	$(31,644)	$(17,624)
Denominator:
Weighted average common shares outstanding used to compute net loss per share, basic and diluted (1)	33,328,994	30,491,463
Net loss per share attributable to common stockholders	$(0.95)	$(0.58)

(1)	Includes shares of common stock into which Pre-Funded Warrants may be exercised. See Note 7 – Pre-Funded Warrants.

Since the Company was in a loss position for all periods presented, basic net loss per share is the same as diluted net loss per share for all periods as the inclusion of all common stock equivalents outstanding would have been anti-dilutive. Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows:

	March 31,
	2021	2020
Stock options	3,603,469	2,939,499
Estimated shares issuable under the employee stock purchase plan	7,848	19,915
Restricted stock units	417	—
Restricted stock	—	58,259
Total	3,611,734	3,017,673

Note 10. Commitments and Contingencies

Operating Leases

The Company leases its headquarters with its main offices and laboratory facilities in Mountain View, California under three lease agreements that end in September 2023, September 2024 and April 2025. During the three months ended March 31, 2021, the Company entered into a lease agreement for additional office and laboratory space in Mountain View, California, which commenced on March 22, 2021 and expires in September 2023. The Company determined the incremental borrowing rate for this lease agreement based on an analysis of corporate bond yields with a credit rating similar to the Company’s.

Information related to the Company’s ROU assets and related lease liabilities were as follows (in thousands except for remaining lease term and discount rate):

	Three Months Ended
	March 31,
	2021	2020
Cash paid for operating lease liabilities	$761	$740
Operating lease cost	786	767
Variable lease cost	71	46

	March 31, 2021	December 31, 2020
Current operating lease liabilities	$3,331	$2,667
Non-current operating lease liabilities	10,046	9,577
Weighted average remaining lease term in years	3.7	4.1
Weighted average discount rate	3.6%	3.8%

Maturities of lease liabilities as of March 31, 2021 were as follows (in thousands):

Operating
Lease
Year Ending December	Commitments
2021 (remaining nine months)	$2,788
2022	3,949
2023	3,860
2024	3,008
2025	733
Thereafter	—
Total	14,338
Less imputed interest	(961)
Total lease liabilities	$13,377

Legal Proceedings

The Company, from time to time, may be party to litigation arising in the ordinary course of business. The Company was not subject to any material legal proceedings during the three months ended March 31, 2021 and, to the best of its knowledge, no material legal proceedings are currently pending or threatened.

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

Note 11. Related Party Transactions

In December 2020, Haldor Topsøe Holding A/S purchased an additional 111,111 shares of common stock in connection with the 2020 Public Offering. As a result of these events, the Haldor Topsøe Holding A/S owned 10,400,564 shares of common stock and 2,269,838 shares of non-voting common stock upon the closing of the 2020 Public Offering.

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

We have incurred significant net losses to date. Our ability to generate product revenue sufficient to achieve profitability will depend on the successful development and eventual commercialization of one or more of our current or future product candidates. Our net losses were $31.6 million and $17.6 million for the three months ended March 31, 2021 and 2020, respectively. As of March 31, 2021, we had an accumulated deficit of $220.2 million. These losses have resulted primarily from costs incurred in connection with research and development activities and general and administrative costs associated with our operations. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future, and our net losses may fluctuate significantly from period to period, depending on the timing of and expenditures on our planned research and development activities.

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

We do not have any products approved for sale and have not generated any revenue since inception. We have funded our operations primarily from the sale of common stock and pre-funded warrants in our public offerings, the sale of convertible preferred stock, and the issuance of unsecured promissory notes.

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

On December 11, 2020, pursuant to our registration statement on Form S-3, we completed a public offering (2020 Public Offering) of 1,221,224 shares of our common stock, which included the exercise of the underwriters’ option to purchase 333,333 shares in full, and pre-funded warrants to purchase an additional 1,334,332 shares of common stock for aggregate gross proceeds of $230.0 million. The public offering price of common stock was $90.00 per share and the public offering price of each pre-funded warrant was $89.99, with each pre-funded warrant having an exercise price of $0.01. After deducting underwriting discounts and commissions and offering costs paid or payable by us of approximately $14.6 million, the aggregate net proceeds from our 2020 Public Offering were approximately $215.4 million.

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

Operating Expenses

Research and Development

Research and development expenses consist primarily of costs incurred for the discovery and development of product candidates, which include:

Direct expenses consisting of:

▪	Fees paid to third parties such as consultants, contractors and CROs, for animal studies and other costs related to preclinical studies and clinical trials;
▪	Costs related to acquiring and manufacturing research and clinical trial materials, including under agreements with third parties such as CMOs and other vendors;
▪	Costs related to the preparation of regulatory submissions; and
▪	Expenses related to laboratory supplies and services;
▪	Fees under license agreements where no alternative future use exists;

Indirect expenses consisting of:

▪	Personnel-related expenses, including salaries, benefits and stock-based compensation expense, for personnel in our research and development functions; and
▪	Depreciation of equipment and facilities expenses.

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

Other Income, Net

Other income, net includes interest income earned on our cash and investments and non-cash interest income (expense) related to accretion (amortization) of the discount (premium) on marketable securities.

Results of Operations

Comparison of Three Months Ended March 31, 2021 and 2020

The following table summarizes our condensed statements of operations data as discussed herein:

	Three Months Ended
	March 31,
(in thousands)	2021	2020	Change
Operating expenses:
Research and development	$23,572	$14,583	$8,989
General and administrative	8,134	3,990	4,144
Total operating expenses	31,706	18,573	13,133
Loss from operations	(31,706)	(18,573)	(13,133)
Other income, net	62	949	(887)
Net loss	$(31,644)	$(17,624)	$(14,020)

Research and Development Expenses

The following table summarizes our research and development expenses incurred during the periods indicated:

	Three Months Ended
	March 31,
(in thousands)	2021	2020	Change
Direct expenses
Clinical stage programs (1)	$6,823	$3,488	$3,335
Preclinical stage programs	7,429	5,629	1,800
Indirect expenses
Personnel-related	7,398	4,370	3,028
Depreciation and facilities	1,922	1,096	826
Total research and development expenses	$23,572	$14,583	$8,989
(1)

For the three months ended March 31, 2021, includes direct expenses related to: (i) our lead product candidate, IGM-2323, for which we announced the dosing of the first patient in our Phase 1 clinical trial in October 2019; and (ii) our second product candidate, IGM-8444, for which we announced the dosing of the first patient in our Phase 1 clinical trial in September 2020.

Research and development expenses were $23.6 million for the three months ended March 31, 2021 compared to $14.6 million for the three months ended March 31, 2020. The increase of $9.0 million was primarily driven by advancement of our product candidates, including $3.3 million increase in expenses related to our clinical stage programs, which consisted of clinical and manufacturing expense incurred in the development of our lead product candidate, IGM-2323, and our second product candidate, IGM-8444. Preclinical stage program expenses increased by $1.8 million primarily driven by a $2.5 million increase in activities related to our infectious disease program, a $2.4 million increase in expenses related to our discovery and other programs, partially offset by a decrease of $3.3 million for IGM-8444 expenses which are classified within clinical related expenses for the three months ended March 31, 2021. Personnel-related expenses, including stock-based compensation, increased by $3.0 million due to an increase in headcount, stock option grants, and an increase in the price of our common stock, which resulted in an increase in grant fair value.

General and Administrative Expenses

General and administrative expenses were $8.1 million for the three months ended March 31, 2021 compared to $4.0 million for the three months ended March 31, 2020. The increase of $4.1 million was primarily due to a $3.9 million increase in personnel-related expenses, including stock-based compensation, due to an increase in headcount, stock option grants, and an increase in the price of our common stock, which resulted in an increase in grant fair value.

Other Income, Net

Other income, net was $0.1 million for the three months ended March 31, 2021 compared to other income, net of $0.9 million for the three months ended March 31, 2020. The decrease of $0.9 million was primarily due to lower interest earned from cash and investment balances.

Liquidity and Capital Resources

Liquidity

Due to our significant research and development expenditures, we have generated operating losses since our inception. We have funded our operations primarily the sale of common stock and pre-funded warrants in our public offerings, the sale of convertible preferred stock, and the issuance of unsecured promissory notes. As of March 31, 2021, we had cash and investments of $331.7 million. As of March 31, 2021, we had an accumulated deficit of $220.2 million. We believe that our cash and investments will be sufficient to fund our planned operations for at least one year past the issuance date of the financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

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

Summary Statement of Cash Flows

The following table sets forth the primary sources and uses of cash for each of the periods presented below:

	Three Months Ended
	March 31,
(in thousands)	2021	2020
Net cash used in operating activities	$(28,262)	$(16,387)
Net cash provided by investing activities	39,611	28,529
Net cash provided by (used in) financing activities	(53)	22

Net Cash Used in Operating Activities

For the three months ended March 31, 2021, net cash used in operating activities was $28.3 million, which consisted of a net loss of $31.6 million, offset by a net change of $3.7 million in our net operating assets and liabilities and $7.0 million in non-cash charges. The net change in our operating assets and liabilities was primarily due to an increase in prepaid expenses of $2.5 million, a decrease in accrued liabilities of $1.2 million, a decrease in lease liabilities of $0.7 million, and an increase in other assets of $0.3 million, offset by an increase in accounts payable of $1.0 million. The non-cash charges primarily consisted of stock-based compensation of $5.5 million, depreciation expense of $0.7 million, non-cash lease expense of $0.7 million, and net amortization of premiums and accretion of discounts on investments of $0.2 million.

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

Net Cash Provided by Investing Activities

For the three months ended March 31, 2021, net cash provided by investing activities was $39.6 million, which consisted of $58.7 million in maturities of investments, offset by $13.0 million in purchases of investments and $6.1 million in purchases of property, plant, and equipment, primarily for research and development activities.

For the three months ended March 31, 2020, net cash provided by investing activities was $28.5 million, which consisted of $71.4 million in maturities of investments, offset by $41.1 million in purchases of investments and $1.7 million in purchases of lab equipment for research and development activities.

Net Cash (Used in) Provided by Financing Activities

For the three months ended March 31, 2021, net cash used in financing activities was $0.1 million, which consisted of proceeds from exercise of stock options of $0.4 million, offset by payments of employee taxes and exercise costs for shares withheld in connection with stock options exercise of $0.4 million.

For the three months ended March 31, 2020, net cash provided by financing activities was $22,000, which consisted of proceeds from exercise of stock options.

Contractual Obligations and Commitments

As of March 31, 2021, there have been no material changes from the contractual obligations and commitments as of December 31, 2020 previously disclosed in our Annual Report on Form 10-K filed with the SEC on March 30, 2021.

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

Our critical accounting policies are described in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Use of Estimates” in our Annual Report on Form 10-K filed with the SEC on March 30, 2021 and the notes to the financial statements appearing elsewhere in this Quarterly Report on Form 10-Q. During the three months ended March 31, 2021, except as described in Note 2 to the unaudited interim condensed financial statements appearing elsewhere in this Quarterly Report on Form 10-Q, there were no material changes to our critical accounting policies from those discussed in our Annual Report on Form 10-K filed with the SEC on March 30, 2021.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The primary objectives of our investment activities are to ensure liquidity and to preserve capital. We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities. There was no material foreign currency risk for the three months ended March 31, 2021. We held $331.7 million in cash and investments as of March 31, 2021 which consisted of money market funds, U.S. Treasury securities, commercial paper, and U.S. government agency securities. We held no interest-bearing liabilities as of March 31, 2021. Historical fluctuations in interest rates have not been significant for us. Due to the short-term maturities of our cash equivalents, an immediate 10% relative change in interest rates would not have a material effect on the fair market value of our cash equivalents.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended March 31, 2021, identified in connection with the evaluation required by Rules 13a‑15(d) and 15d‑15(d) of the Exchange Act that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In December 2019, a novel strain of coronavirus (SARS-CoV-2) was reported to have surfaced in Wuhan, China, causing the disease COVID-19. Since then, the virus has spread widely, resulting in the World Health Organization characterizing COVID-19 as a pandemic. The extent to which COVID-19 impacts our business will depend on future developments, which are highly uncertain and cannot be predicted, such as the duration and severity of outbreaks, travel restrictions and social distancing in the United States and other countries, temporary closures of our facility, the facilities of our partners, clinical trial sites, service providers, suppliers or contract manufacturers or other business disruptions due to outbreaks of COVID-19, other related restrictions imposed by governments due to the COVID-19 pandemic and the effectiveness of actions taken in the United States and other countries to contain and treat the disease and to address its impact, including on financial markets or otherwise. As a result of the COVID-19 restrictions in California, the commencement of the build-out of our current good manufacturing practices (cGMP) manufacturing facility in Mountain View was delayed by a few months, and if similar restrictions are reimposed or we experience further delays as a result of the COVID-19 pandemic, the timeline for the facility becoming fully operational could be negatively affected. As the COVID-19 pandemic continues, we could experience other disruptions that could severely impact our business, current and planned clinical trials and preclinical research, including:

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
▪

delays in receiving the supplies, materials and services needed to conduct clinical trials and preclinical research or to support manufacturing activities of our business and that of our suppliers or contractors;

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

All of our product candidates and discovery programs are in preclinical development or early stage clinical development, and not all adverse effects of drugs can be predicted or anticipated. Unforeseen side effects from our product candidates could arise at any time during clinical development or, if approved by regulatory authorities, after the approved product has been marketed. In October 2019, we announced the dosing of the first patient in our Phase 1 clinical trial of our lead product candidate, IGM-2323, and in September 2020, we announced the dosing of the first patient in our Phase 1 clinical trial of our second product candidate, IGM-8444. We only have initial safety data in humans from our Phase 1 clinical trial of IGM-2323 and we do not yet have any extensive safety data in humans from our Phase 1 clinical trial of IGM-8444. IGM-7354 and our discovery programs have not been tested on humans at all. While we are encouraged by the safety profile of IGM-2323 in our Phase 1 clinical trial, and we have observed a relatively low rate of cytokine release syndrome (CRS) in the 25 patients dosed as of March 30, 2021, as of such date two patients had experienced more serious CRS, one patient with Grade 2 CRS and one with Grade 3 CRS. Both patients were almost unique among the patients participating in our clinical trial in that they had been previously treated with CAR-T drugs and had circulating B cells at the time of their participation in the trial. The only other patient as of such date who had been previously treated with CAR-T drugs and had circulating B cells at the time of treatment had Grade 1 CRS, and this DLBCL patient achieved a complete response. The two patients who had been previously treated with a CAR-T drug but did not have circulating B cells at the time of participation in the trial did not experience any CRS. While this observation is preliminary, particularly given the small number of patients, we are taking steps to address possible CRS in those patients who have been previously treated with CAR-T drugs or have circulating B cells. It is possible that these steps or other steps that we take may not be successful, and we may see additional cases of serious CRS in future patients.

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

We are highly dependent on the business, research and development and clinical expertise of our senior management team, key employees and other highly-qualified managerial, scientific, and medical personnel. Although we have entered into employment agreements with our executive officers, each of them may terminate their employment with us at any time. The loss of the services provided by any of our senior management team, other key employees and other scientific and medical advisors, and any inability to find suitable replacements, could impede the achievement of our research, development and commercialization objectives and seriously harm our ability to successfully implement our business strategy.

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

As of March 31, 2021, we had 131 full-time employees. As our development and commercialization plans and strategies develop, and as we transition into operating as a public company, we expect to expand our employee base for managerial, operational, financial and other resources. Additionally, as our product candidates and discovery programs enter and advance through preclinical studies and any clinical trials, we will need to expand our research, development, manufacturing, regulatory and sales and marketing capabilities or contract with other organizations to provide these capabilities for us. Future growth would impose significant added responsibilities on members of management, including the need to identify, recruit, maintain, motivate and integrate additional employees. Also, our management may need to divert a disproportionate amount of their attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, give rise to operational errors, loss of business opportunities, loss of employees and reduced productivity amongst remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of existing and additional product candidates and discovery programs. If our management is unable to effectively manage our expected growth, our expenses may increase more than expected, our ability to generate or grow revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize our product candidates and compete effectively with others in our industry will depend on our ability to effectively expand our organization and manage any future growth.

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

We have incurred significant losses since our inception. Our net loss for the three months ended March 31, 2021 was $31.6 million and for the year ended December 31, 2020 was $81.4 million. As of March 31, 2021, our accumulated deficit was approximately $220.2 million. We expect to continue to incur losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of, and seek regulatory approvals for, our product candidates, prepare for and begin to commercialize any approved product candidates and add infrastructure and personnel to support our product development efforts and operations as a public company. The net losses and negative cash flows incurred to date, together with expected future losses, have had, and likely will continue to have, an adverse effect on our shareholders’ deficit and working capital. The amount of future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenue. The net losses we incur may fluctuate significantly from quarter-to-quarter such that a period-to-period comparison of our results of operations may not be a good indication of our future performance.

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

As of March 31, 2021, we had $331.7 million in cash and investments. We believe that our existing cash and investments will enable us to fund our operating expenses and capital expenditure requirements for at least one year past the issuance date of the financial statements included in this Quarterly Report on Form 10-Q. Our estimate as to how long we expect our cash and investments to be able to continue to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned. In addition, because successful development of our product candidates is uncertain, we are unable to estimate the actual funds we will require to complete research and development and to commercialize our product candidates.

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

We may from time to time raise additional capital through the sale of equity or convertible securities. If we issue additional shares of common stock at a discount from the current trading price of our common stock, our stockholders would experience immediate dilution upon the purchase of any shares of our common stock sold at such discount. In addition, as opportunities present themselves, we may enter into financing or similar arrangements in the future, including the issuance of debt securities, preferred stock or common stock. In November 2020, our registration statement on Form S-3 (File No. 333-249863) was declared effective by the SEC, pursuant to which we may offer debt securities, preferred stock, common stock and certain other securities from time to time, up to a maximum aggregate amount of $400,000,000. On December 11, 2020, pursuant to the Form S-3 that was filed, we completed a public offering of 1,221,224 shares of our common stock, which included the exercise of the underwriters’ option to purchase 333,333 shares in full, and pre-funded warrants to purchase an additional 1,334,332 shares of common stock for aggregate gross proceeds of $230.0 million. After deducting underwriting discounts and commissions and offering costs paid or payable by us of approximately $14.6 million, the aggregate net proceeds from our 2020 Public Offering were approximately $215.4 million.

If in the future we issue shares of common stock or securities convertible into common stock, our stockholders would experience dilution and, as a result, the market price of our common stock may decline. We cannot predict the effect that future sales of our common stock would have on the market price of our common stock. Additionally, our stockholders may be further diluted by the exercise of the pre-funded warrants issued in December 2020 (see Note 7 to the unaudited interim condensed financial statements appearing elsewhere in this Quarterly Report on Form 10-Q for additional information).

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

At March 31, 2021, we had $331.7 million of cash and investments. While we are not aware of any downgrades, material losses, or other significant deterioration in the fair value of our cash equivalents or investments since March 31, 2021, no assurance can be given that further deterioration of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents or our ability to meet our financing objectives. Furthermore, our stock price may decline due in part to the volatility of the stock market and general economic downturn.

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

California Assembly Bill 85 (AB 85) was signed into law in June 2020. The legislation suspends the use of California NOL deductions for 2020, 2021, and 2022 for certain taxpayers and imposes a limitation on the use of certain California tax credits for 2020, 2021, and 2022. The carryover periods for NOL deductions disallowed by this provision will be extended. Given our net operating loss position in the current year, the new legislation will not impact the current year provision. We will continue to monitor possible California NOL and credit limitations in future periods.

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

On March 11, 2021, the American Rescue Plan Act of 2021 (American Rescue Plan) was signed into law to provide additional relief in connection with the ongoing COVID-19 pandemic. The American Rescue Plan includes, among other things, provisions relating to Paycheck Protection Program loan expansion, defined pension contributions, excessive employee remuneration under Section 162(m), and the repeal of the election to allocate interest expense on a worldwide basis. Under ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, the effects of new legislation are recognized upon enactment. Accordingly, the American Rescue Plan is effective beginning in the quarter that includes March 11, 2021. We currently do not expect that such provisions will have a material impact on our financial statements.

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

We currently have limited in-house manufacturing experience and personnel. While we have completed construction on and are in the process of operationalizing our own cGMP manufacturing facility for the manufacture of clinical trial drug materials, we expect to continue to rely for some time on third parties to manufacture our product candidates for preclinical testing and clinical trials, in compliance with applicable regulatory and quality standards, and may do so for the commercial manufacture of some of our product candidates, if approved. To date, we have obtained bulk drug substance (BDS) for IGM-2323 and IGM-8444 from a single-source third-party contract manufacturer, and we expect to obtain BDS for IGM-7354 from single-source third-party contract manufacturers as well. Any reduction or halt in supply of BDS from either of these contract manufacturers could severely constrain our ability to develop our product candidates until a replacement contract manufacturer is found and qualified. In addition, we currently rely on a third-party contract research organization for the conduct of our clinical assays and we have experienced, and may continue to experience, delays and interruptions, as well as quality and design errors, in this supply of information to us.  If we are unable to arrange for and maintain such third-party manufacturing and analytical sources that are capable of meeting regulatory standards, or fail to do so on commercially reasonable terms, we may not be able to successfully produce sufficient supply of product candidate or clinical sample analysis data, or we may be delayed in doing so. If we are unable to arrange for and maintain such third-party manufacturing sources that are capable of meeting regulatory standards, or fail to do so on commercially reasonable terms, we may not be able to successfully produce sufficient supply of product candidate or we may be delayed in doing so. If we were to experience an unexpected loss of supply of our product candidates, for any reason, whether as a result of manufacturing, supply or storage issues, the impacts of the COVID-19 pandemic or otherwise, we could experience delays, disruptions, suspensions or terminations of, or be required to restart or repeat, any pending or ongoing clinical trials. Such failure or substantial delay or loss of supply could materially harm our business.

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

As of March 31, 2021, Haldor Topsøe Holding A/S (HTH), together with other holders of 5% or more of our outstanding capital stock and their respective affiliates, beneficially owned 23,541,242 shares, or approximately 73.5%, of our outstanding capital stock (which includes 17,110,037 shares, or approximately 66.9%, of our voting common stock). Accordingly, our principal stockholders will be able to control most matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, including mergers and sales of all or substantially all of our assets. The interests of these principal stockholders may not always coincide with your interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders. For example, our concentration of ownership could have the effect of delaying or preventing a change in control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could cause the market price of our common stock to decline or prevent our stockholders from realizing a premium over the market price for their shares of our common stock.

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

In November 2020, our registration statement on Form S-3 (File No. 333-249863) was declared effective by the SEC, pursuant to which we may offer debt securities, preferred stock, common stock and certain other securities from time to time. On December 11, 2020, we completed a public offering of 1,221,224 shares of our common stock, which included the exercise of the underwriters’ option to purchase 333,333 shares in full, and pre-funded warrants to purchase an additional 1,334,332 shares of common stock (see Note 7 to the unaudited interim condensed financial statements appearing elsewhere in this Quarterly Report on Form 10-Q for additional information).

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

Our management team has broad discretion in the application of the net proceeds from our 2020 Public Offering, and we may spend or invest these proceeds in a way with which our stockholders disagree. Accordingly, you will need to rely on our management team’s judgment with respect to the use of these proceeds and these uses may not yield a favorable return to our stockholders and may negatively impact the price of our common stock. In addition, until the net proceeds are used, they may be placed in investments that do not produce significant income or that may lose value. The failure by management to apply these funds effectively could negatively affect our ability to operate and grow our business.

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

As a public company, we are required to disclose material changes made in our internal controls and procedures on a quarterly basis and our management is required to assess the effectiveness of these controls annually. Additionally, we are required to include a formal management assessment of the effectiveness of our internal control over financial reporting in our periodic reports, and once we cease to be an emerging growth company, we will be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. However, for as long as we are an “emerging growth company” under the JOBS Act, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal controls over financial reporting pursuant to Section 404.

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

An independent assessment of the effectiveness of our internal controls could detect problems that our management’s assessment might not. In addition, our independent registered public accounting firm did not perform an evaluation of our internal control over financial reporting as of December 31, 2020, 2019 or 2018 in accordance with the provisions of the Sarbanes-Oxley Act. Had our independent registered public accounting firm performed such an evaluation, control deficiencies may have been identified by management or our independent registered public accounting firm, and those control deficiencies could have also represented one or more material weaknesses. Undetected material weaknesses in our internal controls could lead to financial statement restatements and require us to incur the expense of remediation.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

10.1+	Employment Agreement by and between Lisa Decker and the Registrant, dated as of February 25, 2021.

10.2+	Employment Agreement by and between George Gauthier and the Registrant, dated as of February 10, 2021

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibit 101)

+	Indicates management contract or compensatory plan.
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

IGM Biosciences, Inc.

Date: May 6, 2021	By:	/s/ Fred Schwarzer
Fred Schwarzer
Chief Executive Officer and President (Principal Executive Officer)

Date: May 6, 2021	By:	/s/ Misbah Tahir
Misbah Tahir
Chief Financial Officer (Principal Financial and Accounting Officer)