Form 10-Q
period 2021-06-30
IGM Biosciences, Inc.
filed 2021-08-09
CIK 1496323

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of August 2, 2021, the registrant had 25,630,982 shares of common stock, $0.01 par value per share, and 6,431,205 shares of non-voting common stock, $0.01 par value per share, outstanding.

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

.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

IGM Biosciences, Inc.

Condensed Balance Sheets

(Unaudited)

(in thousands, except share and per share data)

	June 30,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$246,049	$241,080
Short-term investments	35,396	125,189
Prepaid expenses and other current assets	8,716	7,003
Total current assets	290,161	373,272
Property, plant and equipment, net	27,360	23,226
Long-term investments	20,389	—
Operating lease right-of-use asset	11,923	11,586
Other assets	831	548
Total assets	$350,664	$408,632
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,853	$7,924
Accrued liabilities	10,713	6,649
Lease liabilities, current	3,496	2,667
Total current liabilities	19,062	17,240
Lease liabilities, non-current	9,146	9,577
Total liabilities	28,208	26,817
Commitments and contingencies (Note 10)
Stockholders' equity:
Preferred stock	—	—
Common stock, $0.01 par value; 1,000,000,000 shares authorized as of June 30, 2021 and December 31, 2020; 25,624,730 and 25,542,931 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	256	255
Non-voting common stock, $0.01 par value; 200,000,000 and 6,431,208 shares authorized as of June 30, 2021 and December 31, 2020, respectively; 6,431,205 shares issued and outstanding as of June 30, 2021 and December 31, 2020	64	64
Additional paid-in-capital	581,056	570,030
Accumulated other comprehensive (loss) income	(2)	26
Accumulated deficit	(258,918)	(188,560)
Total stockholders’ equity	322,456	381,815
Total liabilities and stockholders’ equity	$350,664	$408,632

The accompanying notes are an integral part of these condensed financial statements.

IGM Biosciences, Inc.

Condensed Statements of Operations

(Unaudited)

(in thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Operating expenses:
Research and development	$30,089	$15,019	$53,661	$29,602
General and administrative	8,649	4,388	16,783	8,378
Total operating expenses	38,738	19,407	70,444	37,980
Loss from operations	(38,738)	(19,407)	(70,444)	(37,980)
Other income, net	24	568	86	1,517
Net loss	$(38,714)	$(18,839)	$(70,358)	$(36,463)
Net loss per share, basic and diluted	$(1.16)	$(0.62)	$(2.11)	$(1.19)
Weighted-average common shares outstanding, basic and diluted	33,371,753	30,551,736	33,350,492	30,521,600

The accompanying notes are an integral part of these condensed financial statements.

IGM Biosciences, Inc.

Condensed Statements of Comprehensive Loss

(Unaudited)

(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Net loss	$(38,714)	$(18,839)	$(70,358)	$(36,463)
Other comprehensive (loss) income:
Unrealized (loss) gain on investments	(16)	91	(28)	253
Comprehensive loss	$(38,730)	$(18,748)	$(70,386)	$(36,210)

The accompanying notes are an integral part of these condensed financial statements.

IGM Biosciences, Inc.

Condensed Statements of Stockholders’ Equity

(Unaudited)

(in thousands, except share amounts)

			Non-Voting		Additional	Accumulated Other		Total
	Common Stock		Common Stock		Paid-In-	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	(Loss) Income	Deficit	Equity
Balance—December 31, 2020	25,542,931	$255	6,431,205	$64	$570,030	$26	$(188,560)	$381,815
Exercise of stock options, net of shares withheld for taxes and exercise costs	37,065	—	—	—	(53)	—	—	(53)
Issuance of fully vested restricted stock units	1,216	—	—	—	—	—	—	—
Unrealized loss on investments	—	—	—	—	—	(12)	—	(12)
Stock-based compensation expense	—	—	—	—	5,504	—	—	5,504
Net loss	—	—	—	—	—	—	(31,644)	(31,644)
Balance—March 31, 2021	25,581,212	255	6,431,205	64	575,481	14	(220,204)	355,610
Exercise of stock options, net of shares withheld for taxes and exercise costs	33,484	1	—	—	(439)	—	—	(438)
Issuance of common stock upon restricted stock unit settlement	1,216	—	—	—	—	—	—	—
Purchases under employee stock purchase plan	8,818	—	—	—	405	—	—	405
Unrealized loss on investments	—	—	—	—	—	(16)	—	(16)
Stock-based compensation expense	—	—	—	—	5,609	—	—	5,609
Net loss	—	—	—	—	—	—	(38,714)	(38,714)
Balance—June 30, 2021	25,624,730	$256	6,431,205	$64	$581,056	$(2)	$(258,918)	$322,456

			Non-Voting		Additional	Accumulated Other		Total
	Common Stock		Common Stock		Paid-In-	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity
Balance—December 31, 2019	24,053,921	$240	6,431,205	$64	$347,089	$43	$(107,205)	$240,231
Exercise of stock options, net of shares withheld for taxes and exercise costs	15,885	1	—	—	21	—	—	22
Unrealized gain on investments	—	—	—	—	—	162	—	162
Stock-based compensation expense	—	—	—	—	1,220	—	—	1,220
Net loss	—	—	—	—	—	—	(17,624)	(17,624)
Balance—March 31, 2020	24,069,806	241	6,431,205	64	348,330	205	(124,829)	224,011
Exercise of stock options, net of shares withheld for taxes and exercise costs	67,947	1	—	—	(552)	—	—	(551)
Issuance of common stock upon restricted stock unit settlement	1,828	—	—	—	—	—	—	—
Purchases under employee stock purchase plan	23,295	—	—	—	317	—	—	317
Unrealized gain on investments	—	—	—	—	—	91	—	91
Stock-based compensation expense	—	—	—	—	1,924	—	—	1,924
Net loss	—	—	—	—	—	—	(18,839)	(18,839)
Balance—June 30, 2020	24,162,876	$242	6,431,205	$64	$350,019	$296	$(143,668)	$206,953

The accompanying notes are an integral part of these condensed financial statements.

IGM Biosciences, Inc.

Condensed Statements of Cash Flows

(Unaudited)

(in thousands)

	Six Months Ended
	June 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(70,358)	$(36,463)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,086	465
Stock-based compensation expense	11,113	3,278
Net amortization of premiums and accretion of discounts on investments	332	(358)
Non-cash lease expense	1,507	1,265
Changes in assets and liabilities:
Prepaid expenses and other current assets	(1,573)	3,545
Other assets	(283)	—
Income tax receivable	—	35
Accounts payable	685	(905)
Accrued liabilities	3,323	894
Lease liabilities	(1,446)	(1,220)
Net cash used in operating activities	(54,614)	(29,464)
Cash flows from investing activities:
Purchase of property, plant and equipment	(9,235)	(4,229)
Purchases of investments	(48,662)	(127,302)
Maturities of investments	114,569	157,107
Sales of investments	2,997	—
Net cash provided by investing activities	59,669	25,576
Cash flows from financing activities:
Payment of employee taxes and exercise costs for shares withheld	(1,015)	(568)
Proceeds from exercise of stock options	524	39
Proceeds from purchases under the employee stock purchase plan	405	317
Net cash used in financing activities	(86)	(212)
Net increase (decrease) in cash and cash equivalents	4,969	(4,100)
Cash and cash equivalents, beginning of period	241,080	35,891
Cash and cash equivalents, end of period	$246,049	$31,791

Supplemental disclosure of non-cash investing and financing activities:
Acquisition of property, plant and equipment in accounts payable and accrued liabilities	$814	$3,044

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

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (GAAP) and applicable rules and regulations of the Securities and Exchange Commission (SEC) regarding interim financial reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP have been condensed or omitted, and accordingly the balance sheet as of December 31, 2020 has been derived from the audited financial statements at that date but does not include all of the information required by GAAP for complete financial statements. These unaudited interim condensed financial statements have been prepared on the same basis as the Company’s annual financial statements and, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair statement of the Company’s financial information. The interim results of operations for the three and six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any other interim period or for any other future year.

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

Liquidity

The Company has incurred net operating losses and negative cash flows from operations since its inception and had an accumulated deficit of $258.9 million as of June 30, 2021. As of June 30, 2021, the Company had cash and investments of $301.8 million. Management believes that the existing financial resources are sufficient to continue operating activities at least one year past the issuance date of these financial statements. The Company has historically financed its operations primarily through the sale of common stock and Pre-funded Warrants in its public offerings and the sale of convertible preferred stock and the issuance of unsecured promissory notes in private placements. To date, none of the Company’s product candidates have been approved for sale, and the Company has not generated any revenue since inception. Management expects operating losses to continue and increase for the foreseeable future, as the Company progresses into clinical development activities for its lead product candidates. The Company’s prospects are subject to risks, expenses and uncertainties frequently encountered by companies in the biotechnology industry as discussed below. While the Company has been able to raise multiple rounds of financing, there can be no assurance that in the event the Company requires additional financing, such financing will be available on terms which are favorable or at all. Failure to generate sufficient cash flows from operations, raise additional capital or reduce certain discretionary spending would have a material adverse effect on the Company’s ability to achieve its intended business objectives.

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

Concentration of Credit Risk and Other Risks and Uncertainties

Financial instruments that potentially subject the Company to a concentration of credit risk consist primarily of cash and investments. The Company invests in money market funds, U.S. Treasury securities, corporate bonds, commercial paper, and U.S. government agency securities. The Company maintains bank deposits in federally insured financial institutions and these deposits may exceed federally insured limits. The Company is exposed to credit risk in the event of a default by the financial institutions holding its cash and issuers of investments to the extent recorded on the balance sheets. The Company’s investment policy limits investments to money market funds, certain types of debt securities issued by the U.S. Government and its agencies, corporate debt, and commercial paper, and places restrictions on the credit ratings, maturities and concentration by type and issuer. The Company has not experienced any losses on its deposits of cash and investments.

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

As actual costs become known, the Company adjusts its accruals. Although the Company does not expect its estimates to be materially different from amounts actually incurred, such estimates for the status and timing of services performed relative to the actual status and timing of services performed may vary and could result in the Company reporting amounts that are too high or too low in any particular period. The Company’s accrual is dependent, in part, upon the receipt of timely and accurate reporting from CROs and other third-party vendors. Variations in the assumptions used to estimate accruals including, but not limited to, the number of patients enrolled, the rate of patient enrollment and the actual services performed, may vary from the Company’s estimates, resulting in adjustments to clinical trial expenses in future periods. Changes in these estimates that result in material changes to the Company’s accruals could materially affect its financial condition and results of operations. Through June 30, 2021, there have been no material differences from the Company’s estimated accrued research and development expenses to actual expenses.

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

Net Loss Per Share

Basic net loss per share is calculated by dividing the net loss by the weighted-average number of shares of common stock (including non-voting common stock and Pre-funded Warrants) outstanding during the period, without consideration for all other common stock equivalents. Shares of common stock into which the Pre-funded Warrants may be exercised are considered outstanding for the purposes of computing net loss per share because the shares may be issued for little or no consideration, are fully vested, and are exercisable after the original issuance date. Diluted net loss per share is the same as basic net loss per share, since the effects of potentially dilutive securities are antidilutive given the net loss for each period presented.

Leases

Under Accounting Standard Update (ASU) No. 2016-02, Leases (ASC 842) and its associated amendments, the Company determines if an arrangement is a lease at inception. In addition, the Company determines whether leases meet the classification criteria of a finance or operating lease at the lease commencement date considering: (1) whether the lease transfers ownership of the underlying asset to the lessee at the end of the lease term, (2) whether the lease grants the lessee an option to purchase the underlying asset that the lessee is reasonably certain to exercise, (3) whether the lease term is for a major part of the remaining economic life of the underlying asset, (4) whether the present value of the sum of the lease payments and residual value guaranteed by the lessee equals or exceeds substantially all of the fair value of the underlying asset, and (5) whether the underlying asset is of such a specialized nature that it is expected to have no alternative use to the lessor at the end of the lease term. As of June 30, 2021, the Company's lease population consisted of real estate. As of June 30, 2021, the Company did not have finance leases.

Operating leases are included in operating lease ROU assets, lease liabilities, current, and lease liabilities, non-current in the Company’s condensed balance sheet. ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. In determining the present value of lease payments, the Company uses its incremental borrowing rate based on the information available at the lease commencement date if the rate implicit in the lease is not readily determinable. The Company determines the incremental borrowing rate based on an analysis of corporate bond yields with a credit rating similar to the Company. The determination of the Company’s incremental borrowing rate requires management judgment including the development of a synthetic credit rating and cost of debt as the Company currently does not carry any debt. The Company believes that the estimates used in determining the incremental borrowing rate are reasonable based upon current facts and circumstances. Applying different judgments to the same facts and circumstances could result in the estimated amounts to vary. The operating lease ROU assets also include adjustments for prepayments and accrued lease payments and exclude lease incentives. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise such options. Operating lease cost is recognized on a straight-line basis over the expected lease term. Variable lease costs represent payments that are dependent on usage, a rate or index. Variable lease cost primarily relates to common area maintenance charges. Lease agreements that include lease and non-lease components are accounted for as a single lease component. Lease agreements with a noncancelable term of less than 12 months are not recorded on the Company’s condensed balance sheet.

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

Financial instruments classified within Level 2 of the fair value hierarchy are valued based on other observable inputs, including broker or dealer quotations or alternative pricing sources. When quoted prices in active markets for identical assets or liabilities are not available, the Company relies on non-binding quotes from its investment managers, which are based on proprietary valuation models of independent pricing services. These models generally use inputs such as observable market data, quoted market prices for similar instruments, or historical pricing trends of a security relative to its peers. To validate the fair value determination provided by its investment managers, the Company reviews the pricing movement in the context of overall market trends and trading information from its investment managers. In addition, the Company assesses the inputs and methods used in determining the fair value in order to determine the classification of securities in the fair value hierarchy. As of June 30, 2021 and December 31, 2020, there were no financial instruments classified as Level 3.

The following tables set forth the fair value of the Company’s financial assets, which consist of investments measured and recognized at fair value (in thousands):

		June 30, 2021
	Fair Value Hierarchy Level	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Included within cash and cash equivalents:
Money market funds	Level 1	$237,245	$—	$—	$237,245
Commercial paper	Level 2	6,999	—	—	6,999
Included within short-term investments:
U.S. Treasury securities	Level 1	9,582	—	—	9,582
Corporate bonds	Level 2	5,077	—	(1)	5,076
Commercial paper	Level 2	14,992	—	—	14,992
U.S. government agency securities	Level 2	5,746	—	—	5,746
Included within long-term investments:
U.S. Treasury securities	Level 1	20,390	1	(2)	20,389
Total		$300,031	$1	$(3)	$300,029

		December 31, 2020
	Fair Value Hierarchy Level	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Included within cash and cash equivalents:
Money market funds	Level 1	$135,257	$—	$—	$135,257
U.S. Treasury securities	Level 1	73,494	1	—	73,495
U.S. government agency securities	Level 2	30,783	—	(1)	30,782
Included within short-term investments:
U.S. Treasury securities	Level 1	71,795	2	—	71,797
Corporate bonds	Level 2	6,876	1	—	6,877
Commercial paper	Level 2	2,997	—	—	2,997
U.S. government agency securities	Level 2	43,495	23	—	43,518
Total		$364,697	$27	$(1)	$364,723

The following table presents the contractual maturities of the Company’s investments as of June 30, 2021 and December 31, 2020 (in thousands):

	June 30,	December 31,
	2021	2020
Due in less than one year	$279,640	$364,723
Due in more than one year	20,389	—
Total	$300,029	$364,723

Note 4. Balance Sheet Components

Property, Plant and Equipment, Net

Property, plant and equipment, net consists of the following (in thousands):

	June 30,	December 31,
	2021	2020
Laboratory equipment	$12,877	$7,125
Office equipment	488	212
Leasehold improvements	13,674	253
Construction in progress	4,696	17,925
Total property, plant and equipment, gross	31,735	25,515
Less: Accumulated depreciation	(4,375)	(2,289)
Total property, plant and equipment, net	$27,360	$23,226

Depreciation expense was $1.4 million and $0.2 million for the three months ended June 30, 2021 and 2020, respectively, and $2.1 million and $0.5 million for the six months ended June 30, 2021 and 2020, respectively.

Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2021	2020
Accrued research and development materials and services	$4,864	$1,509
Accrued professional services	1,137	163
Accrued compensation	3,835	4,925
Accrued property, plant and equipment	661	—
Other	216	52
Total accrued liabilities	$10,713	$6,649

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

The Company recognized research and development expenses under this agreement of $0 and $0.1 million during the three months ended June 30, 2021 and 2020, respectively, and $0.5 million and $0.1 million during the six months ended June 30, 2021 and 2020, respectively.

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

The Company recognized research and development expenses under this agreement of $0.3 million during the three and six months ended June 30, 2020.

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

The Company recognized research and development expenses under this agreement of $0.1 million during the three and six months ended June 30, 2021

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

The Company recognized research and development expenses under this agreement of $0.1 million during the three and six months ended June 30, 2021.

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

The Company recognized research and development expenses under this agreement of $0.4 million during the three and six months ended June 30, 2021.

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

The Company recognized research and development expenses under this agreement of $0.1 million and $1.1 million during the three and six months ended June 30, 2021.

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

The Company recognized research and development expenses under this agreement of $0.3 million during the three and six months ended June 30, 2021.

Note 6. Common Stock and Non-Voting Common Stock

As of December 31, 2020, the Company’s certificate of incorporation authorized the Company to issue 1,006,431,208 shares of common stock (including 6,431,208 shares of non-voting common stock) and 200,000,000 shares of preferred stock, at a par value of $0.01 per share. On June 24, 2021, the stockholders of the Company approved an amendment to the Company’s certificate of incorporation, which had been previously approved by the Company’s Board of Directors, to increase the number of authorized shares of the Company’s non-voting common stock from 6,431,208 to 200,000,000, with a corresponding increase to the total number of authorized shares of the Company’s common stock. Thus, as of June 30, 2021, the Company’s certificate of incorporation, as amended, authorized the Company to issue 1,200,000,000 shares of common stock (including 200,000,000 shares of non-voting common stock) and 200,000,000 shares of preferred stock, at a par value of $0.01 per share. Each share of common stock (excluding non-voting common stock) is entitled to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the Company’s Board of Directors, subject to prior rights of the preferred stockholders. As of June 30, 2021 and December 31, 2020, no dividends have been declared.

The Company had reserved common stock, on an as-converted basis, for future issuance as follows:

	June 30,	December 31,
	2021	2020
Stock options, issued and outstanding	3,564,665	2,926,560
Restricted stock units	167	667
Stock options and restricted stock units, future issuance	3,614,303	3,054,127
Employee stock purchase plan, available for future grants	865,011	554,088
Pre-funded warrants	1,334,332	1,334,332
Total	9,378,478	7,869,774

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

The outstanding Pre-funded Warrants to purchase shares of common stock are exercisable at any time after their original issuance. However, the Company may not effect the exercise of any Pre-funded Warrants, and a holder will not be entitled to exercise any portion of any Pre-funded Warrants that, upon giving effect to such exercise, would cause: (i) the aggregate number of shares of the Company’s common stock beneficially owned by such holder (together with its affiliates) to exceed 9.99% of the number of shares of the Company’s common stock outstanding immediately after giving effect to the exercise; or (ii) the combined voting power of the Company’s securities beneficially owned by such holder (together with its affiliates) to exceed 9.99% of the combined voting power of all of the Company’s securities outstanding immediately after giving effect to the exercise, as such percentage ownership is determined in accordance with the terms of the Pre-funded Warrants. However, any holder of a Pre-funded Warrant may increase or decrease such percentage to any other percentage not in excess of 19.99% upon at least 61 days’ prior notice from the holder to the Company. As of June 30, 2021, no shares underlying the Pre-funded Warrants had been exercised and all of the outstanding Pre-funded Warrants are included in the weighted-average number of shares of common stock used to calculate net loss per share attributable to common stockholders (see “Note 9 Net Loss Per Share Attributable to Common Stockholders”).

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

Subject to an annual evergreen increase and adjustment in the case of certain capitalization events, the Company initially reserved 4,384,000 shares of the Company’s common stock for issuance pursuant to awards under the 2018 Plan. The 2018 Plan is administered by the Compensation Committee of the Company’s Board of Directors. The number of shares of the Company’s common stock available for issuance under the 2018 Plan will also include an annual increase on the first day of each fiscal year beginning with the 2020 fiscal year, equal to the least of (i) 8,768,800 shares, (ii) 4% of the Company’s common stock and non-voting common stock outstanding at December 31 of the immediately preceding year, or (iii) such number of shares as determined by the Company’s Board of Directors. Effective January 1, 2021, the number of shares of common stock available under the 2018 Plan increased by 1,278,965 shares pursuant to the evergreen provision of the 2018 Plan. As of June 30, 2021, 3,614,303 shares of common stock remained available for issuance under the 2018 Plan.

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

Subject to adjustment in the case of certain capitalization events, a total of 280,000 common shares of the Company were available for purchase at adoption of the ESPP. Pursuant to the ESPP, the annual share increase pursuant to the evergreen provision is determined based on the least of (i) 560,000 shares, (ii) 1% of the Company’s common stock and non-voting common stock outstanding at December 31 of the immediately preceding year, or (iii) such number of shares as determined by the Company’s Board of Directors. Effective January 1, 2021, the number of shares of common stock available under the ESPP increased by 319,741 shares pursuant to the evergreen provision of the ESPP. As of June 30, 2021, 865,011 shares of common stock remained available for issuance under the ESPP.

Stock-Based Compensation Expense

Total stock-based compensation expense recorded related to the 2010 Plan, 2018 Plan, and ESPP was recorded in the condensed statements of operations and allocated as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Research and development	$2,645	$1,047	$4,510	$1,713
General and administrative	2,964	908	6,603	1,565
Total stock-based compensation expense	$5,609	$1,955	$11,113	$3,278

Accrued stock-based compensation expense for awards where the service inception date precedes grant date was $0 and $0.1 million for the three and six months ended June 30, 2021 and 2020, respectively.

Stock Options

The following table summarizes stock option activity:

	Outstanding Options
	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)
Balance—December 31, 2020	2,926,560	$15.54	7.8
Addition - Option pool
Granted	809,472	$87.58
Exercised	(84,971)	$7.69
Cancelled	(86,396)	$52.82
Balance—June 30, 2021	3,564,665	$31.18	7.7
Exercisable—June 30, 2021	1,785,789	$12.33	6.6

The fair value of employee stock options was estimated using the following weighted-average assumptions:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Expected term in years	6.1	6.1	6.0	6.0
Expected volatility	89.4%	86.5%	88.8%	83.9%
Risk-free interest rate	1.1%	0.5%	0.8%	1.1%
Dividend yield	—	—	—	—
Weighted average fair value of share-based awards granted per share	$50.96	$41.10	$63.70	$30.10

The fair value of ESPP was estimated using the following weighted-average assumptions:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Expected term in years	0.5	0.5	0.5	0.5
Expected volatility	68.1%	100.1%	68.1%	100.1%
Risk-free interest rate	0.04%	0.2%	0.04%	0.2%
Dividend yield	—	—	—	—

Restricted Stock

During December 2018, the Company issued 116,518 shares of common stock to an executive officer under a restricted stock agreement at a grant date fair value of $1.39 per share that vested over two years. As of June 30, 2021, all shares of restricted stock were vested. As of June 30, 2021, there was no remaining amount of unrecognized stock-based compensation related to this award.

During the six months ended June 30, 2021, the Company granted 1,932 shares of RSUs with a weighted-average grant date fair value of $79.94 per share to certain members of the Company’s Board of Directors under the Company’s Outside Director Compensation Policy. These RSUs were fully vested upon issuance. For the six months ended June 30, 2021, the Company recognized $0.1 million in stock-based compensation expense related to these awards.

During the six months ended June 30, 2021, the Company issued 500 shares of RSUs with a weighted average grant date fair value of $82.01 to a consultant. For the six months ended June 30, 2021, stock-based compensation expense related to this award was not material.

Note 9. Net Loss Per Share Attributable to Common Stockholders

The following table sets forth the computation of the basic and diluted net loss per share (in thousands except share and per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Numerator:
Net loss	$(38,714)	$(18,839)	$(70,358)	$(36,463)
Denominator:
Weighted average common shares outstanding used to compute net loss per share, basic and diluted (1)	33,371,753	30,551,736	33,350,492	30,521,600
Net loss per share attributable to common stockholders	$(1.16)	$(0.62)	$(2.11)	$(1.19)
(1)	Includes shares of common stock into which Pre-funded Warrants may be exercised. See Note 7 – Pre-Funded Warrants.

Since the Company was in a loss position for all periods presented, basic net loss per share is the same as diluted net loss per share for all periods as the inclusion of all common stock equivalents outstanding, with the exception of Pre-funded Warrants, would have been anti-dilutive. Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows:

	June 30,
	2021	2020
Stock options	3,564,665	2,974,547
Estimated shares issuable under the employee stock purchase plan	9,959	2,698
Restricted stock units	167	—
Restricted stock	—	58,259
Total	3,574,791	3,035,504

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

Information related to the Company’s ROU assets and related lease liabilities were as follows (in thousands except for remaining lease term and discount rate):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Cash paid for operating lease liabilities	$853	$750	$1,614	$1,490
Operating lease cost	955	767	1,741	1,534
Variable lease cost	66	68	137	114

	June 30, 2021	December 31, 2020
Current operating lease liabilities	$3,496	$2,667
Non-current operating lease liabilities	9,146	9,577
Weighted average remaining lease term in years	3.5	4.1
Weighted average discount rate	3.6%	3.8%

Maturities of lease liabilities as of June 30, 2021 were as follows (in thousands):

Operating
Lease
Year Ending December	Commitments
2021 (remaining six months)	$1,935
2022	3,949
2023	3,860
2024	3,008
2025	733
Total	13,485
Less imputed interest	(843)
Total lease liabilities	$12,642

Legal Proceedings

The Company, from time to time, may be party to litigation arising in the ordinary course of business. The Company was not subject to any material legal proceedings during the six months ended June 30, 2021 and, to the best of its knowledge, no material legal proceedings are currently pending or threatened.

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

Note 12. Subsequent Events

In July 2021, the Company entered into a First Amendment to Lease (the Amendment) to amend the lease dated February 27, 2019 for approximately 19,712 rentable square feet of space in a building located at 325 East Middlefield Road, Mountain View, California, and approximately 14,400 rentable square feet of space in a building located at 265 North Whisman Road, Mountain View, California. Pursuant to the Amendment, the Company extended the term of the lease for an additional period commencing on May 1, 2025 and ending on June 30, 2032. In addition, effective as of July 1, 2021, monthly base rent is $204,672 per month, subject to 3% annual increases.

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

Overview

We are a biotechnology company pioneering the development of engineered IgM antibodies for the treatment of multiple diseases. IgM antibodies have inherent properties that we believe may enable them to bind more strongly to cells than comparable IgG antibodies. We have created a proprietary IgM antibody technology platform that we believe is particularly well suited for developing T cell engagers, receptor cross-linking agonists, targeted cytokines, and target neutralizers. Our lead product candidate, IGM-2323, a bispecific T cell engaging IgM antibody targeting CD20 and CD3 proteins, is in an ongoing Phase 1 clinical trial for the treatment of relapsed/refractory B cell non-Hodgkin’s lymphoma (NHL) patients. Our second product candidate, IGM-8444 is an IgM antibody targeting Death Receptor 5 (DR5) proteins which may prove to be useful for the treatment of patients with solid and hematologic malignancies, and in September 2020, we announced the dosing of the first patient in our Phase 1 clinical trial for the treatment of solid cancers. Our oncology pipeline also includes IGM-7354, a bispecific IgM antibody delivering interleukin-15 (IL-15) cytokines to PD-L1 expressing cells for the treatment of patients with solid and hematologic malignancies. Our first infectious disease product candidate is IGM-6268, an IgM version of an anti-SARS-CoV-2 IgG monoclonal antibody being developed as an intranasally administered agent for the treatment and prevention of COVID-19.

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

We have incurred significant net losses to date. Our ability to generate product revenue sufficient to achieve profitability will depend on the successful development and eventual commercialization of one or more of our current or future product candidates. Our net losses were $70.4 million  and $36.5 million for the six months ended June 30, 2021 and 2020, respectively. As of June 30, 2021, we had an accumulated deficit of $258.9 million. These losses have resulted primarily from costs incurred in connection with research and development activities and general and administrative costs associated with our operations. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future, and our net losses may fluctuate significantly from period to period, depending on the timing of and expenditures on our planned research and development activities.

We expect our expenses and capital requirements will increase substantially in connection with our ongoing activities as we:

▪	advance the development of IGM-2323, IGM-8444, IGM-7354 and IGM-6268;
▪	expand our pipeline of IgM antibody product candidates;
▪	continue to invest in our IgM antibody technology platform;
▪	build out and expand our in-house manufacturing capabilities;
▪	maintain, protect and expand our intellectual property portfolio, including patents, trade secrets and know-how;
▪	seek marketing approvals for any product candidates that successfully complete clinical trials;
▪	establish a sales, marketing, and distribution infrastructure to commercialize any product candidate for which we may obtain marketing approval and related commercial manufacturing build-out;

▪	implement operational, financial and management information systems; and
▪	attract, hire and retain additional clinical, scientific, management and administrative personnel.

We plan to continue to use third-party service providers, including contract research organizations (CROs) and contract manufacturing organizations (CMOs), to carry out our preclinical and clinical development and manufacture and supply of our preclinical and clinical materials to be used during the development of our product candidates.

We do not have any products approved for sale and have not generated any revenue since inception. We have funded our operations primarily from the sale of common stock and pre-funded warrants (Pre-funded Warrants) in our public offerings and the sale of convertible preferred stock and the issuance of unsecured promissory notes in private placements.

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

Operating Expenses

Research and Development

Research and development expenses consist primarily of costs incurred for the discovery and development of product candidates, which include:

Direct expenses consisting of:

▪	Fees paid to third parties such as consultants, contractors and CROs, for animal studies and other costs related to preclinical studies and clinical trials;
▪	Costs related to acquiring and manufacturing research and clinical trial materials, including under agreements with third parties such as CMOs and other vendors;
▪	Costs related to the preparation of regulatory submissions;
▪	Expenses related to laboratory supplies and services; and
▪	Fees under license agreements where no alternative future use exists.

Indirect expenses consisting of:

▪	Personnel-related expenses, including salaries, benefits and stock-based compensation expense, for personnel in our research and development functions; and
▪	Depreciation of equipment and facilities expenses.

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

Results of Operations

Comparison of Three Months Ended June 30, 2021 and 2020

The following table summarizes our condensed statements of operations data as discussed herein:

	Three Months Ended
	June 30,
(in thousands)	2021	2020	Change
Operating expenses:
Research and development	$30,089	$15,019	$15,070
General and administrative	8,649	4,388	4,261
Total operating expenses	38,738	19,407	19,331
Loss from operations	(38,738)	(19,407)	(19,331)
Other income, net	24	568	(544)
Net loss	$(38,714)	$(18,839)	$(19,875)

Research and Development Expenses

The following table summarizes our research and development expenses incurred during the periods indicated:

	Three Months Ended
	June 30,
(in thousands)	2021	2020	Change
Direct expenses
Clinical stage programs (1)	$7,797	$3,546	$4,251
Preclinical stage programs	10,521	5,543	4,978
Indirect expenses
Personnel-related	8,584	4,769	3,815
Depreciation and facilities	3,187	1,161	2,026
Total research and development expenses	$30,089	$15,019	$15,070
(1)

For the three months ended June 30, 2021, includes direct expenses related to: (i) our lead product candidate, IGM-2323, for which we announced the dosing of the first patient in our Phase 1 clinical trial in October 2019; and (ii) our second product candidate, IGM-8444, for which we announced the dosing of the first patient in our Phase 1 clinical trial in September 2020.

Research and development expenses were $30.1 million and $15.0 million for the three months ended June 30, 2021 and 2020, respectively. The increase of $15.1 million was primarily driven by advancement of our product candidates.

Preclinical stage program expenses increased by $5.0 million, primarily driven by a $4.1 million increase in activities related to IGM-6268 and a $4.5 million increase in expenses related to our discovery and other programs. These expenses were offset by $3.7 million of expenses for IGM-8444, which are classified within clinical stage program expenses for the three months ended June 30, 2021 and preclinical stage program expenses for the three months ended June 30, 2020.

Clinical stage program expenses increased by $4.3 million, primarily driven by a $2.4 million increase related to IGM-2323 and $1.9 million of expenses for IGM-8444, which are classified within clinical stage program expenses for the three months ended June 30, 2021 and preclinical stage program expenses for the three months ended June 30, 2020.

Personnel-related expenses increased by $3.8 million primarily due to an increase in headcount and higher stock-based compensation expense due to an increase in grant fair value. Depreciation and facilities expenses increased by $2.0 million, primarily due to depreciation expense of our current good manufacturing practices (cGMP) manufacturing facility and higher rental expense under a new lease agreement.

General and Administrative Expenses

General and administrative expenses were $8.6 million and $4.4 million for the three months ended June 30, 2021 and 2020, respectively. The increase of $4.3 million was primarily due to a $3.6 million increase in personnel-related expenses attributable to higher headcount and increased stock-based compensation expense due to an increase in grant fair value.

Other Income, Net

Other income, net was $0.02 million and $0.6 million for the three months ended June 30, 2021 and 2020, respectively. The decrease of $0.5 million was primarily due to lower interest earned from cash and investment balances.

Comparison of Six Months Ended June 30, 2021 and 2020

The following table summarizes our condensed statements of operations data as discussed herein:

	Six Months Ended
	June 30,
(in thousands)	2021	2020	Change
Operating expenses:
Research and development	$53,661	$29,602	$24,059
General and administrative	16,783	8,378	8,405
Total operating expenses	70,444	37,980	32,464
Loss from operations	(70,444)	(37,980)	(32,464)
Other income, net	86	1,517	(1,431)
Net loss	$(70,358)	$(36,463)	$(33,895)

Research and Development Expenses

The following table summarizes our research and development expenses incurred during the periods indicated:

	Six Months Ended
	June 30,
(in thousands)	2021	2020	Change
Direct expenses
Clinical stage programs (1)	$14,620	$7,034	$7,586
Preclinical stage programs	17,950	11,172	6,778
Indirect expenses
Personnel-related	15,982	9,139	6,843
Depreciation and facilities	5,109	2,257	2,852
Total research and development expenses	$53,661	$29,602	$24,059
(1)

For the six months ended June 30, 2021, includes direct expenses related to: (i) our lead product candidate, IGM-2323, for which we announced the dosing of the first patient in our Phase 1 clinical trial in October 2019; and (ii) our second product candidate, IGM-8444, for which we announced the dosing of the first patient in our Phase 1 clinical trial in September 2020.

Research and development expenses were $53.7 million and $29.6 million for the six months ended June 30, 2021 and 2020, respectively. The increase of $24.1 million was primarily driven by advancement of our product candidates.

Preclinical stage program expenses increased by $6.8 million, primarily driven by a $6.6 million increase in activities related to IGM-6268 and a $7.2 million increase in expenses related to our discovery and other programs. These expenses were offset by $7.0 million of expenses for IGM-8444, which are classified within clinical stage program expenses for the six months ended June 30, 2021 and preclinical stage program expenses for the six months ended June 30, 2020.

Clinical stage program expenses increased by $7.6 million, primarily driven by $4.3 million of expenses for IGM-8444, which are classified within clinical stage program expenses for the six months ended June 30, 2021 and preclinical stage program expenses for the six months ended June 30, 2020, and a $3.2 million increase related to IGM-2323.

Personnel-related expenses increased by $6.8 million primarily due to an increase in headcount and higher stock-based compensation expense due to an increase in grant fair value. Depreciation and facilities expenses increased by $2.9 million, primarily due to depreciation expense of our current good manufacturing practices (cGMP) manufacturing facility and higher rental expense under a new lease agreement.

General and Administrative Expenses

General and administrative expenses were $16.8 million and $8.4 million for the six months ended June 30, 2021 and 2020, respectively. The increase of $8.4 million was primarily due to a $7.5 million increase in personnel-related expenses attributable to higher headcount and increased stock-based compensation expense due to an increase in grant fair value.

Other Income, Net

Other income, net was $0.1 million and $1.5 million for the six months ended June 30, 2021 and 2020, respectively. The decrease of $1.4 million was primarily due to lower interest earned from cash and investment balances.

Liquidity and Capital Resources

Liquidity

Due to our significant research and development expenditures, we have generated operating losses since our inception. We have funded our operations primarily through the sale of common stock and Pre-funded Warrants in our public offerings, the sale of convertible preferred stock and the issuance of unsecured promissory notes in private placements. As of June 30, 2021, we had cash and investments of $301.8 million. As of June 30, 2021, we had an accumulated deficit of $258.9 million. We believe that our cash and investments will be sufficient to fund our planned operations for at least one year past the issuance date of the financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

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

In addition, we will continue to require additional funding in order to complete development of our product candidates and commercialize our products, if approved. We may seek to raise any necessary additional capital through a combination of public or private equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other marketing and distribution arrangements. For example, in December 2020 the Company completed a public offering of common stock and Pre-funded Warrants for aggregate net proceeds of $215.4 million. Additionally, in August 2021, we plan to file with the SEC a shelf registration statement on Form S-3, pursuant to which we may offer debt securities, preferred stock, common stock, non-voting common stock and certain other securities from time to time up to a maximum aggregate amount of $400,000,000.

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

Summary Statement of Cash Flows

The following table sets forth the primary sources and uses of cash for each of the periods presented below:

	Six Months Ended
	June 30,
(in thousands)	2021	2020
Net cash used in operating activities	$(54,614)	$(29,464)
Net cash provided by investing activities	59,669	25,576
Net cash used in financing activities	(86)	(212)

Net Cash Used in Operating Activities

For the six months ended June 30, 2021, net cash used in operating activities was $54.6 million, which consisted of a net loss of $70.4 million, offset by $15.0 million in non-cash charges and $0.7 million net change in our net operating assets and liabilities. The non-cash charges primarily consisted of stock-based compensation of $11.1 million, depreciation expense of $2.1 million and non-cash lease expense of $1.5 million. The net change in our operating assets and liabilities was primarily due to an increase in accrued liabilities of $3.3 million, partially offset by an increase in prepaid expenses of $1.6 million and a decrease in lease liabilities of $1.4 million.

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

Net Cash Provided by Investing Activities

For the six months ended June 30, 2021, net cash provided by investing activities was $59.7 million, which consisted of $114.6 million in maturities of investments and $3.0 million in sales of investments, offset by $48.7 million in purchases of investments and $9.2 million in purchases of property, plant, and equipment, primarily for research and development activities.

For the six months ended June 30, 2020, net cash provided by investing activities was $25.6 million, which consisted of $157.1 million in maturities of investments, offset by $127.3 million in purchases of investments and $4.2 million in purchases of lab equipment for research and development activities.

Net Cash Used in Financing Activities

For the six months ended June 30, 2021, net cash used in financing activities was $0.1 million, which consisted of $1.0 million related to payments of employee taxes and exercise costs for shares withheld in connection with stock option exercises, offset by $0.5 million in proceeds from exercise of stock options and $0.4 million of proceeds from purchases under the employee stock purchase plan.

For the six months ended June 30, 2020, net cash used in financing activities was $0.2 million, which consisted of $0.6 million related to payments of employee taxes and exercise costs for shares withheld in connection with stock option exercises. These payments were partially offset by $0.3 million of proceeds from purchases under the employee stock purchase plan.

Contractual Obligations and Commitments

As of June 30, 2021, there have been no material changes from the contractual obligations and commitments as of December 31, 2020 previously disclosed in our Annual Report on Form 10-K filed with the SEC on March 30, 2021.

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

Our critical accounting policies are described in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Use of Estimates” in our Annual Report on Form 10-K filed with the SEC on March 30, 2021 and the notes to the financial statements appearing elsewhere in this Quarterly Report on Form 10-Q. During the six months ended June 30, 2021, except as described in Note 2 to the unaudited interim condensed financial statements appearing elsewhere in this Quarterly Report on Form 10-Q, there were no material changes to our critical accounting policies from those discussed in our Annual Report on Form 10-K filed with the SEC on March 30, 2021.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The primary objectives of our investment activities are to ensure liquidity and to preserve capital. We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities. There was no material foreign currency risk for the six months ended June 30, 2021. We held $301.8 million in cash and investments as of June 30, 2021 which consisted of money market funds, U.S. Treasury securities, corporate bonds, commercial paper, and U.S. government agency securities. We held no interest-bearing liabilities as of June 30, 2021. Historical fluctuations in interest rates have not been significant for us. An immediate 1% relative change in interest rates would not have a material effect on the fair market value of our cash equivalents and investments.

Item 4. Controls and Procedures

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended June 30, 2021, identified in connection with the evaluation required by Rules 13a‑15(d) and 15d‑15(d) of the Exchange Act that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1. Legal Proceedings

From time to time, we may become involved in legal proceedings arising in the ordinary course of our business. We are not currently a party to any material legal proceedings. Regardless of outcome, litigation can have an adverse impact on us due to defense and settlement costs, diversion of management resources, negative publicity, reputational harm and other factors.

Item 1A. Risk Factors

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

▪

The use of engineered IgM antibodies is a novel and unproven therapeutic approach and our development of IGM-2323, IGM-8444, IGM-7354, IGM-6268 and our discovery programs may never lead to a marketable product.

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

▪

The manufacturing of our product candidates is complex. We and our third-party manufacturers may encounter difficulties in production and supply shortages resulting from the COVID-19 pandemic may limit our access to raw materials and supplies needed to manufacture drug substances for our clinical trials. If we encounter any such difficulties, our ability to supply our product candidates for clinical trials or, if approved, for commercial sale, could be delayed or halted entirely.

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

We are actively monitoring, evaluating and responding to developments relating to COVID-19, including new strains of the disease that have emerged in certain locations, vaccination status both locally and globally, and changing restrictions on travel and other protocols as set forth by the Centers for Disease Control and Prevention and other state, local and government authorities. As a result of the COVID-19 pandemic, state and local authorities have issued and may in the future issue orders for all residents to remain at home, except as needed for essential activities, and have placed restrictions on the scope and conduct of business activities. In response, we implemented policies that enabled some of our employees to work remotely, and such policies may continue. We also implemented various safety protocols for all on-site personnel. Although restrictions related to the COVID-19 pandemic have been eased in many locations, a resurgence in cases of COVID-19 could result in new disruptions to our business. Our priority is to protect the health and safety of our employees, community and clinical trial participants, while working to ensure the sustainability of our business operations.

Our operations, and those of our CROs, CMOs and other contractors, consultants, and third parties have been and could in the future be subject to other orders or restrictions imposed by federal, state, local, or foreign governments as a result of the COVID-19 pandemic. These restrictions could seriously harm our operations and financial condition and increase our costs and expenses. For example, efforts to accelerate COVID-19 vaccine production and distribution, such as Operation Warp Speed, have affected the availability of certain materials used in the manufacture of our product candidates, resulting in manufacturing delays. If we, or our third-party suppliers and CMOs, are unable to source necessary materials on a timely basis, we may experience further delays in our ability to manufacture our product candidates, which could affect the pace of our clinical trials until such materials once again become available.

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

The extent to which COVID-19 further impacts our business will depend on future developments, which are highly uncertain and cannot be predicted, such as the duration and severity of new outbreaks, travel restrictions and social distancing requirements in the United States and other countries, temporary closures of our facility, the facilities of our clinical trial sites, CROs, CMOs, service providers, or other suppliers, other related restrictions imposed by governments due to the COVID-19 pandemic and the effectiveness of actions taken to contain and treat the disease and to address its impact, including on financial markets or otherwise. As the COVID-19 pandemic continues, we could experience other disruptions that could severely impact our business, current and planned clinical trials and preclinical research, including:

▪

delays or difficulties in enrolling and retaining patients in our ongoing and planned clinical trials, and incurrence of additional costs as a result of any preclinical study and clinical trial delays and adjustments;

▪	challenges related to ongoing and increased operational expenses related to the COVID-19 pandemic;
▪	delays or difficulties in clinical site initiation, including difficulties in recruiting clinical site investigators and clinical site staff;
▪	shutdowns or continued business disruptions experienced by suppliers and other third parties with whom we conduct business;
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

▪

other limitations on resources that would otherwise be focused on the conduct of our business or our current or planned clinical trials or preclinical research, including because of sickness, the desire to avoid contact with large groups of people or government restrictions;
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
▪

changes in regulations as part of a response to COVID-19 which may require us to change the ways in which our clinical trials are conducted and incur unexpected costs, or require us to discontinue the clinical trials altogether; and

▪	delays in necessary interactions with regulators, ethics committees and other important agencies and contractors.

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

The use of engineered IgM antibodies is a novel and unproven therapeutic approach and our development of IGM-2323, IGM-8444, IGM-7354, IGM-6268 and our discovery programs may never lead to a marketable product.

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

Moreover, advancing IGM-2323, IGM-8444, IGM-7354, IGM-6268 and our discovery programs as novel products creates other significant challenges for us, including educating medical personnel regarding a novel class of engineered antibody therapeutics and their potential efficacy and safety benefits, as well as the challenges of incorporating our product candidates, if approved, into treatment regimens.

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

In October 2019, we announced the dosing of the first patient in our Phase 1 clinical trial of IGM-2323, our lead product candidate, for the treatment of relapsed/refractory B cell NHL patients, and, in September 2020 we announced the dosing of the first patient in our

Phase 1 clinical trial of IGM-8444, our second product candidate, for the treatment of patients with solid cancers. We expect to initiate a Phase 1 clinical trial for IGM-6268 in 2021. We expect to file an IND for IGM-7354 for the treatment of patients with solid and hematological malignancies in 2021. We may experience delays in our ongoing or future preclinical studies or clinical trials, and we do not know whether future preclinical studies or clinical trials will begin on time, need to be redesigned, enroll an adequate number of patients on time or be completed on schedule, if at all. The commencement or completion of these clinical trials could be substantially delayed or prevented by many factors, including:

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

All of our product candidates and discovery programs are in preclinical development or early stage clinical development, and not all adverse effects of drugs can be predicted or anticipated. Unforeseen side effects from our product candidates could arise at any time during clinical development or, if approved by regulatory authorities, after the approved product has been marketed. In October 2019, we announced the dosing of the first patient in our Phase 1 clinical trial of our lead product candidate, IGM-2323, and in September 2020, we announced the dosing of the first patient in our Phase 1 clinical trial of our second product candidate, IGM-8444. We only have initial safety data in humans from our Phase 1 clinical trial of IGM-2323 and our Phase 1 clinical trial of IGM-8444. IGM-7354, IGM-6268 and our discovery programs have not been tested on humans at all. While we are encouraged by the safety profile of IGM-2323 in our Phase 1 clinical trial, and we have observed a relatively low rate of cytokine release syndrome (CRS) in the 25 patients dosed as of March 30, 2021, as of such date two patients had experienced more serious CRS, one patient with Grade 2 CRS and one with Grade 3 CRS. Both patients were almost unique among the patients participating in our clinical trial in that they had been previously treated with CAR-T drugs and had circulating B cells at the time of their participation in the trial. The only other patient as of such date who had been previously treated with CAR-T drugs and had circulating B cells at the time of treatment had Grade 1 CRS, and this DLBCL patient achieved a complete response. The two patients who had been previously treated with a CAR-T drug but did not have circulating B cells at the time of participation in the trial did not experience any CRS. While this observation is preliminary, particularly given the small number of patients, we are taking steps to address possible CRS in those patients who have been previously treated with CAR-T drugs or have circulating B cells. It is possible that these steps or other steps that we take may not be successful, and we may see additional cases of serious CRS in future patients.

In our preclinical studies, we may observe undesirable characteristics of our product candidates. This may prevent us from advancing them into clinical trials, delay these trials or limit the extent of these trials. Despite our preclinical data, toxicity observations in clinical testing, if they occur, may limit our ability to develop IGM-2323, IGM-8444, IGM-7354, IGM-6268 or any of our other product candidates or may constitute a dose limiting toxicity.

The results of ongoing or future clinical trials may also show that IGM-2323, IGM-8444, IGM-7354, IGM-6268 and/or our discovery programs may cause undesirable or unacceptable side effects, which could interrupt, delay or halt clinical trials, and result in delay of, or failure to obtain, marketing approval from the FDA or comparable foreign regulatory authorities, or result in marketing approval from the FDA or comparable foreign regulatory authorities with restrictive label warnings or for limited patient populations, or result in potential product liability claims. No regulatory agency has made any determination that any of our product candidates or discovery programs is safe or effective for use by the general public for any indication.

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

With respect to our lead product candidate, IGM-2323, we are aware of other companies with competing clinical stage therapeutics that target CD20 that include, but are not limited to, Genmab, Regeneron, Roche/Genentech, and Xencor.

With respect to our second product candidate, IGM-8444, we are aware of other companies with competing clinical stage therapeutics that target DR5 that include, but are not limited to, AbbVie, Beijing Sunbio Biotech, Boehringer Ingelheim, Clover Biopharmaceuticals, Daiichi Sankyo, Genmab, and InhibRx.

With respect to IGM-7354, we are aware of other companies with competing clinical stage therapeutics that utilize targeted and untargeted IL-15 that include, but are not limited to, Cytune Pharma, ImmunityBio, Kadmon, Nektar, Roche/Genentech, and Xencor.

With respect to IGM-6268, we are aware of other companies with antibodies or small molecule antivirals targeting COVID-19 that include, but are not limited to, Adagio, AstraZeneca, Brii Biosciences, Celltrion Healthcare, Eli Lilly, Regeneron, SAb Biotherapeutics and Vir Biotechnology in collaboration with GlaxoSmithKline.

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

Due to the significant resources required for the development of our programs, we must focus our programs on specific product candidates and indications and decide which product candidates to pursue and advance and the amount of resources to allocate to each. Our decisions concerning the allocation of research, development, collaboration, management and financial resources toward particular product candidates or indications may not lead to the development of any viable commercial product and may divert resources away from better opportunities. For example, we are currently investing in a research and development program targeted at COVID-19, but may not continue development of product candidates from this program, even if they appear to be safe and effective, if we believe that there is no longer a market need or opportunity for such a therapeutic. Similarly, our potential decisions to delay, terminate or collaborate with third parties in respect of certain programs may subsequently also cause us to miss valuable opportunities. If we make incorrect determinations regarding the viability or market potential of any of our programs or product candidates or misread trends in the oncology or biotechnology industry, our business, financial condition and results of operations could be materially adversely affected. As a result, we may fail to capitalize on viable commercial products or profitable market opportunities, be required to forego or delay pursuit of opportunities with other product candidates or other indications that may later prove to have greater commercial potential than those we choose to pursue, or relinquish valuable rights to such product candidates through collaboration, licensing or other royalty arrangements in cases in which it would have been advantageous for us to invest additional resources to retain sole development and commercialization rights.

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

The market opportunities for our product candidates may be limited to those patients who are ineligible for or have failed prior treatments and may be small. The FDA often approves new cancer therapies only for use after one or more other treatments have failed. When cancer is detected early enough, first-line therapy, such as chemotherapy, hormone therapy or surgery, is sometimes adequate to treat the patient. If first-line therapy proves unsuccessful, second-line therapies, such as additional chemotherapy, radiation, antibody drugs, tumor targeted small molecules, or a combination of these therapies, may be administered. Third- or fourth-line therapies may include bone marrow transplantation, antibody and small molecule targeted therapies, more invasive forms of surgery, and new technologies. We may initially seek approval of our product candidates for patients who have failed one or more approved treatments. For instance, in October 2019, we announced the dosing of the first patient in our Phase 1 clinical trial of IGM-2323 for the treatment of relapsed/refractory B cell NHL patients, and in September 2020, we announced the dosing of the first patient in our Phase 1 clinical trial of IGM-8444 for the treatment of patients with solid cancers. Even if we obtain regulatory approval and significant market share for IGM-2323 or IGM-8444, because the potential target population may be small, we may never achieve profitability without obtaining regulatory approval for additional indications. In addition, there is no guarantee that any of our product candidates, even if approved, would be approved as a particular line of treatment. In addition, even if any of our product candidates were approved for a particular line of treatment, we would likely have to conduct additional clinical trials prior to gaining approval as an earlier line of treatment.

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

As of June 30, 2021, we had 144 full-time employees. As our development and commercialization plans and strategies develop, and as we transition into operating as a public company, we expect to expand our employee base for managerial, operational, financial and other resources. Additionally, as our product candidates and discovery programs enter and advance through preclinical studies and any clinical trials, we will need to expand our research, development, manufacturing, regulatory and sales and marketing capabilities or contract with other organizations to provide these capabilities for us. Future growth would impose significant added responsibilities on members of management, including the need to identify, recruit, maintain, motivate and integrate additional employees. Also, our management may need to divert a disproportionate amount of their attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, give rise to operational errors, loss of business opportunities, loss of employees and reduced productivity amongst remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of existing and additional product candidates and discovery programs. If our management is unable to effectively manage our expected growth, our expenses may increase more than expected, our ability to generate or grow revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize our product candidates and compete effectively with others in our industry will depend on our ability to effectively expand our organization and manage any future growth.

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
▪

establishment of a Center for Medicare & Medicaid Innovation at CMS to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drug spending

Since its enactment, there remain judicial and Congressional challenges to certain aspects of the ACA, and we expect there will be additional challenges and amendments to the ACA in the future. On December 14, 2018, a Texas U.S. District Court Judge ruled that the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Cuts and Jobs Act of 2017. Additionally, on December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the ACA are invalid as well. On March 2, 2020, the U.S. Supreme Court granted the petitions for writs of certiorari to review this case and held oral arguments on November 10, 2020. The Supreme Court is expected to issue a decision on this case by mid-2021. In addition, other legislative changes have been proposed and adopted since the ACA was enacted. These changes include aggregate reductions to Medicare payments to providers of up to 2% per fiscal year pursuant to the Budget Control Act of 2011, which began in 2013 due to subsequent legislative amendments will remain in effect through 2030, with the exception of a temporary suspension implemented under various COVID-19 relief legislation from May 1, 2020 through March 31, 2021, unless additional Congressional action is taken. Moreover, there has recently been heightened governmental scrutiny over the manner in which drug manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. For example, in 2020, the HHS and CMS issued various rules that are expected to impact, among others, price reductions from pharmaceutical manufacturers to plan sponsors under Part D, fee arrangements between pharmacy benefit managers and manufacturers, manufacturer price reporting requirements under the Medicaid Drug Rebate Program, including regulations that affect manufacturer-sponsored patient assistance programs subject to pharmacy benefit manager accumulator programs and Best Price reporting related to certain value-based purchasing arrangements. Multiple lawsuits have been brought against the HHS challenging various aspects of the rules. In January 2021, the Biden administration issued a “regulatory freeze” memorandum that directs department and agency heads to review new or pending rules of the prior administration. It is unclear whether these new regulations will be withdrawn or when they will become fully effective under the current administration. The impact of these lawsuits as well as legislative, executive, and administrative actions of the current administration on us and the biopharmaceutical industry as a whole is unclear.

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

We have incurred significant losses since our inception. Our net loss for the six months ended June 30, 2021 was $70.4 million and for the year ended December 31, 2020 was $81.4 million. As of June 30, 2021, our accumulated deficit was approximately $258.9 million. We expect to continue to incur losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of, and seek regulatory approvals for, our product candidates, prepare for and begin to commercialize any approved product candidates and add infrastructure and personnel to support our product development efforts and operations as a public company. The net losses and negative cash flows incurred to date, together with expected future losses, have had, and likely will continue to have, an adverse effect on our shareholders’ deficit and working capital. The amount of future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenue. The net losses we incur may fluctuate significantly from quarter-to-quarter such that a period-to-period comparison of our results of operations may not be a good indication of our future performance.

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

As of June 30, 2021, we had $301.8 million in cash and investments. We believe that our existing cash and investments will enable us to fund our operating expenses and capital expenditure requirements for at least one year past the issuance date of the financial statements included in this Quarterly Report on Form 10-Q. Our estimate as to how long we expect our cash and investments to be able to continue to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned. In addition, because successful development of our product candidates is uncertain, we are unable to estimate the actual funds we will require to complete research and development and to commercialize our product candidates.

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

▪	the effects of the recent disruptions to and volatility in the markets in the United States and worldwide related to the COVID-19 pandemic;
▪	the compliance and administrative costs associated with being a public company; and
▪	the extent to which we acquire or invest in businesses, products or technologies, although we currently have no commitments or agreements relating to any of these types of transactions.

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

We may from time to time raise additional capital through the sale of equity or convertible securities. If we issue additional shares of common stock at a discount from the current trading price of our common stock, our stockholders would experience immediate dilution upon the purchase of any shares of our common stock sold at such discount. In addition, as opportunities present themselves, we may enter into financing or similar arrangements in the future, including the issuance of debt securities, preferred stock or common stock. In November 2020, our registration statement on Form S-3 (File No. 333-249863) was declared effective by the SEC, pursuant to which we may offer debt securities, preferred stock, common stock and certain other securities from time to time, up to a maximum aggregate amount of $400,000,000. On December 11, 2020, pursuant to the Form S-3 that was filed, we completed a public offering of 1,221,224 shares of our common stock, which included the exercise of the underwriters’ option to purchase 333,333 shares in full, and pre-funded warrants to purchase an additional 1,334,332 shares of common stock for aggregate gross proceeds of $230.0 million. After deducting underwriting discounts and commissions and offering costs paid or payable by us of approximately $14.6 million, the aggregate net proceeds from our 2020 Public Offering were approximately $215.4 million. Additionally, in August 2021, we plan to file with the SEC a new shelf registration statement on Form S-3, pursuant to which we may offer debt securities, preferred stock, common stock, non-voting common stock and certain other securities from time to time up to a maximum aggregate amount of $400,000,000.

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

At June 30, 2021, we had $301.8 million of cash and investments. While we are not aware of any downgrades, material losses, or other significant deterioration in the fair value of our cash equivalents or investments since June 30, 2021, no assurance can be given that further deterioration of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents or our ability to meet our financing objectives. Furthermore, our stock price may decline due in part to the volatility of the stock market and general economic downturn.

Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.

As of December 31, 2020, we had net operating loss (NOL) carryforwards available to reduce future taxable income, if any, for federal and California income tax purposes of approximately $141.2 million and $129.4 million, respectively. At December 31, 2020, we also had federal and California research and development tax credit carryforwards of $8.3 million and $5.4 million, respectively, available to offset future income tax, if any. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the Code), if a corporation undergoes an “ownership change,” the corporation’s ability to use its NOLs and other pre-change tax attributes such as research tax credits to offset its post-change taxable income or taxes may be limited. In general, an “ownership change” occurs if there is a cumulative change in our ownership by “5% shareholders” that exceeds 50 percentage points over a rolling three-year period. We completed a Section 382 study and believe we have experienced two changes in ownership. Consequently, we may be limited in our ability to use our NOL carryforwards and other tax assets in a future year if taxable income in that given year exceeds our cumulative 382 NOL utilization limits through that specific year. As a result, even if we attain profitability, it is possible 382 limitations on the ability to use our NOL carryforwards and other tax assets could adversely affect our future cash flows. In addition, our NOL carryforwards may be unavailable to offset future taxable income because of restrictions under U.S. tax law. The Tax Cuts and Jobs Act of 2017 (Tax Act), as modified by the CARES Act, imposes certain limitations on the deduction of NOLs, including a limitation on use of NOLs generated in tax years that began on or after January 1, 2018 to offset 80% of taxable income in tax years beginning on or after January 1, 2021 and disallowance of carryback of NOLs arising in tax years beginning on or after January 1, 2021.

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

We currently have limited in-house manufacturing experience and personnel. While we have completed construction on and are in the process of operationalizing our own cGMP manufacturing facility for the manufacture of clinical trial drug materials, we expect to continue to rely for some time on third parties to manufacture our product candidates for preclinical testing and clinical trials, in compliance with applicable regulatory and quality standards, and may do so for the commercial manufacture of some of our product candidates, if approved. To date, we have obtained bulk drug substance (BDS) for IGM-2323 and IGM-8444 from a single-source third-party contract manufacturer, and we expect to obtain BDS for IGM-7354 and IGM-6268 from single-source third-party contract manufacturers as well. Any reduction or halt in supply of BDS from either of these contract manufacturers could severely constrain our ability to develop our product candidates until a replacement contract manufacturer is found and qualified. In addition, we currently rely on a third-party contract research organization for the conduct of our clinical assays and we have experienced, and may continue to experience, delays and interruptions, as well as quality and design errors, in this supply of information to us. If we are unable to arrange for and maintain such third-party manufacturing and analytical sources that are capable of meeting regulatory standards, or fail to do so on commercially reasonable terms, we may not be able to successfully produce sufficient supply of product candidate or clinical sample analysis data, or we may be delayed in doing so. If we are unable to arrange for and maintain such third-party manufacturing sources that are capable of meeting regulatory standards, or fail to do so on commercially reasonable terms, we may not be able to successfully produce sufficient supply of product candidate or we may be delayed in doing so. If we were to experience an unexpected loss of supply of our product candidates, for any reason, whether as a result of manufacturing, supply or storage issues, the impacts of the COVID-19 pandemic or otherwise, we could experience delays, disruptions, suspensions or terminations of, or be required to restart or repeat, any pending or ongoing clinical trials. Such failure or substantial delay or loss of supply could materially harm our business.

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

In the biotechnology industry, significant litigation and other proceedings regarding patents, patent applications, trademarks and other intellectual property rights have become commonplace both within and outside the United States including patent infringement lawsuits, oppositions, inter partes review (IPR) and post-grant review (PGR) proceedings before the United States Patent and Trademark Office (USPTO), or the applicable foreign patent counterpart. The types of situations in which we may become a party to such litigation or proceedings relating to third party intellectual property include:

▪

we or our licensors may initiate litigation or other proceedings, including post-grant proceedings such as oppositions, IPRs or PGRs, against third parties seeking to invalidate the patents held by those third parties, to obtain a judgment that our products or processes do not infringe those third parties’ patents or to obtain a judgment that those parties’ patents are invalid and/or unenforceable;

▪

if our competitors file patent applications that claim technology also claimed by us or our licensors, we or our licensors may be required to participate in derivation or opposition proceedings to determine the priority of invention, which could jeopardize our patent rights and potentially provide a third-party with a dominant patent position;

▪	if third parties initiate litigation claiming that our processes or products infringe their patent or other intellectual property rights, we will need to defend against such proceedings; and
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

Our strategy depends on our ability to identify, seek, obtain and maintain patent protection for our discoveries. Our patent portfolio is relatively small compared to many large and more established pharmaceutical and biotechnology companies that have patent portfolios consisting of hundreds, and in some case even thousands, of granted patents. As our patent portfolio grows, we expect patent protection will continue to be an important part of our strategy. The patent protection process is expensive and time consuming, and we may not be able to file and prosecute all necessary or desirable patent applications, or maintain and enforce any patents that may issue from such patent applications, at a reasonable cost or in a timely manner or in all jurisdictions where protection may be commercially advantageous. It is also possible that we will fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection. Moreover, in some circumstances, we may not have the right to control the preparation, filing and prosecution of patent applications, or to maintain the patents, covering technology that we have licensed from third parties. Therefore, our owned, co-owned, or in-licensed patents and patent applications may not be prosecuted and enforced in a manner consistent with the best interests of our business. Our patent applications cannot be enforced against third parties practicing the technology claimed in such applications unless, and until, patents issue from such applications, and then only to the extent the issued claims cover the technology. The patent applications that we own, or co-own, or in-license may fail to result in issued patents with claims that cover our current and future product candidates in the United States or in other foreign countries or that effectively prevent third parties from commercializing competitive product candidates.

Moreover, the patent position of biotechnology companies generally is highly uncertain, involves complex legal and factual questions and has in recent years been the subject of much litigation. We may be subject to a third-party preissuance submission of prior art to the USPTO or a foreign jurisdiction, and such prior art may affect the scope of any claims we ultimately get allowed or it may prevent our patent applications from issuing as patents. Further, the issuance of a patent does not ensure that it is valid or enforceable, nor is the issuance conclusive as to inventorship or the scope of any claims. Third parties may challenge the validity, enforceability or scope of our issued patents or claim that they should be inventors on such patents, and such patents may be narrowed, invalidated, circumvented, or deemed unenforceable, or such third parties may gain rights to such patents. We could also become involved in reexamination, inter parties review, post-grant review, opposition or derivation proceedings, challenging our patent rights or the patent rights of others. In addition, changes in law may introduce uncertainty in the enforceability or scope of patents owned by biotechnology companies. If, our patents are narrowed, invalidated or held unenforceable, third parties may be able to commercialize our technology or products and compete directly with us without payment to us. There is no assurance that all potentially relevant prior art relating to our patents and patent applications has been found, and such prior art could potentially invalidate one or more of our patents or prevent a patent from issuing from one or more of our pending patent applications. There is also no assurance that there is not prior art of which we are aware, but which we do not believe affects the validity or enforceability of a claim in our patents and patent applications, which may, nonetheless, ultimately be found to affect the validity or enforceability of a claim. Furthermore, even if our patents are unchallenged, they may not adequately protect our intellectual property, provide exclusivity for our product candidates, prevent others from designing around our claims or provide us with a competitive advantage. The legal systems of certain countries do not favor the aggressive enforcement of patents, and the laws of foreign countries may not allow us to protect our inventions with patents to the same extent as the laws of the United States. Because patent applications in the United States and many foreign jurisdictions are not published until 18 months after filing, or in some cases not at all, and because publications of discoveries in scientific literature lag behind actual discoveries, we cannot be certain that we were the first to make the inventions claimed in our issued patents or pending patent applications, or that we were the first to file for protection of the inventions set forth in our patents or patent applications. As a result, we may not be able to obtain or maintain protection for certain inventions. Therefore, the issuance, validity, enforceability, scope and commercial value of our patents in the United States and in foreign countries cannot be predicted with certainty and, as a result, any patents that we own, co-own, or license may not provide sufficient protection against competitors. We may not be able to obtain or maintain patent protection from our pending patent applications, from those we may file in the future, or from those we may license from third parties. Moreover, even if we are able to obtain patent protection, such patent protection may be of insufficient scope to achieve our business objectives. In addition, the issuance of a patent does not give us the right to practice the patented invention. Third parties may have blocking patents that could prevent us from marketing our own patented product and practicing our own patented technology.

Moreover, some of our owned or in-licensed patents and patent applications are or may in the future be co-owned with third parties. If we are unable to obtain an exclusive license to any such third party co-owners’ interest in such patents or patent applications, such co-owners may be able to license their rights to other third-parties, including our competitors, and our competitors could market competing products and technology. We may need the cooperation of any such co-owners of our patents to enforce such patents against third parties, and such cooperation may not be provided to us. Any of the foregoing could have a material adverse effect on our competitive position, business prospects and financial conditions.

In addition, the research resulting in certain of our in-licensed patent rights and technology was funded in part by the U.S. federal or state governments. As a result, the U.S. government may have certain rights, including so-called march-in rights, to such patent rights and any products or technology developed from such patent rights. When new technologies are developed with U.S. government funding, the U.S. government generally obtains certain rights in any resulting patents, including a nonexclusive license authorizing the U.S. government to use the invention for non-commercial purposes. These rights may permit the U.S. government to disclose our confidential information to third parties and to exercise march-in rights to use or to allow third parties to use our licensed technology. The U.S. government can exercise its march-in rights if it determines that action is necessary because we fail to achieve the practical application of government-funded technology, because action is necessary to alleviate health or safety needs, to meet requirements of federal regulations, or to give preference to U.S. industry. In addition, our rights in such inventions may be subject to certain requirements to manufacture products embodying such inventions in the United States. Any exercise by the U.S. government of such rights could harm our competitive position, business, financial condition, results of operations and prospects.

If we fail to comply with our obligations under any license, collaboration or other intellectual property-related agreements, we may be required to pay damages and could lose intellectual property rights that may be necessary for developing, commercializing and protecting our current or future technologies or product candidates or we could lose certain rights to grant sublicenses.

We in-license certain patent rights and proprietary technology from third parties that are important to our discovery platform and development of product candidates. For example, in October 2020, the Company entered into a multi-year patent and materials license agreement with the Board of Regents of the University of Texas System on behalf of the University of Texas Health Science Center at Houston for certain antibodies against the SARS-CoV-2 virus.  In January 2021, the Company entered into an exclusive license agreement with Medivir AB (Medivir) through which the Company received global, exclusive development and commercialization rights for birinapant, a clinical-stage Second Mitochondrial-derived Activator of Caspases (SMAC) mimetic.

We have also in-licensed certain antibodies for our discovery programs from third parties. Under these license agreements, we are able to research and initially develop discovery programs and are required to make certain annual payments. We also have the option to negotiate or enter into commercial license agreements with these third parties if we elect to continue development or commercialization of any product candidates incorporating the in-licensed antibodies. If we exercise our option to negotiate or enter into any commercial licenses with these third parties, we will likely be subject to various additional obligations, which may include obligations with respect to funding, development and commercialization activities, and payment obligations upon achievement of certain milestones and royalties on product sales.

Our current license agreements impose, and any future license agreements we enter into are likely to impose, various development, commercialization, funding, milestone, royalty, diligence, sublicensing, insurance, patent prosecution and enforcement or other obligations on us. If any of our licenses or future commercial licenses are terminated or breached, we may:

▪	lose our rights or options to research, develop or commercialize product candidates covered by the licensed technology;
▪	not be able to secure patent or trade secret protection for product candidates covered by the licensed technology;
▪	experience significant delays in the development or commercialization of product candidates covered by the licensed technology;
▪	not be able to obtain other licenses that may allow us to continue to progress the applicable programs on acceptable terms, if at all; or
▪	incur liability for damages.

Furthermore, we may not have the right to control the preparation, filing, prosecution, maintenance, enforcement and defense of patents and patent applications that we license from third parties. If our licensors and future licensors fail to prosecute, maintain, enforce and defend patents we may license, or lose rights to licensed patents or patent applications, our license rights may be reduced or eliminated. In such circumstances, our right to develop and commercialize any of our products or product candidates that is the subject of such licensed rights could be materially adversely affected.

Moreover, our licensors may own or control intellectual property that has not been licensed to us and, as a result, we may be subject to claims, regardless of their merit, that we are infringing, misappropriating or otherwise violating the licensor’s intellectual property rights. In addition, while we cannot currently determine the amount of the royalty obligations we would be required to pay on sales of future products if infringement or misappropriation were found, those amounts could be significant. The amount of our future royalty obligations will depend on the technology and intellectual property we use in products that we successfully develop and commercialize, if any. Therefore, even if we successfully develop and commercialize products, we may be unable to achieve or maintain profitability.

In addition, the agreements under which we currently license intellectual property or technology from third parties are complex, and certain provisions in such agreements may be susceptible to multiple interpretations. The resolution of any contract interpretation disagreement that may arise could narrow what we believe to be the scope of our rights to the relevant intellectual property or technology, or increase what we believe to be our financial or other obligations under the relevant agreement, either of which could have a material adverse impact on our business and ability to achieve profitability. Moreover, if disputes over intellectual property that we have licensed prevent or impair our ability to maintain our current licensing arrangements on commercially acceptable terms, we may be unable to successfully develop and commercialize any affected product candidates, which could have a material adverse effect on our business and financial conditions.

Our patents covering one or more of our products or product candidates could be found invalid or unenforceable if challenged.

Any of our intellectual property rights could be challenged or invalidated despite measures we take to obtain patent and other intellectual property protection with respect to our product candidates and proprietary technology. For example, if we were to initiate legal proceedings against a third party to enforce a patent covering one of our product candidates, the defendant could counterclaim that our patent is invalid and/or unenforceable. In patent litigation in the United States and in some other jurisdictions, defendant counterclaims alleging invalidity and/or unenforceability are commonplace. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, for example, lack of novelty, obviousness or non-enablement. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent intentionally withheld material information from the USPTO, or the applicable foreign counterpart, or made a misleading statement, during prosecution. A litigant or the USPTO itself could challenge our patents on this basis even if we believe that we have conducted our patent prosecution in accordance with the duty of candor and in good faith. The outcome following such a challenge is unpredictable.

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

The degree of future protection afforded by our intellectual property rights is uncertain because intellectual property rights have limitations, and may not adequately protect our business, or permit us to maintain our competitive advantage. The following examples are illustrative:

▪	others may be able to make compounds that are similar to our product candidates but that are not covered by the claims of the patents that we own, co-own, or have licensed;
▪	others may independently develop similar or alternative technologies without infringing our intellectual property rights;
▪	issued patents that we own, co-own, or have licensed may not provide us with any competitive advantages, or may be held invalid or unenforceable, as a result of legal challenges by our competitors;
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
▪

third parties may initiate litigation or other proceedings seeking to invalidate patents owned by, co-owned by, or licensed to us or to obtain a declaratory judgment that their product or technology does not infringe our patents or patents co-owned by us, or licensed to us;

▪

third parties may initiate opposition, IPR or PGR proceedings challenging the validity or scope of our patent rights, requiring us and/or licensors to participate in such proceedings to defend the validity and scope of our patents;

▪	there may be a challenge or dispute regarding inventorship or ownership of patents or trade secrets currently identified as being owned by, co-owned, or licensed to us; or
▪

third parties may seek approval to market biosimilar versions of our future approved products prior to expiration of relevant patents owned by, co-owned by us, or licensed to us under the Biologics Price Competition and Innovation Act of 2009, requiring us to defend our patents, including by filing lawsuits alleging patent infringement.

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

Patents have a limited lifespan. In the United States, if all maintenance fees are timely paid, the natural expiration of a patent is generally 20 years from its earliest U.S. non-provisional filing date. Various extensions may be available, but the life of a patent, and the protection it affords, is limited. Even if patents covering our product candidates are obtained, once the patent life has expired, we may be open to competition from competitive products, including biosimilars. Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. As a result, our owned, co-owned, and licensed patent portfolio may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours.

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

Enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive and time-consuming and the outcome is unpredictable. In addition, some courts in the United States and certain foreign jurisdictions are less willing or unwilling to protect trade secrets. The disclosure of our trade secrets would impair our competitive position and may materially harm our business, financial condition and results of operations. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights, and failure to maintain trade secret protection could adversely affect our competitive business position. In addition, if any of our trade secrets were to be lawfully obtained or independently developed by a competitor, we would have no right to prevent such third party, or those to whom they communicate such technology or information, from using that technology or information to compete with us. If any of our trade secrets were to be disclosed to or independently developed by a competitor, or if we otherwise lose protection for our trade secrets or proprietary know-how, the value of this information may be greatly reduced and our business and competitive position could be harmed. Adequate remedies may not exist in the event of unauthorized use or disclosure of our proprietary information.

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

Additionally, the requirements for patentability may differ in certain countries, particularly developing countries. For example, unlike other countries, China has a heightened requirement for patentability, and specifically requires a detailed description of medical uses of a claimed drug. In India, unlike the United States, there is no link between regulatory approval of a drug and its patent status, and patenting of medical uses of a claimed drug are prohibited. In addition to India, certain countries in Europe and developing countries, including China, have compulsory licensing laws under which a patent owner may be compelled to grant licenses to third parties. In those countries, we and our licensors may have limited remedies if patents are infringed or if we or our licensors are compelled to grant a license to a third party, which could materially diminish the value of those patents. This could limit our potential revenue opportunities. Accordingly, our efforts to enforce intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we own, co-own, or license.

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

As of June 30, 2021, Haldor Topsøe Holding A/S (HTH), together with other holders of 5% or more of our outstanding capital stock and their respective affiliates, beneficially owned 25,337,878 shares, or approximately 79.0%, of our outstanding capital stock (which includes 18,906,673 shares, or approximately 73.8%, of our voting common stock). Accordingly, our principal stockholders will be able to control most matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, including mergers and sales of all or substantially all of our assets. The interests of these principal stockholders may not always coincide with your interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders. For example, our concentration of ownership could have the effect of delaying or preventing a change in control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could cause the market price of our common stock to decline or prevent our stockholders from realizing a premium over the market price for their shares of our common stock.

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

In November 2020, our registration statement on Form S-3 (File No. 333-249863) was declared effective by the SEC, pursuant to which we may offer debt securities, preferred stock, common stock and certain other securities from time to time. On December 11, 2020, we completed a public offering of 1,221,224 shares of our common stock, which included the exercise of the underwriters’ option to purchase 333,333 shares in full, and pre-funded warrants to purchase an additional 1,334,332 shares of common stock (see Note 7 to the unaudited interim condensed financial statements appearing elsewhere in this Quarterly Report on Form 10-Q for additional information). Additionally, in August 2021, we plan to file with the SEC a new shelf registration statement on Form S-3, pursuant to which we may offer debt securities, preferred stock, common stock, non-voting common stock and certain other securities from time to time.

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

In addition, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act and the related rules and regulations implemented by the SEC and Nasdaq, have and will continue to increase legal and financial compliance costs and make some compliance activities more time consuming. We cannot predict or estimate the amount of additional costs we may incur to respond to these requirements or the timing of such costs. We have invested and will continue to invest in resources to comply with evolving laws, regulations and standards, and this investment will result in increased general and administrative expenses and may divert management’s time and attention from our other business activities. If our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, regulatory authorities may initiate legal proceedings against us and our business may be harmed. These factors could also make it more difficult for us to attract and retain qualified members of our board of directors, particularly to serve on our audit committee and compensation committee, and qualified executive officers.

Under the corporate governance standards of Nasdaq, a majority of our board of directors and each member of our audit committee must be an independent director. We may encounter difficulty in attracting qualified persons to serve on our board of directors and the audit committee, and our board of directors and management may be required to divert significant time and attention and resources away from our business to identify qualified directors. If we fail to attract and retain the required number of independent directors, we may be subject to the delisting of our common stock from Nasdaq.

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

Provisions in our amended and restated certificate of incorporation and amended and restated bylaws may discourage, delay, or prevent a merger, acquisition, or other change in control that stockholders may consider favorable, including transactions in which you might otherwise receive a premium for your shares of our common stock. These provisions may also prevent or frustrate attempts by our stockholders to replace or remove our management. Therefore, these provisions could adversely affect the price of our common stock. Among other things, our charter documents:

▪	establish that our board of directors is divided into three classes, Class I, Class II and Class III, with each class serving staggered three-year terms;
▪	provide that vacancies on our board of directors may be filled only by a majority of directors then in office, even though less than a quorum;
▪	provide that our directors may only be removed for cause;
▪	eliminate cumulative voting in the election of directors;
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of the Registrant, as amended

10.1	First Amendment to Lease between IGM Biosciences, Inc. and Real Property Investments, LLC effective July 1, 2021	8-K	001-39045	10.1	July 7, 2021

10.2+	Employment Agreement by and between Chris Takimoto and the Registrant, dated as of July 29, 2021

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1†	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2†	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibit 101)

+	Indicates management contract or compensatory plan.
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

IGM Biosciences, Inc.

Date: August 9, 2021	By:	/s/ Fred Schwarzer
Fred Schwarzer
Chief Executive Officer and President (Principal Executive Officer)

Date: August 9, 2021	By:	/s/ Misbah Tahir
Misbah Tahir
Chief Financial Officer (Principal Financial and Accounting Officer)