Form 10-Q
period 2021-09-30
IGM Biosciences, Inc.
filed 2021-11-04
CIK 1496323

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of October 29, 2021, the registrant had 26,030,506 shares of common stock, $0.01 par value per share, and 6,431,205 shares of non-voting common stock, $0.01 par value per share, outstanding.

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

In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will” or “would,” or the negative of these terms or other similar expressions. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about: the timing of the initiation, progress and potential results of our preclinical studies, clinical trials and our discovery programs; our ability to utilize our IgM antibody platform to generate and advance additional product candidates; our ability to advance product candidates into, and successfully complete, clinical trials; the timing or likelihood of regulatory filings and approvals; our estimates of the number of patients who suffer from the diseases we are targeting and the number of patients that may enroll in our clinical trials; the commercializing of our product candidates, if approved; our ability and the potential to successfully manufacture and supply our product candidates for clinical trials and for commercial use, if approved; potential business disruptions affecting drug discovery, our preclinical studies or the initiation, patient enrollment, development and operation of our clinical trials, including those related to the COVID-19 pandemic; future strategic arrangements and/or collaborations and the potential benefits of such arrangements; our expectations regarding the impact of the coronavirus (COVID-19) pandemic on our business; our anticipated use of our existing resources; our estimates regarding expenses, future revenue, capital requirements and needs for additional financing and our ability to obtain additional capital; the sufficiency of our existing cash and investments to fund our future operating expenses and capital expenditure requirements; our ability to retain the continued service of our key personnel and to identify, hire and retain additional qualified professionals; the implementation of our business model, strategic plans for our business and product candidates; the scope of protection we are able to establish and maintain for intellectual property rights, including our IgM platform, product candidates and discovery programs; our ability to contract with third-party suppliers and manufacturers and their ability to perform adequately; the pricing, coverage and reimbursement of our product candidates, if approved; developments relating to our competitors and our industry, including competing product candidates and therapies; and the ability of our clinical trials to demonstrate the safety and efficacy of our product candidates, and other positive results.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

IGM Biosciences, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except share and per share data)

	September 30,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$165,604	$241,080
Short-term investments	93,907	125,189
Prepaid expenses and other current assets	8,899	7,003
Total current assets	268,410	373,272
Property, plant and equipment, net	28,230	23,226
Long-term investments	6,115	—
Operating lease right-of-use asset	28,564	11,586
Other assets	910	548
Total assets	$332,229	$408,632
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,345	$7,924
Accrued liabilities	13,929	6,649
Lease liabilities, current	3,177	2,667
Total current liabilities	20,451	17,240
Lease liabilities, non-current	26,202	9,577
Total liabilities	46,653	26,817
Commitments and contingencies (Note 10)
Stockholders' equity:
Preferred stock	—	—
Common stock, $0.01 par value; 1,000,000,000 shares authorized as of September 30, 2021 and December 31, 2020; 25,905,471 and 25,542,931 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	259	255
Non-voting common stock, $0.01 par value; 200,000,000 and 6,431,208 shares authorized as of September 30, 2021 and December 31, 2020, respectively; 6,431,205 shares issued and outstanding as of September 30, 2021 and December 31, 2020	64	64
Additional paid-in-capital	588,336	570,030
Accumulated other comprehensive (loss) income	(1)	26
Accumulated deficit	(303,082)	(188,560)
Total stockholders’ equity	285,576	381,815
Total liabilities and stockholders’ equity	$332,229	$408,632

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IGM Biosciences, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(in thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Operating expenses:
Research and development	$34,196	$15,829	$87,857	$45,431
General and administrative	10,003	4,732	26,786	13,110
Total operating expenses	44,199	20,561	114,643	58,541
Loss from operations	(44,199)	(20,561)	(114,643)	(58,541)
Other income, net	35	291	121	1,808
Net loss	$(44,164)	$(20,270)	$(114,522)	$(56,733)
Net loss per share, basic and diluted	$(1.32)	$(0.66)	$(3.43)	$(1.86)
Weighted-average common shares outstanding, basic and diluted	33,438,477	30,646,729	33,380,143	30,563,614

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IGM Biosciences, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Net loss	$(44,164)	$(20,270)	$(114,522)	$(56,733)
Other comprehensive (loss) income:
Unrealized gain (loss) on investments	1	(183)	(27)	70
Comprehensive loss	$(44,163)	$(20,453)	$(114,549)	$(56,663)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IGM Biosciences, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(in thousands, except share amounts)

			Non-Voting		Additional	Accumulated Other		Total
	Common Stock		Common Stock		Paid-In-	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	(Loss) Income	Deficit	Equity
Balance—December 31, 2020	25,542,931	$255	6,431,205	$64	$570,030	$26	$(188,560)	$381,815
Exercise of stock options, net of shares withheld for taxes and exercise costs	37,065	—	—	—	(53)	—	—	(53)
Issuance of fully vested restricted stock units	1,216	—	—	—	—	—	—	—
Unrealized loss on investments	—	—	—	—	—	(12)	—	(12)
Stock-based compensation expense	—	—	—	—	5,504	—	—	5,504
Net loss	—	—	—	—	—	—	(31,644)	(31,644)
Balance—March 31, 2021	25,581,212	255	6,431,205	64	575,481	14	(220,204)	355,610
Exercise of stock options, net of shares withheld for taxes and exercise costs	33,484	1	—	—	(439)	—	—	(438)
Issuance of fully vested restricted stock units	1,216	—	—	—	—	—	—	—
Purchases under employee stock purchase plan	8,818	—	—	—	405	—	—	405
Unrealized loss on investments	—	—	—	—	—	(16)	—	(16)
Stock-based compensation expense	—	—	—	—	5,609	—	—	5,609
Net loss	—	—	—	—	—	—	(38,714)	(38,714)
Balance—June 30, 2021	25,624,730	$256	6,431,205	$64	$581,056	$(2)	$(258,918)	$322,456
Exercise of stock options, net of shares withheld for taxes and exercise costs	279,608	3	—	—	1,068	—	—	1,071
Issuance of fully vested restricted stock units	1,133	—	—	—	—	—	—	—
Unrealized gain on investments	—	—	—	—	—	1	—	1
Stock-based compensation expense	—	—	—	—	6,212	—	—	6,212
Net loss	—	—	—	—	—	—	(44,164)	(44,164)
Balance—September 30, 2021	25,905,471	$259	6,431,205	$64	$588,336	$(1)	$(303,082)	$285,576

IGM Biosciences, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(in thousands, except share amounts)

			Non-Voting		Additional	Accumulated Other		Total
	Common Stock		Common Stock		Paid-In-	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity
Balance—December 31, 2019	24,053,921	$240	6,431,205	$64	$347,089	$43	$(107,205)	$240,231
Exercise of stock options, net of shares withheld for taxes and exercise costs	15,885	1	—	—	21	—	—	22
Unrealized gain on investments	—	—	—	—	—	162	—	162
Stock-based compensation expense	—	—	—	—	1,220	—	—	1,220
Net loss	—	—	—	—	—	—	(17,624)	(17,624)
Balance—March 31, 2020	24,069,806	241	6,431,205	64	348,330	205	(124,829)	224,011
Exercise of stock options, net of shares withheld for taxes and exercise costs	67,947	1	—	—	(552)	—	—	(551)
Issuance of common stock upon restricted stock unit settlement	1,828	—	—	—	—	—	—	—
Purchases under employee stock purchase plan	23,295	—	—	—	317	—	—	317
Unrealized gain on investments	—	—	—	—	—	91	—	91
Stock-based compensation expense	—	—	—	—	1,924	—	—	1,924
Net loss	—	—	—	—	—	—	(18,839)	(18,839)
Balance—June 30, 2020	24,162,876	$242	6,431,205	$64	$350,019	$296	$(143,668)	$206,953
Exercise of stock options, net of shares withheld for taxes and exercise costs	38,366	—	—	—	(917)	—	—	(917)
Vesting of restricted stock	58,259	1	—	—	(1)	—	—	—
Issuance of common stock upon restricted stock unit settlement	1,911	—	—	—	—	—	—	—
Unrealized loss on investments	—	—	—	—	—	(183)	—	(183)
Stock-based compensation expense	—	—	—	—	2,593	—	—	2,593
Net loss	—	—	—	—	—	—	(20,270)	(20,270)
Balance—September 30, 2020	24,261,412	$243	6,431,205	$64	$351,694	$113	$(163,938)	$188,176

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IGM Biosciences, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Nine Months Ended
	September 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(114,522)	$(56,733)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	3,181	713
Stock-based compensation expense	17,325	5,872
Net amortization of premiums and accretion of discounts on investments	486	(227)
Non-cash lease expense	2,365	1,905
Changes in assets and liabilities:
Prepaid expenses and other current assets	(1,693)	2,221
Other assets	(362)	(228)
Income tax receivable	—	35
Accounts payable	(1,280)	(266)
Accrued liabilities	7,277	4,016
Lease liabilities, net	(2,208)	(1,847)
Net cash used in operating activities	(89,431)	(44,539)
Cash flows from investing activities:
Purchase of property, plant and equipment	(11,481)	(10,794)
Purchases of investments	(111,359)	(163,747)
Maturities of investments	132,813	211,602
Sales of investments	2,997	—
Net cash provided by investing activities	12,970	37,061
Cash flows from financing activities:
Payment of employee taxes and exercise costs for shares withheld	(1,418)	(1,493)
Proceeds from exercise of stock options	1,998	47
Proceeds from purchases under the employee stock purchase plan	405	317
Net cash provided by (used in) financing activities	985	(1,129)
Net decrease in cash and cash equivalents	(75,476)	(8,607)
Cash and cash equivalents, beginning of period	241,080	35,891
Cash and cash equivalents, end of period	$165,604	$27,284

Supplemental disclosure of non-cash investing and financing activities:
Acquisition of property, plant and equipment in accounts payable and accrued liabilities	$533	$1,346

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IGM Biosciences, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (GAAP) and applicable rules and regulations of the Securities and Exchange Commission (SEC) regarding interim financial reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP have been condensed or omitted, and accordingly the balance sheet as of December 31, 2020 has been derived from the audited financial statements at that date but does not include all of the information required by GAAP for complete financial statements. These unaudited interim condensed consolidated financial statements have been prepared on the same basis as the Company’s annual financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments which are necessary for a fair statement of the Company’s financial information. The interim results of operations for the three and nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any other interim period or for any other future year.

The accompanying unaudited condensed consolidated financial statements include the accounts for our wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

The accompanying interim unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and the related notes thereto for the year ended December 31, 2020, included in the Company’s Annual Report on Form 10-K filed with the SEC on March 30, 2021.

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

Liquidity

The Company has incurred net operating losses and negative cash flows from operations since its inception and had an accumulated deficit of $303.1 million as of September 30, 2021. As of September 30, 2021, the Company had cash and investments of $265.6 million. Management believes that the existing financial resources are sufficient to continue operating activities at least one year past the issuance date of these financial statements. The Company has historically financed its operations primarily through the sale of common stock and Pre-funded Warrants in its public offerings and the sale of convertible preferred stock and the issuance of unsecured promissory notes in private placements. To date, none of the Company’s product candidates have been approved for sale, and the Company has not generated any revenue since inception. Management expects operating losses to continue and increase for the foreseeable future, as the Company progresses into clinical development activities for its lead product candidates. The Company’s prospects are subject to risks, expenses and uncertainties frequently encountered by companies in the biotechnology industry as discussed below. While the Company has been able to raise multiple rounds of financing, there can be no assurance that in the event the Company requires additional financing, such financing will be available on terms which are favorable or at all. Failure to raise sufficient capital when needed or generate sufficient cash flow from operations would impact our ability to pursue our business strategies and could require us to delay, scale back or discontinue one or more of our product development programs, or other aspects of our business objectives.

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

As actual costs become known, the Company adjusts its accruals. Although the Company does not expect its estimates to be materially different from amounts actually incurred, such estimates for the status and timing of services performed relative to the actual status and timing of services performed may vary and could result in the Company reporting amounts that are too high or too low in any particular period. The Company’s accrual is dependent, in part, upon the receipt of timely and accurate reporting from CROs and other third-party vendors. Variations in the assumptions used to estimate accruals including, but not limited to, the number of patients enrolled, the rate of patient enrollment and the actual services performed, may vary from the Company’s estimates, resulting in adjustments to clinical trial expenses in future periods. Changes in these estimates that result in material changes to the Company’s accruals could materially affect its financial condition and results of operations. Through September 30, 2021, there have been no material differences from the Company’s estimated accrued research and development expenses to actual expenses.

Acquired In-Process Research and Development Expenses

The Company has entered into agreements (See Note 5 – License Agreements) with third parties to acquire the rights to develop and potentially commercialize certain products. Such agreements generally require an initial payment by the Company when the contract is executed. The purchase of license rights for use in research and development activities, including product development, are expensed as incurred and are classified as research and development expense. Additionally, the Company may be obligated to make future royalty payments in the event the Company commercializes the technology and achieves a certain sales volume. In accordance with Financial Accounting Standards Board (FASB) Accounting Standard Codification (ASC) Topic 730, “Research and Development”, (ASC 730), expenditures for research and development, including upfront licensing fees and milestone payments associated with products not yet been approved by the FDA, are charged to research and development expense as incurred. Future contract milestone and /or royalty payments will be recognized as expense after the achievement of the milestone and the corresponding milestone payment is legally due.

Contingent Consideration

Certain agreements (See Note 5 – License Agreements) the Company enters into involve the potential payment of future consideration that is contingent upon certain performance and revenue milestones being achieved. Contingent consideration obligations incurred in connection with the purchase of license rights for use in research and development activities are recorded when legally due.

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

Leases

Under Accounting Standard Update (ASU) No. 2016-02, Leases (ASC 842) and its associated amendments, the Company determines if an arrangement is a lease at inception. In addition, the Company determines whether leases meet the classification criteria of a finance or operating lease at the lease commencement date considering: (1) whether the lease transfers ownership of the underlying asset to the lessee at the end of the lease term, (2) whether the lease grants the lessee an option to purchase the underlying asset that the lessee is reasonably certain to exercise, (3) whether the lease term is for a major part of the remaining economic life of the underlying asset, (4) whether the present value of the sum of the lease payments and residual value guaranteed by the lessee equals or exceeds substantially all of the fair value of the underlying asset, and (5) whether the underlying asset is of such a specialized nature that it is expected to have no alternative use to the lessor at the end of the lease term. As of September 30, 2021, the Company's lease population consisted of real estate. As of September 30, 2021, the Company did not have finance leases.

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

Financial instruments classified within Level 2 of the fair value hierarchy are valued based on other observable inputs, including broker or dealer quotations or alternative pricing sources. When quoted prices in active markets for identical assets or liabilities are not available, the Company relies on non-binding quotes from its investment managers, which are based on proprietary valuation models of independent pricing services. These models generally use inputs such as observable market data, quoted market prices for similar instruments, or historical pricing trends of a security relative to its peers. To validate the fair value determination provided by its investment managers, the Company reviews the pricing movement in the context of overall market trends and trading information from its investment managers. In addition, the Company assesses the inputs and methods used in determining the fair value in order to determine the classification of securities in the fair value hierarchy. As of September 30, 2021 and December 31, 2020, there were no financial instruments classified as Level 3.

The following tables set forth the fair value of the Company’s financial assets, which consist of investments measured and recognized at fair value (in thousands):

		September 30, 2021
	Fair Value Hierarchy Level	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Included within cash and cash equivalents:
Money market funds	Level 1	$152,150	$—	$—	$152,150
Commercial paper	Level 2	10,999	—	—	10,999
Included within short-term investments:				—
U.S. Treasury securities	Level 1	24,359	10	—	24,369
Corporate bonds	Level 2	15,075	—	(4)	15,071
Commercial paper	Level 2	54,469	—	(2)	54,467
U.S. government agency securities	Level 2	—	—	—	—
Included within long-term investments:
Corporate bonds	Level 2	6,120	—	(5)	6,115
Total		$263,172	$10	$(11)	$263,171

		December 31, 2020
	Fair Value Hierarchy Level	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Included within cash and cash equivalents:
Money market funds	Level 1	$135,257	$—	$—	$135,257
U.S. Treasury securities	Level 1	73,494	1	—	73,495
U.S. government agency securities	Level 2	30,783	—	(1)	30,782
Included within short-term investments:
U.S. Treasury securities	Level 1	71,795	2	—	71,797
Corporate bonds	Level 2	6,876	1	—	6,877
Commercial paper	Level 2	2,997	—	—	2,997
U.S. government agency securities	Level 2	43,495	23	—	43,518
Total		$364,697	$27	$(1)	$364,723

The following table presents the contractual maturities of the Company’s investments as of September 30, 2021 and December 31, 2020 (in thousands):

	September 30,	December 31,
	2021	2020
Due in less than one year	$257,056	$364,723
Due in more than one year	6,115	—
Total	$263,171	$364,723

Note 4. Balance Sheet Components

Property, Plant and Equipment, Net

Property, plant and equipment, net consists of the following (in thousands):

	September 30,	December 31,
	2021	2020
Laboratory equipment	$15,393	$7,125
Office equipment	497	212
Leasehold improvements	14,033	253
Construction in progress	3,777	17,925
Total property, plant and equipment, gross	33,700	25,515
Less: Accumulated depreciation	(5,470)	(2,289)
Total property, plant and equipment, net	$28,230	$23,226

Depreciation expense was $1.1 million and $0.2 million for the three months ended September 30, 2021 and 2020, respectively, and $3.2 million and $0.7 million for the nine months ended September 30, 2021 and 2020, respectively.

Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2021	2020
Accrued research and development materials and services	$6,506	$1,509
Accrued professional services	1,130	163
Accrued compensation	5,778	4,925
Other	515	52
Total accrued liabilities	$13,929	$6,649

Note 5. License Agreements

The Company enters into arrangements to in-license research and development technology rights with third parties relating to its clinical and pre-clinical programs and product candidates. These arrangements may include non-refundable, upfront payments, payments for options to acquire additional rights relating to its product candidates, as well as contingent obligations for potential development, regulatory and commercial performance milestone payments, and royalty payments. The Company’s obligation to make payments for contingent obligations is contingent upon the respective milestones being achieved as well as its continued involvement in the programs and/or the lack of any adverse events which could cause the discontinuance of the programs. The activities under these license agreements are performed with no guarantee of either technological or commercial success.

For both the three and nine months ended September 30, 2021, the Company recorded $1.0 million and $3.5 million, respectively, as research and development expense in our condensed consolidated statements of operations related to license agreements, and $1.0 million and $1.4 million, respectively, for the three and nine months ended September 30, 2020.

As of September 30, 2021, the Company’s license agreements for technologies optioned by the Company, including the Medivir agreement described below, included potential future payments for development, regulatory, and sales milestones totaling approximately $367.6 million plus royalties on net sales that range from single digits to mid-teens.

Medivir Agreement

In January 2021, the Company entered into an exclusive license agreement with Medivir AB (Medivir) through which the Company received global, exclusive development and commercialization rights for birinapant, a clinical-stage Second Mitochondrial-derived Activator of Caspases (SMAC) mimetic. Under the terms of the agreement, the Company made an upfront payment of $1.0 million upon signing the agreement, to be followed by an additional $1.5 million payment when birinapant is included by the Company in its clinical Phase 1 studies. In November 2021, the Company announced that it had treated its first patient in a clinical Phase 1 study including birinapant, triggering the $1.5 million payment to Medivir. Under the terms of the agreement, should birinapant be successfully developed and approved, the Company is obligated to make milestone payments up to a total of approximately $350.0 million, plus tiered royalties from the mid-single digits up to mid-teens on net sales.

Note 6. Common Stock and Non-Voting Common Stock

As of December 31, 2020, the Company’s certificate of incorporation authorized the Company to issue 1,006,431,208 shares of common stock (including 6,431,208 shares of non-voting common stock) and 200,000,000 shares of preferred stock, at a par value of $0.01 per share. On June 24, 2021, the stockholders of the Company approved an amendment to the Company’s certificate of incorporation, which had been previously approved by the Company’s Board of Directors, to increase the number of authorized shares of the Company’s non-voting common stock from 6,431,208 to 200,000,000, with a corresponding increase to the total number of authorized shares of the Company’s common stock. Thus, as of September 30, 2021, the Company’s certificate of incorporation, as amended, authorized the Company to issue 1,200,000,000 shares of common stock (including 200,000,000 shares of non-voting common stock) and 200,000,000 shares of preferred stock, at a par value of $0.01 per share. Each share of common stock (excluding non-voting common stock) is entitled to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the Company’s Board of Directors, subject to prior rights of the preferred stockholders. As of September 30, 2021 and December 31, 2020, no dividends have been declared.

The Company had reserved common stock, on an as-converted basis, for future issuance as follows:

	September 30,	December 31,
	2021	2020
Stock options, issued and outstanding	3,666,509	2,926,560
Restricted stock units	—	667
Stock options and restricted stock units, future issuance	3,228,118	3,054,127
Employee stock purchase plan, available for future grants	865,011	554,088
Pre-funded warrants (Note 7)	1,334,332	1,334,332
Total	9,093,970	7,869,774

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

The outstanding Pre-funded Warrants to purchase shares of common stock are exercisable at any time after their original issuance. However, the Company may not effect the exercise of any Pre-funded Warrants, and a holder will not be entitled to exercise any portion of any Pre-funded Warrants that, upon giving effect to such exercise, would cause: (i) the aggregate number of shares of the Company’s common stock beneficially owned by such holder (together with its affiliates) to exceed 9.99% of the number of shares of the Company’s common stock outstanding immediately after giving effect to the exercise; or (ii) the combined voting power of the Company’s securities beneficially owned by such holder (together with its affiliates) to exceed 9.99% of the combined voting power of all of the Company’s securities outstanding immediately after giving effect to the exercise, as such percentage ownership is determined in accordance with the terms of the Pre-funded Warrants. However, any holder of a Pre-funded Warrant may increase or decrease such percentage to any other percentage not in excess of 19.99% upon at least 61 days’ prior notice from the holder to the Company. As of September 30, 2021, no shares underlying the Pre-funded Warrants had been exercised and all of the outstanding Pre-funded Warrants are included in the weighted-average number of shares of common stock used to calculate net loss per share attributable to common stockholders (see “Note 9 Net Loss Per Share Attributable to Common Stockholders”).

Note 8. Stock-Based Compensation

Stock-Based Compensation Expense

Stock-based compensation expense was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Research and development	$3,095	$1,244	$7,605	$2,957
General and administrative	3,117	1,350	9,720	2,915
Total stock-based compensation expense	$6,212	$2,594	$17,325	$5,872

Stock Options

The following table summarizes stock option activity:

	Outstanding Options
	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)
Balance—December 31, 2020	2,926,560	$15.54	7.8
Granted	1,337,272	$81.93
Exercised	(370,901)	$5.99
Cancelled	(226,422)	$59.49
Balance—September 30, 2021	3,666,509	$38.01	7.6
Exercisable—September 30, 2021	1,755,302	$15.44	6.1

The fair value of employee stock options was estimated using the following weighted-average assumptions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Expected term in years	6.1	6.1	6.0	6.0
Expected volatility	87.1%	87.2%	88.1%	84.0%
Risk-free interest rate	1.0%	0.4%	0.9%	1.1%
Dividend yield	—	—	—	—
Weighted average fair value of share-based awards granted per share	$53.11	$40.50	$59.52	$30.50

Restricted Stock Units (RSUs)

During the nine months ended September 30, 2021, the Company granted 2,898 shares of RSUs with a weighted-average grant date fair value of $75.22 per share to certain members of the Company’s Board of Directors under the Company’s Outside Director Compensation Policy. These RSUs were fully vested upon issuance. For the nine months ended September 30, 2021, the Company recognized $0.3 million in stock-based compensation expense related to these awards.

Note 9. Net Loss Per Share Attributable to Common Stockholders

The following table sets forth the computation of the basic and diluted net loss per share (in thousands except share and per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Numerator:
Net loss	$(44,164)	$(20,270)	$(114,522)	$(56,733)
Denominator:
Weighted average common shares outstanding used to compute net loss per share, basic and diluted (1)	33,438,477	30,646,729	33,380,143	30,563,614
Net loss per share attributable to common stockholders	$(1.32)	$(0.66)	$(3.43)	$(1.86)
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

	September 30,
	2021	2020
Stock options	3,666,509	2,942,843
Estimated shares issuable under the employee stock purchase plan	9,959	6,556
Total	3,676,468	2,949,399

Note 10. Commitments and Contingencies

Operating Leases

The Company leases its headquarters with its main offices and laboratory facilities in Mountain View, California under three lease agreements; a lease for premises on Ellis Street ("Ellis lease") that ends in September 2023, a lease for premises on 345 Middlefield Road ("345 Middlefield lease") that ends in September 2024, and a lease with two premises on 325 E. Middlefield Road and 265 N. Whisman Road ("Middlefield/Whisman lease") that ends in June 2032. In March 2021, the Company entered into the Ellis lease agreement for additional office and laboratory space in Mountain View, California, which commenced on March 22, 2021 and expires in September 2023. In July 2021, the Company entered into a lease amendment to extend the duration of the Middlefield/Whisman lease through June 2032. The Company accounted for this amendment as a lease modification and remeasured the lease, which resulted in an increase of $17.5 million to the right-of-use operating lease asset and lease liability. The Company determined the incremental borrowing rate for these lease agreements based on an analysis of corporate bond yields with a credit rating similar to the Company’s.

Information related to the Company’s ROU assets and related lease liabilities were as follows (dollar amounts in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Cash paid for operating lease liabilities	$1,095	$755	$2,709	$2,245
Operating lease cost	1,191	767	2,933	2,301
Variable lease cost	74	57	211	171

	September 30, 2021	December 31, 2020
Current operating lease liabilities	$3,177	$2,667
Non-current operating lease liabilities	26,202	9,577
Weighted average remaining lease term (in years)	9.5	4.1
Weighted average discount rate	4.5%	3.8%

Maturities of lease liabilities as of September 30, 2021 were as follows (in thousands):

Operating
Lease
Year Ending December 31,	Commitments
2021 (remaining three months)	$1,098
2022	4,464
2023	4,390
2024	3,554
2025	2,806
Thereafter	20,393
Total future undiscounted lease payments	36,705
Less imputed interest	(7,326)
Total lease liabilities	$29,379

Legal Proceedings

The Company, from time to time, may be party to litigation arising in the ordinary course of business. The Company was not subject to any material legal proceedings during the nine months ended September 30, 2021 and, to the best of its knowledge, no material legal proceedings are currently pending or threatened.

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

Note 11. Related Party Transactions

In December 2020, Topsøe Holding A/S (previously known as Haldor Topsøe Holding A/S) purchased an additional 111,111 shares of common stock in connection with the 2020 Public Offering. As a result of these events, the Topsøe Holding A/S owned 10,400,564 shares of common stock and 2,269,838 shares of non-voting common stock upon the closing of the 2020 Public Offering.

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

Overview

We are a biotechnology company pioneering the development of engineered IgM antibodies for the treatment of multiple diseases. IgM antibodies have inherent properties that we believe may enable them to bind more strongly to cells than comparable IgG antibodies. We have created a proprietary IgM antibody technology platform that we believe is particularly well suited for developing T cell engagers, receptor cross-linking agonists, targeted cytokines, and target neutralizers. Our lead product candidate, IGM-2323, a bispecific T cell engaging IgM antibody targeting CD20 and CD3 proteins, is in an ongoing Phase 1 clinical trial for the treatment of relapsed/refractory B cell non-Hodgkin’s lymphoma (NHL) patients. Our second product candidate, IGM-8444 is an IgM antibody targeting Death Receptor 5 (DR5) proteins which may prove to be useful for the treatment of patients with solid and hematologic malignancies, and in September 2020, we announced the dosing of the first patient in our Phase 1 clinical trial for the treatment of solid cancers. Our oncology pipeline also includes IGM-7354, a bispecific IgM antibody delivering interleukin-15 (IL-15) cytokines to PD-L1 expressing cells for the treatment of patients with solid and hematologic malignancies, and IGM-2644, a bispecific T cell engaging IgM antibody targeting CD38 and CD3 proteins for the treatment of patients with multiple myeloma. Our first infectious disease product candidate is IGM-6268, an IgM version of an anti-SARS-CoV-2 IgG monoclonal antibody being developed as an intranasally administered agent for the treatment and prevention of COVID-19.

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

We have incurred significant net losses to date. Our ability to generate product revenue sufficient to achieve profitability will depend on the successful development and eventual commercialization of one or more of our current or future product candidates. Our net losses were $114.5 million and $56.7 million for the nine months ended September 30, 2021 and 2020, respectively. As of September 30, 2021, we had an accumulated deficit of $303.1 million. These losses have resulted primarily from costs incurred in connection with research and development activities and general and administrative costs associated with our operations. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future, and our net losses may fluctuate significantly from period to period, depending on the timing of and expenditures on our planned research and development activities.

We expect our expenses and capital requirements will increase substantially in connection with our ongoing activities as we:

▪
advance the development of IGM-2323, IGM-8444, IGM-7354, IGM-6268 and IGM-2644;
▪
expand our pipeline of IgM antibody product candidates;
▪
continue to invest in our IgM antibody technology platform;
▪
invest in our Infectious Diseases and Autoimmunity and Inflammation business units;
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

General and Administrative

Our general and administrative expenses consist primarily of personnel-related expenses for personnel in our executive, finance, corporate and other administrative functions, intellectual property, facilities and other allocated expenses, other expenses for outside professional services, including legal, human resources, audit and accounting services, and insurance costs. Personnel-related expenses consist of salaries, benefits, recruiting costs, and stock-based compensation. We expect our general and administrative expenses to increase for the foreseeable future as we increase our headcount to support our continued and expanding research activities and development of product candidates in the areas of hematology and oncology, infectious diseases, and autoimmunity and inflammation, and as a result of operating as a public company, including compliance with the rules and regulations of the Securities and Exchange Commission (SEC) and those of any national securities exchange on which our securities are traded, legal, auditing, additional insurance expenses, investor relations activities and other administrative and professional services. We also expect our intellectual property expenses to increase as we expand our intellectual property portfolio.

Other Income, Net

Other income, net includes interest income earned on our cash and investments and non-cash interest income (expense) related to accretion (amortization) of the discount (premium) on marketable securities.

Results of Operations

Comparison of Three Months Ended September 30, 2021 and 2020

The following table summarizes our condensed statements of operations data as discussed herein:

	Three Months Ended
	September 30,
(in thousands)	2021	2020	Change
Operating expenses:
Research and development	$34,196	$15,829	$18,367
General and administrative	10,003	4,732	5,271
Total operating expenses	44,199	20,561	23,638
Loss from operations	(44,199)	(20,561)	(23,638)
Other income, net	35	291	(256)
Net loss	$(44,164)	$(20,270)	$(23,894)

Research and Development Expenses

The following table summarizes our research and development expenses incurred during the periods indicated:

	Three Months Ended
	September 30,
(in thousands)	2021	2020	Change
Direct expenses
Clinical stage programs (1)	$10,137	$4,970	$5,167
Preclinical stage programs	10,169	3,861	6,308
Indirect expenses
Personnel-related	10,812	5,882	4,930
Depreciation and facilities	3,078	1,116	1,962
Total research and development expenses	$34,196	$15,829	$18,367
(1)
For the three months ended September 30, 2021, includes direct expenses related to: (i) our lead product candidate, IGM-2323, for which we announced the dosing of the first patient in our Phase 1 clinical trial in October 2019; and (ii) our second product candidate, IGM-8444, for which we announced the dosing of the first patient in our Phase 1 clinical trial in September 2020.

Research and development expenses were $34.2 million and $15.8 million for the three months ended September 30, 2021 and 2020, respectively. The increase of $18.4 million was primarily driven by advancement of our product candidates.

Preclinical stage direct program expenses increased by $6.3 million, primarily driven by a $1.7 million increase in activities related to IGM-6268 and a $4.6 million increase in expenses related to our discovery and other programs.

Clinical stage direct program expenses increased by $5.2 million, primarily driven by a $3.9 million increase related to IGM-2323 and $1.3 million of expenses related to IGM-8444.

Driven by an increase in headcount, personnel-related expenses, including stock-based compensation expense, increased by $4.9 million. Depreciation and facilities expenses increased by $2.0 million, primarily due to depreciation expense of our current good manufacturing practices (cGMP) manufacturing facility that was placed in service in March 2021 and higher rental expense under a new lease agreement.

General and Administrative Expenses

General and administrative expenses were $10.0 million and $4.7 million for the three months ended September 30, 2021 and 2020, respectively. The increase of $5.3 million was primarily due to a $3.7 million increase in personnel-related expenses attributable to higher headcount and increased stock-based compensation expense due to an increase in the fair value of grants, and a $0.5 million increase in professional services.

Other Income, Net

Other income, net was $35 thousand and $0.3 million for the three months ended September 30, 2021 and 2020, respectively. The decrease of $0.3 million was primarily due to lower interest earned from cash and investment balances.

Comparison of Nine Months Ended September 30, 2021 and 2020

The following table summarizes our condensed statements of operations data as discussed herein:

	Nine Months Ended
	September 30,
(in thousands)	2021	2020	Change
Operating expenses:
Research and development	$87,857	$45,431	$42,426
General and administrative	26,786	13,110	13,676
Total operating expenses	114,643	58,541	56,102
Loss from operations	(114,643)	(58,541)	(56,102)
Other income, net	121	1,808	(1,687)
Net loss	$(114,522)	$(56,733)	$(57,789)

Research and Development Expenses

The following table summarizes our research and development expenses incurred during the periods indicated:

	Nine Months Ended
	September 30,
(in thousands)	2021	2020	Change
Direct expenses
Clinical stage programs (1)	$24,757	$18,998	$5,759
Preclinical stage programs	28,120	8,039	20,081
Indirect expenses
Personnel-related	26,794	15,021	11,773
Depreciation and facilities	8,186	3,373	4,813
Total research and development expenses	$87,857	$45,431	$42,426
(1)
For the nine months ended September 30, 2021, includes direct expenses related to: (i) our lead product candidate, IGM-2323, for which we announced the dosing of the first patient in our Phase 1 clinical trial in October 2019; and (ii) our second product candidate, IGM-8444, for which we announced the dosing of the first patient in our Phase 1 clinical trial in September 2020.

Research and development expenses were $87.9 million and $45.4 million for the nine months ended September 30, 2021 and 2020, respectively. The increase of $42.4 million was primarily driven by advancement of our product candidates.

Preclinical stage program expenses increased by $20.1 million, primarily driven by a $8.4 million increase in activities related to IGM-6268 and a $11.7 million increase in expenses related to our discovery and other programs.

Clinical stage program expenses increased by $5.8 million, primarily driven by a $7.1 million increase in expenses related to IGM-2323, partially offset by a $1.4 million decrease in expenses related to IGM-8444.

Driven by an increase in headcount, personnel-related expenses, including stock-based compensation expense, increased by $11.8 million. Depreciation and facilities expenses increased by $4.8 million, primarily due to depreciation expense of our current good manufacturing practices (cGMP) manufacturing facility and higher rental expense under a new lease agreement.

General and Administrative Expenses

General and administrative expenses were $26.8 million and $13.1 million for the nine months ended September 30, 2021 and 2020, respectively. The increase of $13.7 million was primarily due to a $11.5 million increase in personnel-related expenses and stock-based compensation resulting from an increase in headcount.

Other Income, Net

Other income, net was $0.1 million and $1.8 million for the nine months ended September 30, 2021 and 2020, respectively. The decrease of $1.7 million was primarily due to lower interest earned from cash and investment balances.

Liquidity and Capital Resources

Liquidity

Due to our significant research and development expenditures, we have generated operating losses since our inception. We have funded our operations primarily through the sale of common stock and Pre-funded Warrants in our public offerings, the sale of convertible preferred stock and the issuance of unsecured promissory notes in private placements. As of September 30, 2021, we had cash and investments of $265.6 million. As of September 30, 2021, we had an accumulated deficit of $303.1 million. We believe that our cash and investments will be sufficient to fund our planned operations for at least one year past the issuance date of the financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

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

In addition, we will continue to require additional funding in order to complete development of our product candidates and commercialize our products, if approved. We may seek to raise any necessary additional capital through a combination of public or private equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other marketing and distribution arrangements. For example, in December 2020 the Company completed a public offering of common stock and Pre-funded Warrants for aggregate net proceeds of $215.4 million. Additionally, in August 2021, we filed with the SEC a shelf registration statement on Form S-3, pursuant to which we may offer debt securities, preferred stock, common stock, non-voting common stock and certain other securities from time to time up to a maximum aggregate amount of $400,000,000.

There can be no assurance that, in the event we require additional financing, such financing will be available at terms acceptable to us, if at all. Failure to raise sufficient capital when needed or generate sufficient cash flow from operations would impact our ability to pursue our business strategies and could require us to delay, scale back or discontinue one or more of our product development programs, or other aspects of our business objectives. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated preclinical studies and clinical trials. To the extent that we raise additional capital through collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our product candidates, future revenue streams or research programs at an earlier stage of development or on less favorable terms than we would otherwise choose or to grant licenses on terms that may not be favorable to us. If we do raise additional capital through public or private equity or convertible debt offerings, the ownership interest of our existing stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our stockholders’ rights. If we raise additional capital through debt financing, we may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we are unable to obtain additional funding from these or other sources, it may be necessary to significantly reduce our rate of spending through reductions in staff and delaying, scaling back, or stopping certain research and development programs.

Summary Statement of Cash Flows

The following table sets forth the primary sources and uses of cash for each of the periods presented below:

	Nine Months Ended
	September 30,
(in thousands)	2021	2020
Net cash used in operating activities	$(89,431)	$(44,539)
Net cash provided by investing activities	12,970	37,061
Net cash provided by (used in) financing activities	985	(1,129)

Net Cash Used in Operating Activities

For the nine months ended September 30, 2021, net cash used in operating activities was $89.4 million, which consisted of a net loss of $114.5 million, offset by $23.4 million in non-cash charges and $1.7 million net change in our net operating assets and liabilities. The non-cash charges primarily consisted of stock-based compensation of $17.3 million, depreciation expense of $3.2 million, non-cash lease expense of $2.4 million, and net amortization of premiums and accretion of discounts on investments of $0.5 million. The net change in our operating assets and liabilities was primarily due to an increase in accrued liabilities of $7.3 million, partially offset by a decrease in net lease liabilities of $2.2 million, an increase in prepaid expenses of $1.7 million, a decrease in accounts payable of $1.3 million, and an increase in other assets of $0.4 million.

For the nine months ended September 30, 2020, net cash used in operating activities was $44.5 million, which consisted of a net loss of $56.7 million, offset by a net change of $3.9 million in our net operating assets and liabilities and $8.3 million in non-cash charges. The net change in our operating assets and liabilities was primarily due to an increase in accrued liabilities of $4.0 million and a decrease in prepaid expenses of $2.2 million, partially offset by a decrease in net lease liabilities of $1.8 million, a decrease in accounts payable of $0.3 million, and an increase in other assets of $0.2 million. The non-cash charges primarily consisted of stock-based compensation of $5.9 million, non-cash lease expense of $1.9 million and depreciation expense of $0.7 million, offset by net amortization of premiums and accretion of discounts on investments of $0.2 million.

Net Cash Provided by Investing Activities

For the nine months ended September 30, 2021, net cash provided by investing activities was $13.0 million, which consisted of $132.8 million in maturities of investments and $3.0 million in sales of investments, offset by $111.4 million in purchases of investments and $11.5 million in purchases of property, plant, and equipment, primarily for research and development activities.

For the nine months ended September 30, 2020, net cash provided by investing activities was $37.1 million, which consisted of $211.6 million in maturities of investments, offset by $163.7 million in purchases of investments and $10.8 million in purchases of property, plant, and equipment, primarily for research and development activities.

Net Cash Provided by (Used in) Financing Activities

For the nine months ended September 30, 2021, net cash used in financing activities was $1.0 million, which consisted of $2.0 million related to payments of employee taxes and exercise costs for shares withheld in connection with stock option exercises, and $0.4 million of proceeds from purchases under the employee stock purchase plan, offset by $1.4 million in proceeds from exercise of stock options.

For the nine months ended September 30, 2020, net cash used in financing activities was $1.1 million, which primarily consisted of $1.5 million related to payments of employee taxes and exercise costs for shares withheld in connection with stock option exercises. These payments were partially offset by $0.3 million of proceeds received from purchases under the employee stock purchase plan.

Contractual Obligations and Commitments

In July 2021, we entered into a lease amendment to one of our three leases in Mountain View, California, our Middlefield Road and Whisman Road agreement ("Middlefield and Whisman lease"), which was extended for seven years from April 2025 to June 2032. As of September 30, 2021, we had committed to minimum payments under this agreement totaling $31.8 million through June 2032.

For additional information on our contractual obligations and commitments please see Note 10 – Commitments and Contingencies in our unaudited interim condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

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

Our critical accounting policies are described in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Use of Estimates” in our Annual Report on Form 10-K filed with the SEC on March 30, 2021 and the notes to the financial statements appearing elsewhere in this Quarterly Report on Form 10-Q. During the nine months ended September 30, 2021, except as described in Note 2 to the unaudited interim condensed financial statements appearing elsewhere in this Quarterly Report on Form 10-Q, there were no material changes to our critical accounting policies from those discussed in our Annual Report on Form 10-K filed with the SEC on March 30, 2021.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The primary objectives of our investment activities are to ensure liquidity and to preserve capital. We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities. There was no material foreign currency risk for the nine months ended September 30, 2021. We held $265.6 million in cash and investments as of September 30, 2021 which consisted of money market funds, U.S. Treasury securities, corporate bonds, commercial paper, and U.S. government agency securities. We held no interest-bearing liabilities as of September 30, 2021. Historical fluctuations in interest rates have not been significant for us. An immediate 1% relative change in interest rates would not have a material effect on the fair market value of our cash equivalents and investments.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended September 30, 2021, identified in connection with the evaluation required by Rules 13a‑15(d) and 15d‑15(d) of the Exchange Act that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
▪
The use of engineered IgM antibodies is a novel and unproven therapeutic approach and our development of our product candidates, IGM-2323, IGM-8444, IGM-7354, IGM-6268, and IGM-2644, and our discovery programs may never lead to a marketable product.
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
▪
The manufacturing of our product candidates is complex. We and our third-party manufacturers may encounter difficulties in production and supply chain shortages may limit our access to raw materials and other supplies. If we encounter any such difficulties, our ability to manufacture drug substances or supply our product candidates for preclinical studies or clinical trials or, if approved, for commercial sale, could be delayed or halted entirely.
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

Our operations, and those of our CROs, CMOs and other contractors, consultants, and third parties have been and could in the future be subject to other orders or restrictions imposed by federal, state, local, or foreign governments as a result of the COVID-19 pandemic. These restrictions could seriously harm our operations and financial condition and increase our costs and expenses. For example, efforts to accelerate COVID-19 vaccine production and distribution, such as Operation Warp Speed, together with other global supply chain disruptions have affected the availability of certain materials used in the manufacture of our product candidates, resulting in manufacturing delays. As a result, we have adjusted the anticipated filing dates of our IND applications for IGM-7354. We are aware that at least one of our CMOs has experienced staffing issues due to COVID-19. If we, or our third-party suppliers and CMOs, are unable to source necessary materials on a timely basis, or adequately staff their operations, we may experience further delays in our ability to manufacture our product candidates, which could further affect the pace of our clinical trials until such materials once again become available or such staffing challenges are resolved.

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

The use of engineered IgM antibodies is a novel and unproven therapeutic approach and our development of our product candidates, IGM-2323, IGM-8444, IGM-7354, IGM-6268, and IGM-2644, and our discovery programs may never lead to a marketable product.

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

Moreover, advancing IGM-2323, IGM-8444, IGM-7354, IGM-6268, IGM-2644 and our discovery programs as novel products creates other significant challenges for us, including educating medical personnel regarding a novel class of engineered antibody therapeutics and their potential efficacy and safety benefits, as well as the challenges of incorporating our product candidates, if approved, into treatment regimens.

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

In October 2019, we announced the dosing of the first patient in our Phase 1 clinical trial of IGM-2323, our lead product candidate, for the treatment of relapsed/refractory B cell NHL patients, and, in September 2020 we announced the dosing of the first patient in our Phase 1 clinical trial of IGM-8444, our second product candidate, for the treatment of patients with solid cancers. We expect to initiate a Phase 1 clinical trial for IGM-6268 in 2021 in the US or abroad. We expect to initiate Phase 1 clinical trials for IGM-7354 for the treatment of patients with solid and hematological malignancies and for IGM-2644 for the treatment of patients with multiple myeloma in 2022. We may experience delays in our ongoing or future preclinical studies or clinical trials, and we do not know whether future preclinical studies or clinical trials will begin on time, need to be redesigned, enroll an adequate number of patients on time or be completed on schedule, if at all. For example, we have experienced questions from the FDA on issues related to starting dose and sequencing of healthy volunteers and patients, delivery device and non-drug substance formulation components that have delayed our plans to advance IGM-6268 into the clinic. The commencement or completion of these clinical trials could be substantially delayed or prevented by many factors, including:

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
▪
the impact of, and delays related to, health epidemics such as the COVID-19 pandemic; and
▪
the need to suspend, repeat or terminate clinical trials as a result of non-compliance with regulatory requirements,

inconclusive or negative results or unforeseen complications in testing; and the suspension or termination of our clinical trials upon a breach or pursuant to the terms of any agreement with, or for any other reason by, any future strategic partners that have responsibility for the clinical development of any of our product candidates.

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

All of our product candidates and discovery programs are in preclinical development or early stage clinical development, and not all adverse effects of drugs can be predicted or anticipated. Unforeseen side effects from our product candidates could arise at any time during clinical development or, if approved by regulatory authorities, after the approved product has been marketed. In October 2019, we announced the dosing of the first patient in our Phase 1 clinical trial of our lead product candidate, IGM-2323, and in September 2020, we announced the dosing of the first patient in our Phase 1 clinical trial of our second product candidate, IGM-8444. We only have initial safety data in humans from our Phase 1 clinical trial of IGM-2323 and our Phase 1 clinical trial of IGM-8444. IGM-7354, IGM-6268, IGM-2644 and our discovery programs have not been tested on humans at all. While we are encouraged by the safety profile of IGM-2323 in our Phase 1 clinical trial, and we have observed a relatively low rate of cytokine release syndrome (CRS) in the 25 patients dosed as of March 30, 2021, as of such date two patients had experienced more serious CRS, one patient with Grade 2 CRS and one with Grade 3 CRS. Both patients were almost unique among the patients participating in our clinical trial in that they had been previously treated with CAR-T drugs and had circulating B cells at the time of their participation in the trial. The only other patient as of such date who had been previously treated with CAR-T drugs and had circulating B cells at the time of treatment had Grade 1 CRS, and this DLBCL patient achieved a complete response. The two patients who had been previously treated with a CAR-T drug but did not have circulating B cells at the time of participation in the trial did not experience any CRS. While this observation is preliminary, particularly given the small number of patients, we are taking steps to address possible CRS in those patients who have been previously treated with CAR-T drugs or have circulating B cells. It is possible that these steps or other steps that we take may not be successful, and we may see additional cases of serious CRS in future patients.

In our preclinical studies, we may observe undesirable characteristics of our product candidates. This may prevent us from advancing them into clinical trials, delay these trials or limit the extent of these trials. Despite our preclinical data, toxicity observations in clinical testing, if they occur, may limit our ability to develop IGM-2323, IGM-8444, IGM-7354, IGM-6268, IGM-2644 or any of our other product candidates or may constitute a dose limiting toxicity.

The results of ongoing or future clinical trials may also show that our product candidates, IGM-2323, IGM-8444, IGM-7354, IGM-2644, and IGM-6268, and/or our discovery programs may cause undesirable or unacceptable side effects, which could interrupt, delay or halt clinical trials, and result in delay of, or failure to obtain, marketing approval from the FDA or comparable foreign regulatory authorities, or result in marketing approval from the FDA or comparable foreign regulatory authorities with restrictive label warnings or for limited patient populations, or result in potential product liability claims. No regulatory agency has made any determination that any of our product candidates or discovery programs is safe or effective for use by the general public for any indication.

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

With respect to IGM-7354, we are aware of other companies with competing clinical stage therapeutics that utilize targeted and untargeted IL-15 that include, but are not limited to, SOTIO Biotech, ImmunityBio, Kadmon, Nektar, Roche/Genentech, and Xencor.

With respect to IGM-6268, we are aware of other companies with antibodies or small molecule antivirals targeting COVID-19 that include, but are not limited to, Adagio, AstraZeneca, Brii Biosciences, Celltrion Healthcare, Eli Lilly, Merck, Regeneron, SAb Biotherapeutics and Vir Biotechnology in collaboration with GlaxoSmithKline.

With respect to IGM-2644, we are aware of other companies with competing products or product candidates that target CD38 that include, but are not limited to, Genmab, Ichnos Sciences, I-Mab, Janssen, MorphoSys, Sanofi, and Xencor.

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

The manufacturing of our product candidates is complex. We and our third-party manufacturers may encounter difficulties in production and supply chain shortages may limit our access to raw materials and other supplies. If we encounter any such difficulties, our ability to manufacture drug substance or supply our product candidates for preclinical studies or clinical trials or, if approved, for commercial sale, could be delayed or halted entirely.

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

For any approved product, we will be subject to ongoing regulatory obligations and extensive oversight by regulatory authorities, including with respect to manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion and recordkeeping for the product. These requirements include submissions of safety and other post-approval information and reports, as well as continued compliance with cGMP and current good clinical practices (cGCP) for any clinical trials that we conduct post-approval. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in, among other things:

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

As of September 30, 2021, we had 171 full-time employees. As our development and commercialization plans and strategies develop, and as we transition into operating as a public company, we expect to expand our employee base for managerial, operational, financial and other resources. Additionally, as our product candidates and discovery programs enter and advance through preclinical studies and any clinical trials, we will need to expand our research, development, manufacturing, regulatory and sales and marketing capabilities or contract with other organizations to provide these capabilities for us. Future growth would impose significant added responsibilities on members of management, including the need to identify, recruit, maintain, motivate and integrate additional employees. Also, our management may need to divert a disproportionate amount of their attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, give rise to operational errors, loss of business opportunities, loss of employees and reduced productivity amongst remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of existing and additional product candidates and discovery programs. If our management is unable to effectively manage our expected growth, our expenses may increase more than expected, our ability to generate or grow revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize our product candidates and compete effectively with others in our industry will depend on our ability to effectively expand our organization and manage any future growth.

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

In addition, the interpretation and application of consumer, health-related and data protection laws in the United States, the European Union, and elsewhere are often uncertain, contradictory and in flux. For example, the California Consumer Privacy Act (the CCPA), which went into effect on January 1, 2020, among other things, requires new disclosures to California consumers and affords such consumers new abilities to opt out of certain sales of personal information. The CCPA provides civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. Aspects of the CCPA, and its interpretation and enforcement remain uncertain. The effects of this legislation potentially are far-reaching and may require us to modify our data processing practices and policies and incur substantial compliance-related costs and expenses. The CCPA has been amended on multiple occasions, and it is unclear whether it will be further amended. For example, California voters recently passed the California Privacy Rights Act (CPRA), which modifies the CCPA significantly, potentially resulting in further uncertainty and requiring us to incur additional costs and expenses in an effort to comply. Although the CCPA includes exemptions for certain clinical trials data, the law may increase our compliance costs and potential liability with respect to other personal information we collect about California consumers. It is possible that these consumer, health-related and data protection laws may be interpreted and applied in a manner that is inconsistent with our practices. If so, this could result in government-imposed fines or orders requiring that we change our practices, which could adversely affect our business. In addition, these privacy regulations vary between states, may differ from country to country, and may vary based on whether testing is performed in the United States or in the local country. Complying with these various laws could cause us to incur substantial costs or require us to change our business practices and compliance procedures in a manner adverse to our business.

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

We have incurred significant losses since our inception. Our net loss for the nine months ended September 30, 2021 was $114.5 million and for the year ended December 31, 2020 was $81.4 million. As of September 30, 2021, our accumulated deficit was approximately $303.1 million. We expect to continue to incur losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of, and seek regulatory approvals for, our product candidates, prepare for and begin to commercialize any approved product candidates and add infrastructure and personnel to support our product development efforts and operations as a public company. The net losses and negative cash flows incurred to date, together with expected future losses, have had, and likely will continue to have, an adverse effect on our shareholders’ deficit and working capital. The amount of future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenue. The net losses we incur may fluctuate significantly from quarter-to-quarter such that a period-to-period comparison of our results of operations may not be a good indication of our future performance.

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

As of September 30, 2021, we had $265.6 million in cash and investments. We believe that our existing cash and investments will enable us to fund our operating expenses and capital expenditure requirements for at least one year past the issuance date of the financial statements included in this Quarterly Report on Form 10-Q. Our estimate as to how long we expect our cash and investments to be able to continue to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned. In addition, because successful development of our product candidates is uncertain, we are unable to estimate the actual funds we will require to complete research and development and to commercialize our product candidates.

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

We may from time to time raise additional capital through the sale of equity or convertible securities. If we issue additional shares of common stock at a discount from the current trading price of our common stock, our stockholders would experience immediate dilution upon the purchase of any shares of our common stock sold at such discount. In addition, as opportunities present themselves, we may enter into financing or similar arrangements in the future, including the issuance of debt securities, preferred stock or common stock. On December 11, 2020, pursuant to our registration statement on Form S-3 (File No. 333-249863), we completed a public offering of 1,221,224 shares of our common stock, which included the exercise of the underwriters’ option to purchase 333,333 shares in full, and pre-funded warrants to purchase an additional 1,334,332 shares of common stock for aggregate gross proceeds of $230.0 million. After deducting underwriting discounts and commissions and offering costs paid or payable by us of approximately $14.6 million, the aggregate net proceeds from our 2020 Public Offering were approximately $215.4 million. Additionally, in August 2021, our new shelf registration statement on Form S-3 (File No. 333-258644) was declared effective by the SEC, pursuant to which we may offer debt securities, preferred stock, common stock, non-voting common stock and certain other securities from time to time up to a maximum aggregate amount of $400,000,000.

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

At September 30, 2021, we had $265.6 million of cash and investments. While we are not aware of any downgrades, material losses, or other significant deterioration in the fair value of our cash equivalents or investments since September 30, 2021, no assurance can be given that further deterioration of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents or our ability to meet our financing objectives. Furthermore, our stock price may decline due in part to the volatility of the stock market and general economic downturn.

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

We currently have limited in-house manufacturing experience and personnel. While we have completed construction on and are in the process of operationalizing our own cGMP manufacturing facility for the manufacture of clinical trial drug materials, we expect to continue to rely for some time on third parties to manufacture our product candidates for preclinical testing and clinical trials, in compliance with applicable regulatory and quality standards, and may do so for the commercial manufacture of some of our product candidates, if approved. To date, we have obtained bulk drug substance (BDS) for IGM-2323, IGM-8444, and IGM-6268 from a single-source third-party contract manufacturer, and we expect to obtain BDS for IGM-7354 from single-source third-party contract manufacturers as well. Any reduction or halt in supply of BDS from either of these contract manufacturers could severely constrain our ability to develop our product candidates until a replacement contract manufacturer is found and qualified. In addition, we currently rely on a third-party contract research organization for the conduct of our clinical assays and we have experienced, and may continue to experience, delays and interruptions, as well as quality and design errors, in this supply of information to us. If we are unable to arrange for and maintain such third-party manufacturing and analytical sources that are capable of meeting regulatory standards, or fail to do so on commercially reasonable terms, we may not be able to successfully produce sufficient supply of product candidate or clinical sample analysis data, or we may be delayed in doing so. If we are unable to arrange for and maintain such third-party manufacturing sources that are capable of meeting regulatory standards, or fail to do so on commercially reasonable terms, we may not be able to successfully produce sufficient supply of product candidate or we may be delayed in doing so. If we were to experience an unexpected loss of supply of our product candidates, for any reason, whether as a result of manufacturing, supply or storage issues, the impacts of the COVID-19 pandemic or otherwise, we could experience delays, disruptions, suspensions or terminations of, or be required to restart or repeat, any pending or ongoing clinical trials. Such failure or substantial delay or loss of supply could materially harm our business.

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

The prosecution of certain patent applications and the maintenance and enforcement of certain patents that relate to our product candidates are controlled by our licensors. Although we may, under such arrangements, have rights to consult with our strategic partners on actions taken as well as back-up rights of prosecution and enforcement, we have in the past and may in the future relinquish rights to prosecute and maintain patents and patent applications within our portfolio as well as the ability to assert such patents against infringers.

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

The patent positions of pharmaceutical and biotechnology companies can be highly uncertain and involve complex legal and factual questions for which important legal principles remain unresolved. Changes in either the patent laws or in the interpretations of patent laws in the United States and other countries may diminish the value of our intellectual property. We cannot predict the breadth of claims that may be allowed or found to be enforceable in our patents or in third-party patents. The United States has enacted and is currently implementing wide-ranging patent reform legislation. Further, recent U.S. Supreme Court and Court of Appeals for the Federal Circuit rulings have either narrowed the scope of patent protection available in certain circumstances or weakened the rights of patent owners in certain situations. In addition to increasing uncertainty with regard to our ability to obtain patents in the future, this combination of events has created uncertainty with respect to the validity, scope and value of patents, once obtained.

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

We are controlled by Topsøe Holding A/S and a concentrated group of stockholders, whose interests in our business may conflict with yours.

As of September 30, 2021, Topsøe Holding A/S, together with other holders of 5% or more of our outstanding capital stock and their respective affiliates, beneficially owned 25,531,223 shares, or approximately 79.0%, of our outstanding capital stock (which includes 19,100,018 shares, or approximately 73.7%, of our voting common stock). Accordingly, our principal stockholders will be able to control most matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, including mergers and sales of all or substantially all of our assets. The interests of these principal stockholders may not always coincide with your interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders. For example, our concentration of ownership could have the effect of delaying or preventing a change in control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could cause the market price of our common stock to decline or prevent our stockholders from realizing a premium over the market price for their shares of our common stock.

In addition, pursuant to nominating agreements entered into between us and each of (i) Topsøe Holding A/S, (ii) Baker Brothers Life Sciences L.P. and 667, L.P. (together, Baker Brothers) and (iii) Redmile Biopharma Investments II, L.P., RAF, L.P. and Redmile Strategic Master Fund, LP (together, Redmile), for up to 12 years following the completion of our IPO, so long as Topsøe Holding A/S, Baker Brothers and Redmile, together with their respective affiliates, each beneficially own certain specified amounts of our capital stock, we will have the obligation to support the nomination of, and to cause our board of directors to include in the slate of nominees recommended to our stockholders for election, (i) two individuals designated by Topsøe Holding A/S, (ii) one individual designated by Baker Brothers and (iii) one individual designated by Redmile, subject to certain customary conditions and exceptions. Each of Topsøe Holding A/S, Baker Brothers and Redmile, and their respective affiliates, may therefore have influence over management and control over matters requiring stockholder approval, including the annual election of directors and significant corporate transactions.

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

On December 11, 2020, pursuant to our registration statement on Form S-3 (File No. 333-249863), we completed a public offering of 1,221,224 shares of our common stock, which included the exercise of the underwriters’ option to purchase 333,333 shares in full, and pre-funded warrants to purchase an additional 1,334,332 shares of common stock (see Note 7 to the unaudited interim condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q for additional information). Additionally, in August 2021, our new shelf registration statement on Form S-3 (File No. 333-258644) was declared effective by the SEC, pursuant to which we may offer debt securities, preferred stock, common stock, non-voting common stock and certain other securities from time to time.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

10.1+	Outside Director Compensation Policy (as amended and restated on September 24, 2021)

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1†	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2†	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibit 101)

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

IGM Biosciences, Inc.

Date: November 4, 2021	By:	/s/ Fred Schwarzer
Fred Schwarzer
Chief Executive Officer and President (Principal Executive Officer)

Date: November 4, 2021	By:	/s/ Misbah Tahir
Misbah Tahir
Chief Financial Officer (Principal Financial and Accounting Officer)