Form 10-K
period 2021-12-31
IGM Biosciences, Inc.
filed 2022-03-29
CIK 1496323

mar

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the Registrant, based on the closing price of a share of the Registrant’s common stock on June 30, 2021 as reported by the NASDAQ Global Select Market on such date was approximately $664,400,000. Shares of the Registrant’s common stock held by each executive officer, director and holder of 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This calculation does not reflect a determination that certain persons are affiliates of the Registrant for any other purpose.

As of March 21, 2022, the Registrant had 26,077,865 shares of common stock, $0.01 par value per share, and 6,431,205 shares of non-voting common stock, $0.01 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain sections of the Registrant’s definitive Proxy Statement to be filed in connection with the Registrant’s 2022 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such definitive Proxy Statement will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the Registrant’s fiscal year ended December 31, 2021.

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

In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will” or “would,” or the negative of these terms or other similar expressions. Forward-looking statements contained in this Annual Report on Form 10-K include, but are not limited to, statements about: the therapeutic applications for our IgM antibodies; the advantages of the properties of our IgM bispecific antibodies; the timing of the initiation, progress and potential results of our preclinical studies, clinical trials and our discovery programs; our ability to utilize our IgM antibody platform to generate and advance additional product candidates; our ability to advance product candidates into, and successfully complete, clinical trials; the timing or likelihood of regulatory filings and approvals; our estimates of the number of patients who suffer from the diseases we are targeting and the number of patients that may enroll in our clinical trials; the commercializing of our product candidates, if approved; whether, and for how long, we will rely on third parties to manufacture our product candidates for preclinical and clinical testing and to package, label, store and distribute our investigational product candidates; our ability and the potential to successfully manufacture and supply our product candidates for clinical trials and for commercial use, if approved; potential business disruptions affecting drug discovery, our preclinical studies or the initiation, patient enrollment, development and operation of our clinical trials, including those related to the COVID-19 pandemic; the sufficiency of our backup to our master cell banks; expectations regarding our collaboration agreement with Genzyme Corporation, a wholly owned subsidiary of Sanofi (Sanofi), including all financial aspects of the collaboration, the potential benefits and results of the collaboration, and the anticipated closing of the collaboration, as well as plans and objectives with respect to the collaboration; future strategic arrangements and/or collaborations and the potential benefits of such arrangements; our expectations regarding the impact of the COVID-19 pandemic on our business; our anticipated use of our existing resources; our estimates regarding expenses, future revenue, capital requirements and needs for additional financing and our ability to obtain additional capital; the sufficiency of our existing cash and investments to fund our future operating expenses and capital expenditure requirements; our ability to retain the continued service of our key personnel and to identify, hire and retain additional qualified professionals; the implementation of our business model, strategic plans for our business and product candidates; the scope of protection we are able to establish and maintain for intellectual property rights, including our IgM platform, product candidates and discovery programs; our ability to contract with third-party suppliers and manufacturers and their ability to perform adequately; the pricing, coverage and reimbursement of our product candidates, if approved; developments relating to our competitors and our industry, including competing product candidates and therapies; and the ability of our clinical trials to demonstrate the safety and efficacy of our product candidates, and other positive results.

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

PART I

Item 1. Business.

Overview

We are a clinical-stage biotechnology company pioneering the development of IgM antibodies for the treatment of cancer, infectious diseases, and autoimmune and inflammatory diseases. IgM antibodies have inherent properties that we believe may enable them to bind more strongly to targets on the surface of cells than comparable IgG antibodies. We have created a proprietary IgM antibody technology platform that we believe is particularly well suited for developing T cell engagers, receptor cross-linking agonists, targeted cytokines, and target neutralizers. Our product candidates currently in clinical testing include:

•
IGM-2323: A bispecific T cell engaging IgM antibody targeting CD20 and CD3 proteins currently in a Phase 2 clinical trial for the treatment of relapsed/refractory B cell non-Hodgkin’s lymphoma (NHL) patients.
•
IGM-8444: An IgM antibody targeting Death Receptor 5 (DR5) proteins, which may prove to be useful for the treatment of patients with solid and hematologic malignancies, currently in a Phase 1 clinical trial for the treatment of solid cancers.

Our oncology pipeline also includes IGM-7354, an anti-PD-L1 IgM antibody that targets the delivery of interleukin-15 (IL-15) cytokines to the area of PD-L1 expressing cells for the treatment of patients with solid and hematologic malignancies; IGM-2644, a bispecific T cell engaging IgM antibody targeting CD38 and CD3 proteins for the treatment of patients with multiple myeloma; and IGM-2537, a bispecific T cell engaging IgM antibody targeting CD123 and CD3 proteins for the treatment of patients with Acute Myeloid Leukemia (AML), Myelodysplastic Syndromes (MDS) and Acute Lymphoblastic Leukemia (ALL).

We believe that we have the most advanced research and development program focused on therapeutic IgM antibodies. We have created a portfolio of patents and patent applications, know-how and trade secrets directed to our platform technology, product candidates and manufacturing capabilities, and we retain worldwide commercial rights to all of our product candidates and the intellectual property related thereto.

Our Differentiated Approach and Proprietary Platform

Immunoglobulin G (IgG) and Immunoglobulin M (IgM) are classes of antibodies that are naturally produced by the human immune system and are distinguishable by their structural properties.

Structural Comparison of IgG and IgM Antibodies

We are developing IgM antibodies that have properties which we believe may enable them to bind more strongly to targets than comparable IgG antibodies in many therapeutic applications. IgM antibodies have 10 binding domains compared to 2 for IgG antibodies, which results in far greater binding power to a target.

Over the past 40 years, the biotechnology industry’s development of antibodies has yielded effective therapeutic drugs for the treatment of patients with a variety of diseases including cancer and autoimmune diseases. The vast majority of the antibodies approved for treatment and commercial sale are members of the IgG class or fragments thereof. We are pioneering the development of new therapies based on the IgM class of antibodies. We believe our IgM antibodies could have therapeutic applications across a wide range of diseases, including cancer, infectious diseases and autoimmune and inflammatory diseases.

There are two measures of target binding strength that are generally used in connection with antibodies:

▪
Affinity—the binding strength of each individual binding domain of the antibody bound to the target; and
▪
Avidity—the combined binding strength of all of the binding domains of the antibody bound to the target.

The greater number of binding domains of an IgM antibody results in far greater avidity to a cell surface or virus as compared with an IgG antibody with the same affinity per binding domain. The greater number of binding domains also allows IgM antibodies to bind more cell surface or viral targets in close proximity with a single antibody. The inherent biological advantages of IgM antibodies may enable:

▪
Stronger binding to cell surface targets, including those with low expression levels, which may result in better and more complete targeting of cells;
▪
Stronger binding to viral targets, which may result in more potent neutralization of viruses;
▪
Stronger binding to difficult targets, such as tumor associated carbohydrates and glycosylated proteins, which has the potential to expand the range of addressable targets;
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

Our Antibodies

We created our IgM platform to expand upon the inherent properties of IgM antibodies and to allow for the rapid development of engineered therapeutic antibodies. Significantly, our IgM platform allows us to create IgM antibodies with higher affinity and avidity than naturally occurring IgM antibodies.

Our platform also provides us the ability to develop engineered IgM antibodies against various targets which enables the creation of a broad and differentiated product pipeline. Our initial efforts are focused on four broad applications of IgM antibodies:

T cell Engagers

We have been able to utilize the natural features of IgM antibodies to create unique and patent protected bispecific T cell engagers, which we believe may have the potential to kill cancer cells through T cell directed cellular cytotoxicity (TDCC) and CDC while maintaining a favorable tolerability profile. Bispecific T cell engagers, including CD20 x CD3, CD123 x CD3, CD38 x CD3 and solid tumor target x CD3, are designed to simultaneously target a desired tumor associated antigen on a cancer cell and CD3 (a protein that is expressed on the surface of T cells) and redirect the T cells to kill the cancer cells, a form of TDCC. In contrast to other bispecific antibody formats that bind to one or two target molecules on the surface of the cancer cell and to one CD3 molecule on the surface of the T cell, our IgM bispecific format provides 10 binding domains to the cancer cell and one binding domain to CD3. We believe that our IgM bispecific antibodies may successfully bind to cancer cells for longer periods and with more avidity compared to IgG bispecific antibodies, which may prove to be particularly advantageous for those cancer cells that express relatively lower amounts of the targeted protein on their surface.

Receptor Cross-linking Agonists

We are also using our IgM platform to develop IgM antibodies that bind to members of the Tumor Necrosis Factor receptor Superfamily (TNFrSF). Members of the TNFrSF must be bound in clusters of at least three in order to send a strong biological signal to the cell. This family includes targets that will cause the death of cancer cells, such as DR5, and targets that will cause the proliferation of T cells.

There have been multiple attempts to create IgG based therapeutic antibodies directed at DR5 and other members of the TNFrSF. However, since IgG antibodies naturally bind only two cell surface proteins, their bivalent nature inherently limits their signaling efficacy. In contrast, we are utilizing the 10 binding domains of IgM antibodies to more efficiently cross-link these molecules on the cell surface. In multiple in vitro cell studies, we have observed that IgM antibodies have much greater potency than IgG antibodies with the same binding domains.

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

We believe that our IgM platform has certain inherent advantages for this application. Importantly, we believe that the high avidity and long-lasting binding of our IgM antibodies may help to effectively position the cytokine for delivery to a target cell for an extended period. We also believe that the high avidity of the IgM antibodies may allow targeted cytokine delivery to cells that have relatively low density of the surface target.

Target Neutralizer

We are also applying our IgM platform to infectious diseases as we believe the high avidity of IgM antibodies may provide improved virus neutralization and reduce antibody evasion. For COVID-19, our initial development focus in infectious diseases, we have observed in multiple in vitro and in vivo studies that IgM antibodies achieve more potent neutralization of SARS-CoV-2 compared to IgG antibodies with the same binding domains. We have also observed using in vitro and in vivo studies that IgM antibodies retain potency against most variants of concern and other receptor-binding domain mutants. Our engineered IgM antibody, IGM-6268, is currently in two Phase 1 clinical trials for the treatment and prevention of COVID-19, and we are also evaluating alternative product candidates that target SARS-CoV-2.

Our Pipeline

The following table highlights our oncology clinical and preclinical programs:

IGM-2323: CD20 x CD3 Bispecific IgM Antibody

Our first clinical-stage product candidate, IGM-2323, is a CD20 x CD3 bispecific IgM antibody designed to treat patients with B cell NHL and other B cell malignancies. CD20 is a protein that is frequently expressed on the surface of malignant B cells, while CD3 is a protein that is expressed on the surface of T cells and is an essential activating molecule of the T cell. IGM-2323 has 10 binding domains to CD20 and a single binding domain to CD3 (specifically CD3ɛ). In addition, IGM-2323 contains a human serum albumin molecule attached to the Joining chain (J chain) to enhance its pharmacokinetic properties. The J chain naturally occurs in IgM antibodies and joins the IgM subunits into pentameric antibodies.

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

We are developing IGM-2323 as a treatment for patients diagnosed with CD20-expressing malignancies. In November 2021, we announced plans to initiate two phase 2 study arms of IGM-2323 for the treatment of relapsed/refractory B cell NHL patients. In these multi-center open label study arms, we are assessing the safety and efficacy of two doses of IGM-2323, 100 mg and 300 mg, in patients with diffuse large B-cell lymphoma in one study arm and in follicular lymphoma in another study arm. We expect to announce initial data from these phase 2 study arms in 2022. Additional combination studies adding IGM-2323 to standard of care regimens in earlier lines of treatment may also be developed.

IGM-8444: Death Receptor 5 Agonist IgM Antibody

Our second clinical-stage product candidate, IGM-8444, is an IgM antibody targeting DR5 for the treatment of patients with solid and hematologic malignancies. DR5 is a member of the TNFrSF and is often expressed on the surface of cancer cells. Similar to other members of the TNFrSF, strong signaling to effect a biological response requires that three or more DR5 receptor proteins be cross-linked together on the surface of a cancer cell through the binding of either the natural DR5 ligand (TRAIL) or an antibody or other therapeutic drug that can efficiently cross-link the DR5 receptors. Binding and cross-linking of DR5 receptors sends a signal to the cancer cell to induce programmed death of cancer cells, also known as apoptosis.

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

We are developing IGM-8444 as a treatment for patients with solid and hematologic malignancies. In November 2021, we announced the successful completion of the monotherapy dose escalation cohort of our Phase 1 study of IGM-8444. Studies of IGM-8444 dosed every two weeks as monotherapy and IGM-8444 in combination with FOLFIRI, IGM-8444 in combination with birinapant and IGM-8444 in combination with venetoclax remain ongoing. In these multicenter, open-label, dose-escalation and expansion Phase 1 clinical trials, we are studying IGM-8444 intravenously administered in patients with relapsed and/or refractory solid cancers liquid tumors. The key objectives of these trials are to provide an initial assessment of the pharmacokinetics, safety, biomarkers and preliminary efficacy of IGM-8444 both as a single agent and in combination with standard of care chemotherapy and other agents. We expect to announce initial Phase 1 data from these studies in 2022.

Additional Pipeline Candidates

Our oncology pipeline also includes:

•
IGM-7354, an anti-PD-L1 IgM antibody delivering interleukin-15 (IL-15) cytokines to PD-L1 expressing cells for the treatment of patients with solid and hematologic malignancies. In nature, IL-15 stimulates T cells and NK cells to proliferate and maintain their long-term survival. Our IgM platform allows us to attach IL-15 to the J chain of a targeting IgM antibody. We believe that this targeted delivery system for IL-15 may lead to the proliferation of T cells and NK cells in the tumor microenvironment and immune tissues targeted by the IgM antibody. We expect to file an IND for IGM-7354 in 2022.

•
IGM-2644, a bispecific T cell engaging IgM antibody that targets CD38 and CD3 proteins simultaneously and is being developed for the treatment of patients with multiple myeloma. CD38 is a protein that is frequently and highly expressed on the surface of multiple myeloma cells (a plasma cell cancer), while CD3 is a protein that is expressed on the surface of T cells and is an essential activating molecule required to induce T cell mediated-cytotoxicity. We believe that IGM-2644 with its 10 binding units for CD38 may bind to CD38 expressing cancer cells stronger (higher avidity) compared to an IgG bispecific antibody with only one binding unit for CD38. This may enhance efficacy in patients that develop resistance to anti-CD38 IgG antibodies due to downregulation of CD38. In addition to T cell mediated-cytotoxicity, IGM-2644 also has complement mediated cytotoxicity which may induce cancer cell death in the absence of T cells. We expect to file an IND for IGM-2644 in 2022.
•
IGM-2537, a bispecific T cell engaging IgM antibody targeting CD123 and CD3 proteins simultaneously and is being developed for the treatment of patients with CD123-expressing malignancies such as AML, MDS and ALL. CD123 is the interleukin-3 (IL-3) receptor alpha chain and is frequently over-expressed on the surface of leukemic blasts as well as leukemic stem cells. CD3 is a protein that is expressed on the surface of T cells and is an essential T cell activating molecule required to induce T cell-mediated cytotoxicity. We believe that IGM-2537 with its 10 binding units for CD123 may provide stronger binding to CD123 expressing cancer cells with more avidity compared to an IgG bispecific antibody with only one binding unit for CD123. In preclinical studies IGM-2537 demonstrated potent T cell-mediated cytotoxicity against leukemia cells but less cytokine release compared to a bispecific IgG. These properties may provide a therapy with a better safety and efficacy profile for the treatment of patients with these hematologic malignancies. We expect to file an IND for IGM-2537 in 2023.

Third-Party Agreements

We enter into arrangements to in-license research and development technology rights with third parties relating to our clinical and pre-clinical programs and product candidates. These arrangements may include non-refundable, upfront payments, payments for options to acquire additional rights relating to our product candidates, as well as contingent obligations for potential development, regulatory and commercial performance milestone payments, and royalty payments. Our obligation to make payments for contingent obligations is contingent upon the respective milestones being achieved as well as our continued involvement in the programs and/or the lack of any adverse events which could cause the discontinuance of the programs. The activities under these license agreements are performed with no guarantee of either technological or commercial success.

Sanofi Collaboration and License Agreement

On March 28, 2022, we entered into a Collaboration and License Agreement (Collaboration Agreement) with Genzyme Corporation, a wholly owned subsidiary of Sanofi (Sanofi), pursuant to which we will collaborate with Sanofi to generate, develop, manufacture and commercialize IgM antibodies directed to six primary targets, three of which are intended as oncology targets and three of which are intended as immunology targets (Collaboration Targets). The consummation of the Collaboration Agreement is subject to customary closing conditions, including obtaining any necessary consents and approvals following review by the appropriate regulatory agencies under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended.

Upfront Payment

Sanofi will be obligated to pay us a $150.0 million upfront payment following consummation of the Collaboration Agreement.

Milestone Payments

We will have the right to receive up to $940.0 million in aggregate development and regulatory milestones for each oncology Collaboration Target and up to $1,065.0 million in aggregate development, regulatory and commercialization milestones for each immunology Collaboration Target.

Profit Share and Royalties

For licensed products directed to oncology Collaboration Targets, unless we exercise our opt-out right described below, we and Sanofi will equally share profits and losses from commercialization of those licensed products in the United States, France, Germany, Italy, Spain, the United Kingdom, and Japan, on a licensed product-by-licensed product and country-by-country basis for the commercial life of the applicable licensed product, subject to certain exceptions. In all other countries, we will have the right to receive tiered royalties on net sales of licensed products directed to oncology Collaboration Targets that are in the low double-digit to mid-teen percentages, subject to certain reductions and offsets.

For licensed products directed to immunology Collaboration Targets, we will have the right to receive tiered royalties on global net sales of those licensed products that are in the high single-digit to low-teen percentages, subject to certain reductions and offsets.

Our right to receive royalties on net sales of licensed products will continue on a licensed product-by-licensed product and country-by-country basis until the latest to occur of: (i) the expiration of the last valid claim covering such licensed product, (ii) expiration of regulatory exclusivity for such licensed product, and (iii) a specified period of time after the first commercial sale of such licensed product, subject to certain exceptions.

Research, Development, and Commercialization

For each oncology Collaboration Target program, we will be responsible for conducting research and development activities through receipt of the first marketing approval from the Food and Drug Administration (FDA) or European Medicines Agency (EMA), whichever occurs first, for a licensed product directed to such Collaboration Target. We will solely bear the costs we incur for conducting those research and development activities. After receipt of the first marketing approval of a licensed product directed to an oncology Collaboration Target by the FDA or EMA, Sanofi will be responsible for conducting all future development and commercialization activities for such Collaboration Target and all development expenses for licensed products directed to such Collaboration Target will be shared equally by the parties, except that Sanofi will solely bear the costs it incurs in conducting the first two pivotal studies following the receipt of such first marketing approval.

For each immunology Collaboration Target program, we will be responsible for conducting research and development activities through the completion of the first Phase 1 clinical trials for up to two candidates directed to each immunology Collaboration Target, after which Sanofi will be responsible for conducting all future development and commercialization activities related to each such Collaboration Target. We and Sanofi will bear their own costs in conducting those activities.

For certain cases during a limited period of time, Sanofi will have a one-time right to substitute each of the initial Collaboration Targets, and following any such substitution, the Collaboration Agreement will be automatically terminated with respect to such replaced initial Collaboration Target.

Manufacturing

We will be responsible for manufacture of all preclinical materials for the research activities for each Collaboration Target and drug substance for clinical supply for each Collaboration Target program, until we transfer manufacturing responsibilities to Sanofi for each licensed product. Sanofi will be responsible for manufacturing all commercial manufacturing activities and for clinical supply for each Collaboration Target program, after we transfer manufacturing responsibilities to Sanofi for each licensed product.

Opt-Out and Step-In Rights

For each development program directed to an oncology Collaboration Target, subject to certain limitations in the period prior to and after the anticipated launch date, we have the right to opt-out of the entirety of our obligations to conduct development activities for the applicable licensed product, and our right to share in the profits and obligation to share in the losses, with respect to the commercialization and further development of licensed products directed to such oncology Collaboration Target (excluding specified ongoing development activities and costs) by providing a specified amount of notice to Sanofi any time after delivery of a milestone data package from the first Phase 1 clinical trial for a licensed product directed to such oncology Collaboration Target. In the case of any such opt-out, instead of sharing in the profits and losses for licensed products directed to the applicable oncology Collaboration Target with respect to the major market countries and the milestone payments for such oncology Collaboration Target, each as described above, we will have the right to receive tiered royalties on net sales of licensed products directed to such oncology Collaboration Target accruing after the effective date of such opt-out and adjusted development, regulatory and commercialization milestone payments for milestone events achieved by such licensed products, in each case, that will be determined based on the stage of development of such oncology Collaboration Target program at the time such opt-out occurs.

In certain limited circumstances, including events based on our material uncured breach of the Collaboration Agreement and certain change of control scenarios, Sanofi will have the right to step-in to assume the conduct of our applicable collaboration activities for the applicable Collaboration Target(s) and/or licensed product(s). In the event that Sanofi exercises its step-in right, we will be deemed to have opted-out of the applicable Collaboration Targets.

Exclusivity

We will grant to Sanofi, on a Collaboration Target-by-Collaboration Target basis, an exclusive license under certain intellectual property rights controlled by us to, among other things, conduct certain confirmatory and other research activities regarding potential candidates directed to such target in accordance with an agreed upon research plan and to develop and commercialize such licensed products worldwide for all uses. For a specified period of time, on a Collaboration Target-by-Collaboration Target basis, neither we nor Sanofi will be permitted to develop, commercialize, or manufacture for clinical or commercial uses outside of the Collaboration Agreement, certain IgM antibodies that are directed to such Collaboration Target and labeled, or under development to be labeled for, oncology (in the case that such Collaboration Target is an oncology Collaboration Target) or immunology (in the case that such Collaboration Target is an immunology Collaboration Target), in each case, subject to certain exceptions. Further, during the term of the Collaboration Agreement, on a Collaboration Target-by-Collaboration Target basis, we will not be permitted to research, develop, commercialize, or manufacture outside of the Collaboration Agreement, target-binding molecules that are the same as, or a close homolog of, the target-binding sequences of licensed compounds directed to such Collaboration Target.

Expiration and Termination

Unless sooner terminated by either party pursuant to its terms, the Collaboration Agreement will continue in effect on a licensed product-by-licensed product and country-by-country basis until the expiration of the applicable profit and loss share term or royalty term, as the case may be. Upon the expiration (but not termination) of the Collaboration Agreement, Sanofi’s licenses to our intellectual property for such licensed product in such country will continue on a royalty-free and non-exclusive basis.

Each party will have the right to terminate the Collaboration Agreement in its entirety, or on a licensed product-by-licensed product or country-by-country basis, as applicable, for an uncured material breach of the Collaboration Agreement by the other party. Each party will have the right to terminate the Collaboration Agreement in its entirety, or on a Collaboration Target-by-Collaboration Target basis or licensed product-by-licensed product basis, as applicable, if such party’s safety review committee recommends cessation of development or commercialization of applicable licensed products due to a material safety event. Sanofi will have the right to terminate the Collaboration Agreement in its entirety, on an oncology Collaboration Target-by-oncology Collaboration Target basis, an immunology Collaboration Target construct-by-immunology Collaboration Target construct basis or country-by-country basis, as applicable, with or without cause, upon specified prior notice. Each party will have the right to terminate the Collaboration Agreement in its entirety for the other party’s bankruptcy or other similar financial distress as well as a right to terminate in certain other circumstances.

Medivir Agreement

In January 2021, we entered into an exclusive license agreement with Medivir AB (Medivir) through which we received global, exclusive development and commercialization rights for birinapant, a clinical-stage Second Mitochondrial-derived Activator of Caspases (SMAC) mimetic. Under the terms of the agreement, we made an upfront payment of $1.0 million upon signing the agreement, and made an additional $1.5 million payment in November 2021 due to our initiation of a Phase 1 clinical study of IGM-8444 in combination with birinapant. Under the terms of the agreement, should birinapant be successfully developed and approved, we are obligated to make milestone payments up to a total of approximately $348.5 million, plus tiered royalties from the mid-single digits up to mid-teens on net sales.

Manufacturing and Supply

In 2021, we completed construction and began to operate a good manufacturing practice (cGMP) manufacturing facility for the manufacture of clinical trial drug materials; however, we expect to continue to rely for some time on third parties for the manufacture of some of our current and future product candidates. We expect to continue to manufacture clinical materials for our clinical-stage product candidates at outside partners for some extended period of time. We also rely, and expect to continue to rely, on third parties to package, label, store and distribute our investigational product candidates.

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

To date, we have obtained bulk drug substance (BDS) for our clinical-stage product candidates from single-source third-party contract manufacturers. While any reduction or halt in supply of BDS from these contract manufacturers could limit our ability to develop our product candidates until replacement contract manufacturers are found and qualified, we believe that we have sufficient BDS to support our current clinical trial programs. Filling and finishing of the BDS for our clinical-stage product candidates has been completed at another third-party contract manufacturer.

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

With respect to our lead product candidate, IGM-2323, we are aware of other companies with competing clinical stage therapeutics that target CD20 that include, but are not limited to, Genmab, Regeneron, Roche/Genentech, and Xencor/Janssen.

With respect to our second product candidate, IGM-8444, we are aware of other companies with competing clinical stage therapeutics that target DR5 that include, but are not limited to, AbbVie, Beijing Sunbio Biotech, Boehringer Ingelheim, Clover Biopharmaceuticals, Daiichi Sankyo, and InhibRx.

With respect to IGM-7354, we are aware of other companies with competing clinical stage therapeutics that utilize targeted and untargeted IL-15 that include, but are not limited to, ImmunityBio, Kadmon/Sanofi, Nektar, Roche/Genentech, SOTIO Biotech and Xencor.

With respect to IGM-2644, we are aware of other companies with competing products or product candidates that target CD38 that include, but are not limited to, Genmab, Ichnos Sciences, I-Mab, Janssen, MorphoSys, Sanofi, and Xencor.

With respect to IGM-2537, we are aware of other companies with competing products or product candidates that target CD123 that include, but are not limited to, Aptevo Therapeutics, Immunogen, Johnson & Johnson, Macrogenics, Menarini Group, Sanofi, and Xencor.

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

Platform Technologies

As of December 31, 2021, our patent portfolio related to our platform technologies includes eleven patent families and includes issued U.S. and international patents directed to our modified J chain technology. The platform portfolio includes 26 granted patents, two allowed applications, 69 pending applications in active prosecution in 15 countries or regions, and three pending Patent Cooperation Treaty (PCT) applications. These patent families are projected to expire between 2034 and 2041, absent any patent term adjustments or extensions. We wholly own the rights to these patent families. Summaries of relevant published patent families are provided below.

The “Modified J Chain” family includes disclosure and claims related to IgM, IgA, and hybrid multimeric antibodies that include a J chain, where the J chain has been modified to include a binding moiety, e.g., an antibody or antibody fragment, or any other protein or non-protein moiety that can bind to a cognate binding partner (including antibody drug conjugates). The application family also includes disclosure and claims related to methods of making and using multimeric antibody molecules comprising a modified J chain, e.g., bispecific IgM antibodies. This patent family has a projected expiration date of April 2, 2035, absent any patent term adjustments or extensions. The Modified J Chain patent family includes granted patents in the United States (three patents), Australia, China, Europe (two patents, both validated in Austria, Belgium, Switzerland, Germany, Denmark, Spain, Finland, France, Hong Kong, Hungary, Ireland, Italy, Luxembourg, the Netherlands, Norway, Poland, Portugal, Sweden, Slovenia, and the United Kingdom, one additionally validated in Czech Republic and Turkey), Israel, India, Japan, Mexico, Singapore, and South Africa and is allowed in South Korea and Russia. As of December 31, 2021, the patent family also includes pending patent applications in the United States, Australia, Brazil, Canada, China, Europe, Israel, Japan, Mexico, New Zealand, Russia, Singapore, and South Africa. The granted U.S., European, and Chinese claims are directed to IgM antibodies (in the first United States patent); IgM, IgA and hybrid antibodies (in Australia, Europe, Japan, Mexico, Singapore, Israel, India, and in the second United States patents); and polymeric antibodies (in the third United States patent) comprising a modified J chain with a binding moiety fused or chemically conjugated to selected regions of the J chain. Related claims are being prosecuted in the pending applications.

Two later-filed patent families are related to our “Modified J Chain” family. These two patent families both have a projected expiration date of September 30, 2036, absent any patent term adjustments or extensions. Patent applications in the first of these two families includes disclosure and claims related to multimeric antibodies (e.g., IgM, IgA, or hybrid multimeric antibodies) that include a modified J chain, where the modified J chain includes a binding moiety that modulates a T cell inhibitory pathway, e.g., CTLA4, PD-1, TIM3, LAG3, BTLA, VISTA or TIGIT. This family includes a granted patent in Europe (validated in Belgium, Denmark, Finland, France, Germany, Ireland, Italy, Luxembourg, the Netherlands, Norway, Spain, Sweden, Switzerland, and the United Kingdom). Patent applications in this family are pending in the United States, China, and Japan. Patent applications in the second of these two families includes disclosure and claims related to multimeric antibodies (e.g., IgM, IgA or hybrid multimeric antibodies) that include a modified J chain, where the modified J chain includes a moiety that affects adsorption, distribution, metabolism, and/or excretion (ADME) of the multimeric antibody. Exemplary moiety types include, but are not limited to, proteins that increase antibody serum half-life, proteins that affect receptor-mediated transcytosis, and proteins that increase retention of the multimeric antibody in an extravascular space. This patent family also supports product claims covering IGM-2323 (see below). Patents with claims covering IGM-2323 are granted in the United States and Australia. Patent applications in this family are pending in the United States, Australia, Canada, China, Europe, and Japan.

Our platform technology portfolio also includes a patent family with disclosure and claims related to J chain and IgM Fc mutations that inhibit binding of IgM to certain multimeric Ig receptors including the Fcαµ receptor, the Fcµ

receptor, and the polymeric Ig receptor. The claims are related to IgM and IgM-derived antibodies that include these mutations, and have substantially increased serum half-lives relative to wild type IgM antibodies. The patent applications in this family have a projected expiration date of March 1, 2039, absent any patent term adjustments or extensions. This family includes a granted patent in the United States. The family includes pending applications in the United States, Australia, Brazil, Canada, China, Europe, Israel, India, Japan, South Korea, Mexico, New Zealand, and Singapore.

Our platform technology portfolio also includes a patent family that includes disclosure and claims related to IgM antibody Fc modifications that affect the ability of the IgM antibody to trigger complement-dependent cytotoxicity (CDC). Patent applications in this family disclose and claim single and combined human IgM Fc amino acid substitutions that reduce and/or completely inhibit IgM’s typical CDC activity. Applications in this patent family have a projected expiration date of April 6, 2038, absent any patent term adjustments or extensions. Patent applications in this family are pending in the United States, Australia, Canada, China, Europe, Israel, India, Japan, South Korea, Mexico, New Zealand, and Singapore.

Our platform technology portfolio includes a patent family that includes disclosure and claims related to multimeric molecules with non-antibody moieties on an IgM- or an IgA-based scaffold. For example, applications in this patent family cover IgM or IgA based fusion proteins that include, e.g., ligands, soluble portions of receptors, or cytokines. An exemplary molecule includes an IgM-based scaffold where the IgM heavy chain constant regions are fused to a soluble portion of PD-L1. Applications in this patent family have a projected expiration date of October 23, 2039, absent any patent term adjustments or extensions. Patent applications in this family are pending in the United States, Australia, Canada, China, Europe, Israel, India, Japan, South Korea, Mexico, New Zealand, and Singapore.

Our platform technology portfolio also includes an international patent application, filed under that PCT that discloses and claims highly sialylated multimeric binding molecules and methods of making the same. Patents granting from national stage applications filed from this PCT application will have a projected expiration date of January 5, 2041, absent any patent term adjustments or extensions. The PCT application is in the international stage and will enter national stage prosecution on or before July 6, 2022 or August 6, 2022, depending on the jurisdiction.

Our platform technology portfolio also includes an international patent application, filed under that PCT that discloses and claims multimeric IgM antibodies comprising modifications that reduce asparagine-linked glycosylation. Patents granting from national stage applications filed from this PCT application will have a projected expiration date of August 21, 2040, absent any patent term adjustments or extensions. The PCT application is in the international stage and will enter national stage prosecution on or before February 23, 2022 or March 23, 2022, depending on the jurisdiction.

Our platform technology portfolio also includes an international patent application, filed under that PCT that discloses and claims multimeric antibodies with enhanced selectivity for cells with high target density. Patents granting from national stage applications filed from this PCT application will have a projected expiration date of September 18, 2040, absent any patent term adjustments or extensions. The PCT application is in the international stage and will enter national stage prosecution on or before March 19, 2022 or April 19, 2022, depending on the jurisdiction.

We also own two patent families that include disclosure and claims related to multispecific IgM and IgA antibodies, respectively, where the multispecificity of the assembled IgM or IgA binding domains is created through knobs into holes or salt bridge modifications of the IgM or IgA heavy chain and/or light chain constant regions. The multispecific IgM patent family is titled “Constant Chain Modified Bispecific, Penta- and Hexavalent IgM Antibodies,” and is projected to expire on September 4, 2034, absent any patent term adjustments or extensions. This family includes granted patents, in the United States, Australia, China, Europe (validated in Belgium, Denmark, Finland, France, Germany, Ireland, Luxembourg, the Netherlands, Norway, Sweden, Switzerland, and the United Kingdom), Japan, and South Korea with claims related to bispecific IgM antibodies with specific heavy and light chain mutations to facilitate formation of bispecific binding regions. Related patent applications are pending in Brazil, Canada, and India. The multispecific IgA patent family is titled “IgA Multi-specific Binding Molecules,” and is projected to expire on February 10, 2035, absent any patent term adjustments or extensions. The family includes granted patents in the United States, Australia, and Europe (validated in Belgium, Denmark, Finland, France, Germany, Hong Kong, Ireland, Luxembourg, the Netherlands, Norway, Sweden, Switzerland, and the United Kingdom). Patent applications in this patent family are pending in Brazil, Canada, India, and South Korea.

Product Candidates and Discovery Pipeline

Our product candidates and discovery pipeline patent portfolio includes 34 patent families (27 families are wholly owned, one family is jointly owned, and six families are licensed, five exclusively; one family in common with the platform portfolio) including claims directed to our product candidates. These include three patent families with claims directed to IGM-2323 (two published); and three patent families with claims directed to our DR5 IgM antibody product candidates, including IGM-8444. Our wholly owned product and discovery pipeline portfolio also includes a granted U.S. patent with claims directed to IgM antibody superagonists specific for TNFrSF targets. As of December 31, 2021, our product and discovery pipeline portfolio includes 79 granted patents (25 wholly owned and 54 exclusively licensed), 90 applications in active prosecution (86 wholly owned and 4 exclusively licensed) in 15 countries or regions, one allowed application (wholly owned), eight pending PCT applications (five published; six wholly owned and two licensed) and 14 unpublished pending U.S. provisional applications covering eight families (nine wholly owned and five jointly owned). These patent families are projected to expire between 2036 and 2042, absent any patent term adjustments or extensions. We wholly own the rights to these patent families. Summaries of published patent families relevant to our product candidates and our discovery pipeline are provided below.

Two wholly owned published patent families with claims directed to IGM-2323 have projected expiration dates of March 4, 2036, and September 30, 2036, respectively, absent any patent term adjustments or extensions. The first patent family includes claims directed to multimeric antibodies, e.g., IgM and IgA antibodies, that include the IGM-2323 CD20 antigen binding domains and methods of treating cancer patients with such antibodies. This patent family further discloses antibodies that include a modified J chain, where the modified J chain includes an antigen-binding domain specific for CD3-epsilon. This patent family includes claims that encompass the IGM-2323 composition, as well as methods of making and using the same. Patents with claims that cover IGM-2323 are granted in the United States, Australia, Europe (validated in Austria, Belgium, Czech Republic, Denmark, Finland, France, Germany, Greece, Hong Kong, Hungary, Iceland, Ireland, Italy, Luxembourg, the Netherlands, Norway, Poland, Portugal, Slovenia, Spain, Sweden, Switzerland & Liechtenstein, Turkey, and the United Kingdom), Japan, and Singapore, and a patent application is allowed in South Korea. Patent applications in this family are pending in the United States, Australia, Brazil, Canada, China, Europe, India, Israel, Japan, New Zealand, and Singapore. The second family (the “ADME” family referred to above under platform applications), includes claims directed to multimeric, e.g., IgM and IgA antibodies, that include the IGM-2323 CD20 antigen binding domains and a modified J chain, where the modified J chain is fused to an antigen-binding domain specific for CD3-epsilon and also to human serum albumin (HSA). The application family also includes claims to methods of making and using the claimed antibodies. Patents with claims covering IGM-2323 are granted in the United States and Australia. Patent applications in this family are pending in the United States, Australia, Canada, China, Europe, and Japan.

Our patent portfolio also includes 10 patent families owned by us directed to our TNFrSF superagonist technology and product candidates. The first patent family includes disclosure and claims directed to multimeric superagonist antibodies that bind to any TNFrSF target. This family also includes disclosure and claims directed multimeric superagonist antibodies that bind to DR5 that relate to our DR5 IgM antibody product candidates. The application family, which we wholly own, has a projected expiration date of January 20, 2036, absent any patent term adjustments or extensions, and includes two granted U.S. patents, as well as granted patents in Europe (validated in Austria, Belgium, Czech Republic, Denmark, Finland, France, Germany, Hong Kong, Hungary, Iceland, Ireland, Italy, Luxembourg, the Netherlands, Norway, Poland, Portugal, Slovenia, Spain, Sweden, Switzerland & Liechtenstein, Turkey, and the United Kingdom), Australia, Israel, and Singapore. The claims in the first granted US patent as well as the Australian patent are generically directed to IgM-based TNFrSF superagonists and their use in treating cancer patients. The European and Israeli patents contain similar claims, as well as claims that relate to our DR5 IgM product candidates, including IGM-8444. The claims in the second granted U.S. Patent and the granted patent in Singapore are directed to DR5 IgM product candidates, including IGM-8444. The patent family is also pending in Australia, Canada, China, Europe, India, Israel, Japan, South Korea, New Zealand, United States, and Singapore, with claims relating broadly to TNFrSF superagonists and also to DR5 superagonists.

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

Our patent portfolio includes a wholly owned patent family directed to combination cancer therapies that include a DR5 superagonist antibody, e.g., our DR5 IgM antibody product candidates, including IGM-8444, in combination with a chemotherapeutic agent, e.g., irinotecan, gemcitabine, or Venetoclax. Patent applications in this family are pending in the United States, Australia, Canada, China, Europe, Japan, and South Korea. This family has a projected expiration date of February 25, 2039, absent any patent term adjustments or extensions.

Our patent portfolio also includes a wholly owned international patent application, filed under that PCT that is directed to combination cancer therapies that include a DR5 superagonist antibody, e.g., our DR5 IgM antibody product candidates, including IGM-8444, in combination with a cancer therapy, e.g., birinapant, oxaliplatin, carboplatin, paclitaxel, or radiation. National stage patents filed from this PCT application with have a projected expiration date of May 12, 2041, absent any patent term adjustments or extensions. The PCT application is in the international stage and will enter national stage prosecution on or before November 12, 2022 or December 12, 2022, depending on the jurisdiction.

Our patent portfolio also includes three patent families exclusively licensed from Medivir AB that are related to small molecule SMAC mimetics, e.g., birinapant. The projected expiration dates of the first, second, and third families are July 15, 2025, February 27, 2026, and June 25, 2030, respectively, absent any patent term adjustments or extensions. The first patent family includes three granted U.S. patents, as well as granted patents in Europe (validated in France, Germany, Italy, Spain, and the United Kingdom), Australia, Canada, Japan, and Mexico. The second patent family includes six granted U.S. patents, as well as granted patents in Europe (validated in Austria, Belgium, Switzerland, Germany, Denmark, Spain, Finland, France, Hong Kong, Hungary, Ireland, Italy, the Netherlands, Sweden, and the United Kingdom), Australia, Canada, China, Eurasia (validated in Russia), Israel, India, Japan, South Korea, Mexico, Singapore, and South Africa. The third patent family includes claims directed to the chemical species of birinapant and includes six granted U.S. patents, as well as granted patents in Europe (validated in Austria, Belgium, Switzerland, Germany, Denmark, Spain, Finland, France, Hong Kong, Hungary, Ireland, Italy, the Netherlands, Sweden, and the United Kingdom), Australia, Canada, Chile, China, Columbia, Eurasia (validated in Russia), Israel, India, Japan, South Korea, Mexico, Malaysia, New Zealand, Peru, the Philippines, Taiwan, Ukraine, and South Africa. Patent applications in the third family are pending in the United States, Brazil, Thailand, and Vietnam.

Our patent portfolio also includes three patent families (two published) related to IGM-7354, our IL-15 x PD-L1 bispecific IgM antibody. The first patent family is directed to the identification and characterization of novel PD-L1 antibodies. This application family, titled “Anti-PD-L1 Antibodies,” has a projected expiration date of May 9, 2037, absent any patent term adjustments or extensions and includes granted patents in the United States, Europe (validated in Austria, Belgium, Switzerland, Germany, Denmark, Spain, Finland, France, Hong Kong, Hungary, Ireland, Italy, Luxemburg, the Netherlands, Norway, Poland, Portugal, Sweden, and the United Kingdom), Japan, South Korea, and Singapore. Patent applications in this family are pending in the United States, Australia, Canada, China, India, Israel, and New Zealand. The second patent family includes wholly owned international patent application, filed under that PCT that is directed to the multimeric binding molecules comprising a J chain comprising an immunostimulatory agent, e.g., IL-15, and the claims cover our product candidate IGM-7354. Patents granting from national stage applications filed from this PCT application will have a projected expiration date of August 14, 2040, absent any patent term adjustments or extensions. The PCT application is in the international stage and will enter national stage prosecution on or before February 15, 2022 or March 15, 2022, depending on the jurisdiction.

Our patent portfolio also includes seven unpublished families (four wholly owned, one jointly owned, and two in-licensed) related to agents to treat and/or diagnose infectious diseases including COVID-19. Applications in these families have a projected expiration from April 22, 2041 to October 11, 2042, absent any patent term adjustments or extensions.

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

Government Regulation

The FDA and other regulatory authorities at federal, state and local levels, as well as in foreign countries, extensively regulate, among other things, the research, development, testing, manufacture, quality control, import, export, safety, effectiveness, labeling, packaging, storage, distribution, record keeping, approval, advertising, promotion, marketing, post-approval monitoring and post-approval reporting of biologics such as those we are developing. We, along with third-party contractors, will be required to navigate the various preclinical, clinical, commercial approval, and post-approval requirements of the governing regulatory agencies of the countries in which we wish to conduct studies or seek approval or licensure of our product candidates.

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

The federal Anti-Kickback Statute prohibits, among other things, persons and entities from knowingly and willfully soliciting, receiving, offering or paying remuneration (including any kickback, bribe or rebate), directly or indirectly, in cash or in kind, to induce, or in return for, either the referral of an individual, or the purchase, order or recommendation of an item or service for which payment may be made, in whole or in part, under any federal and state healthcare programs. The term remuneration has been interpreted broadly to include anything of value, including stock options. The federal Anti-Kickback Statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on one hand and prescribers, purchasers and formulary managers, among others, on the other. There are a number of statutory exceptions and regulatory safe harbors protecting some common activities from prosecution, but they are drawn narrowly and practices that involve remuneration, such as consulting agreements, that may be alleged to be intended to induce prescribing, purchasing or recommending may be subject to scrutiny if they do not qualify for an exception or safe harbor. Failure to meet all of the requirements of a particular applicable statutory exception or regulatory safe harbor does not make the conduct per se illegal under the federal Anti-Kickback Statute. Instead, the legality of the arrangement will be evaluated on a case-by-case basis based on a cumulative review of all of its facts and circumstances. Our practices may not in all cases meet all of the criteria for protection under a statutory exception or regulatory safe harbor. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. In addition, a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal False Claims Act.

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

The U.S. federal Physician Payments Sunshine Act requires certain manufacturers of covered drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with specific exceptions, to annually report to the Center for Medicare & Medicaid Services (CMS) information related to payments and other transfers of value made to cover recipients, including physicians (defined to include doctors of medicine and osteopathy, dentists, podiatrists, optometrists and licensed chiropractors), certain non-physician healthcare professionals (such as physician assistants and nurse practitioners, among others), and teaching hospitals, as well as information regarding ownership and investment interests held by physicians, as defined by law, and their immediate family members.

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

The ACA, which was enacted in March 2010, substantially changed the way healthcare is financed by both governmental and private insurers in the United States, and significantly affected the pharmaceutical industry. The ACA contains a number of provisions of particular import to the pharmaceutical and biotechnology industries, including, but not limited to, those governing enrollment in federal healthcare programs, a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected, a new licensure framework for follow on biologic products, and annual fees based on pharmaceutical companies’ share of sales to federal health care programs. Since its enactment, there have been judicial and Congressional challenges to certain aspects of the ACA. For example, in June 2021 the U.S. Supreme Court held that Texas and other challengers had no legal standing to challenge the ACA, dismissing the case on procedural grounds without specifically ruling on the constitutionality of the ACA. Thus, the ACA will remain in effect in its current form. It is possible that the ACA will be subject to judicial or Congressional challenges in the future. It is unclear how any such challenges and healthcare measures promulgated by the Biden administration will impact the ACA, our business, financial condition and results of operations.

Other legislative changes have been proposed and adopted since the ACA was enacted, including aggregate reductions of Medicare payments to providers of 2% per fiscal year, which went into effect in April 2013 and will remain in effect through 2031, with the exception of a temporary suspension implemented under various COVID-19 relief legislation from May 1, 2020 through March 31, 2022, unless additional action is taken by Congress. Under current legislation, the actual reduction in Medicare payments will vary from 1% in 2022 to up to 3% in the final fiscal year of this sequester.

Moreover, there has recently been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. At the federal level, for example, in September 2018, CMS announced that it will allow Medicare Advantage Plans the option to use step therapy for Part B drugs beginning January 1, 2019. Additionally, CMS issued a final rule, effective on July 9, 2019, that requires direct-to-consumer television advertisements of prescription drugs and biological products, for which payment is available through or under Medicare or Medicaid, to include in the advertisement the Wholesale Acquisition Cost, or list price, of that drug or biological product if it is equal to or greater than $35 for a monthly supply or usual course of treatment. Prescription drugs and biological products that are in violation of these requirements will be included on a public list. In 2020, HHS and CMS issued various rules that are expected to impact, among others, price reductions from pharmaceutical manufacturers to plan sponsors under Part D, fee arrangements between pharmacy benefit managers and manufacturers, importation of prescription drugs from Canada and other countries, manufacturer price reporting requirements under the Medicaid Drug Rebate Program, including regulations that affect manufacturer-sponsored patient assistance programs subject to pharmacy benefit manager accumulator programs and Best Price reporting related to certain value-based purchasing arrangements. Multiple lawsuits have been brought against the HHS challenging various aspects of these rules implemented during the Trump administration. As a result, the Biden administration and HHS have delayed the implementation or published rules rescinding some of these Trump-era policies. Under the American Rescue Plan Act of 2021, effective January 1, 2024, the statutory cap on Medicaid Drug Rebate Program rebates that manufacturers pay to state Medicaid programs will be eliminated. Elimination of this cap may require pharmaceutical manufacturers to pay more in rebates than it receives on the sale of products, which could have a material impact on our business. In addition, Congress is considering legislation that, if passed, could have significant impact on prices of prescription drugs covered by Medicare, including limitations on drug price increases and allowing Medicare to negotiate pricing for certain covered drug products. The impact of these regulations and any future healthcare measures and agency rules implemented by the Biden administration on us and the pharmaceutical industry as a whole is currently unknown. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our product candidates if approved. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. For example, a number of states are considering or have recently enacted state drug price transparency and reporting laws that could substantially increase our compliance burdens and expose us to greater liability under such state laws once we begin commercialization after obtaining regulatory approval for any of our products.

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

Employees and Human Capital

As of December 31, 2021, we had 192 full-time employees, 140 of whom were engaged in research and development activities. None of our employees are represented by labor unions or covered by collective bargaining agreements. We have not experienced any work stoppages and consider our relationship with our employees to be good.

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

Item 1A. Risk Factors.

Investing in our common stock involves a high degree of risk. You should carefully consider the risks described below, as well as the other information in this Annual Report on Form 10-K, including our consolidated financial statements and the related notes and the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The occurrence of any of the events or developments described below could harm our business, financial condition, results of operations, growth prospects and stock price. In such an event, the market price of our common stock could decline, and you may lose all or part of your investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations.

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
▪
The use of engineered IgM antibodies is a novel and unproven therapeutic approach and our development of our product candidates, and our discovery programs may never lead to a marketable product.
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

The COVID-19 pandemic has subjected our business, financial condition, and results of operations to a number of risks. We are actively monitoring, evaluating and responding to developments relating to COVID-19, including new strains of the disease that have emerged in certain locations, vaccination status both locally and globally, and changing restrictions on travel and other protocols as set forth by the Centers for Disease Control and Prevention and other government authorities. As a result of the COVID-19 pandemic, state and local authorities have issued and may in the future issue orders for all residents to remain at home, except as needed for essential activities, and have placed restrictions on the scope and conduct of business activities. In response, we implemented policies that enabled some of our employees to work remotely, and such policies may continue. We also implemented various safety protocols for all on-site personnel. Although restrictions related to the COVID-19 pandemic have been eased in many locations, a resurgence in cases of COVID-19 could result in new disruptions to our business. Our priority is to protect the health and safety of our employees, community and clinical trial participants, while working to ensure the sustainability of our business operations.

Our operations, and those of our CROs, CMOs and other contractors, consultants, and third parties have been and could in the future be subject to other orders or restrictions imposed by federal, state, local, or foreign governments as a result of the COVID-19 pandemic. These restrictions could seriously harm our operations and financial condition and increase our costs and expenses. For example, efforts to accelerate COVID-19 vaccine production and distribution, such as Operation Warp Speed, together with other global supply chain disruptions have affected the availability of certain materials used in the manufacture of our product candidates, resulting in manufacturing delays. In addition, at least one of our CMOs has experienced staffing issues due to COVID-19, resulting in additional manufacturing challenges. As a result of these supply chain and staffing impacts, we have further adjusted the anticipated filing date of our IND application for IGM-7354 and have had to make certain other adjustments. If we, or our third-party suppliers and CMOs, are unable to source necessary materials on a timely basis, or adequately staff their operations, we may experience further delays in our ability to manufacture our product candidates, which could further affect the pace of our clinical trials until such materials once again become available or such staffing challenges are resolved.

As a result of the COVID-19 restrictions in California, the commencement of the build-out of our cGMP manufacturing facility in Mountain View was delayed by a few months. This facility has now become operational, but if similar restrictions are reimposed or we experience further delays as a result of the COVID-19 pandemic, other aspects of our operations could be negatively affected.

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

We may be required to develop and implement additional clinical trial policies and procedures designed to help protect subjects from the COVID-19 virus. For example, the FDA has issued guidance on conducting clinical trials during the pandemic, which describes a number of considerations for sponsors of clinical trials impacted by the pandemic, and includes reporting requirements, and additional guidance on the GMP considerations for responding to COVID-19 infection and other topics. We may be required to make further adjustments to our clinical trials or business operations based on current or future guidance and regulatory requirements as a result of the COVID-19 pandemic.

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

We are early in our development efforts and have not yet completed the development of any of our product candidates. As a result, we are not currently permitted to market or sell any of our product candidates in any country, and we may never be able to do so in the future. We have a limited number of product candidates and discovery programs, all of which are in preclinical development or early stage clinical development. We continue to dose patients in each of our early stage clinical trials evaluating IGM-2323, IGM-8444, and IGM-6268, but have not commenced any other clinical trial or completed any clinical trials, and we have not received marketing approval, for any of our product candidates. Our product candidates will require clinical development, evaluation of preclinical, clinical and manufacturing activities, marketing approval from government regulators, substantial investment and significant marketing efforts before we generate any revenues from product sales, if ever. We have limited experience in conducting and managing the clinical trials necessary to obtain regulatory approvals. Our ability to generate product revenue and achieve and sustain profitability depends on, among other things, obtaining regulatory approvals for our product candidates. Obtaining regulatory approval of our product candidates will depend on many factors, including, but not limited to, the following:

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

The use of engineered IgM antibodies is a novel and unproven therapeutic approach and our development of our product candidates and our discovery programs may never lead to a marketable product.

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

Moreover, advancing our product candidates and our discovery programs as novel products creates other significant challenges for us, including educating medical personnel regarding a novel class of engineered antibody therapeutics and their potential efficacy and safety benefits, as well as the challenges of incorporating our product candidates, if approved, into treatment regimens.

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

Interim, preliminary or topline data from our clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.

From time to time, we may publish interim, preliminary or topline data from clinical trials. Interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Interim or preliminary data from clinical trials that we may conduct may not be indicative of the final results of the trial and are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data becomes available. Interim or preliminary data also remains subject to audit and verification procedures that may result in the final data being materially different from the interim or preliminary data. As a result, interim or preliminary data should be viewed with caution until the final data are available. Adverse differences between interim, preliminary or topline data and final data could significantly harm our reputation and business prospects. We do not know whether any clinical trials we may conduct will demonstrate consistent or adequate efficacy and safety sufficient to obtain marketing approval to market our product candidates.

Moreover, preliminary, interim and topline data are subject to the risk that one or more of the clinical outcomes may materially change as more patient data become available when patients mature on study, patient enrollment continues or as other ongoing or future clinical trials with a product candidate further develop. Past results of clinical trials may not be predictive of future results. In addition, the information we choose to publicly disclose regarding a particular study or clinical trial is based on what is typically more extensive information, and you or others may not agree with what we determine is the material or otherwise appropriate information to include in our disclosure. Any information we determine not to disclose may ultimately be deemed significant with respect to future decisions, conclusions, views, activities or otherwise regarding a particular product candidate or our business. Similarly, even if we are able to complete our planned and ongoing preclinical studies and clinical trials of our product candidates according to our current development timeline, the positive results from such preclinical studies and clinical trials of our product candidates may not be replicated in subsequent preclinical studies or clinical trial results. Moreover, preclinical, nonclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that believed their product candidates performed satisfactorily in preclinical studies and clinical trials nonetheless failed to obtain FDA or other regulatory approval.

If clinical trials for our product candidates are prolonged, delayed or stopped, we may be unable to seek or obtain regulatory approval and commercialize our product candidates on a timely basis, or at all, which would require us to incur additional costs and delay our receipt of any product revenue.

Our current clinical trials include our Phase 2 clinical trial of IGM-2323 for the treatment of relapsed/refractory B cell NHL patients, our Phase 1 clinical trial of IGM-8444 for the treatment of patients with solid cancers, and our Phase 1 clinical trial of IGM-6268 for the treatment of COVID-19. We expect to file an IND for IGM-7354 for the treatment of patients with solid and hematological malignancies and file an IND for IGM-2644 for the treatment of patients with multiple myeloma in 2022. We may experience delays in our ongoing or future preclinical studies or clinical trials, and we do not know whether future preclinical studies or clinical trials will begin on time, need to be redesigned, enroll an adequate number of patients on time or be completed on schedule, if at all. For example, we experienced questions from the FDA on issues related to starting dose and sequencing of healthy volunteers and patients, delivery device and non-drug substance formulation components that delayed our original plans to advance IGM-6268 into the clinic. The commencement or completion of these clinical trials could be substantially delayed or prevented by many factors, including:

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

All of our product candidates and discovery programs are in preclinical development or early stage clinical development, and not all adverse effects of drugs can be predicted or anticipated. Unforeseen side effects from our product candidates could arise at any time during clinical development or, if approved by regulatory authorities, after the approved product has been marketed. We announced the dosing of the first patient in our Phase 1 clinical trial of IGM-2323 and IGM-8444 in October 2019 and September 2020, respectively. We only have initial safety data in humans from our Phase 1 clinical trials of IGM-2323 and IGM-8444. Our Phase 1 clinical trial of IGM-6268 has only recently commenced. Our preclinical and our discovery programs have not been tested on humans at all. While we are encouraged by the safety profile of IGM-2323 in our Phase 1 clinical trial, and we have observed a relatively low rate of cytokine release syndrome (CRS) in the patients dosed to date, a few patients have experienced more serious CRS. While this observation is preliminary, particularly given the small number of patients, we are taking steps to address possible CRS in certain patients. It is possible that these steps or other steps that we take may not be successful, and we may see additional cases of serious CRS in future patients.

In our preclinical studies, we may observe undesirable characteristics of our product candidates. This may prevent us from advancing them into clinical trials, delay these trials or limit the extent of these trials. Despite our preclinical data, toxicity observations in clinical testing, if they occur, may limit our ability to develop our product candidates or may constitute a dose limiting toxicity.

The results of ongoing or future clinical trials may also show that our product candidates and/or our discovery programs may cause undesirable or unacceptable side effects, which could interrupt, delay or halt clinical trials, and result in delay of, or failure to obtain, marketing approval from the FDA or comparable foreign regulatory authorities, or result in marketing approval from the FDA or comparable foreign regulatory authorities with restrictive label warnings or for limited patient populations, or result in potential product liability claims. No regulatory agency has made any determination that any of our product candidates or discovery programs is safe or effective for use by the general public for any indication.

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

With respect to our lead product candidate, IGM-2323, we are aware of other companies with competing clinical stage therapeutics that target CD20 that include, but are not limited to, Genmab, Regeneron, Roche/Genentech, and Xencor/Janssen.

With respect to our second product candidate, IGM-8444, we are aware of other companies with competing clinical stage therapeutics that target DR5 that include, but are not limited to, AbbVie, Beijing Sunbio Biotech, Boehringer Ingelheim, Clover Biopharmaceuticals, Daiichi Sankyo, and InhibRx.

With respect to IGM-7354, we are aware of other companies with competing clinical stage therapeutics that utilize targeted and untargeted IL-15 that include, but are not limited to, ImmunityBio, Kadmon/Sanofi, Nektar, Roche/Genentech, SOTIO Biotech and Xencor.

With respect to IGM-2644, we are aware of other companies with competing products or product candidates that target CD38 that include, but are not limited to, Genmab, Ichnos Sciences, I-Mab, Janssen, MorphoSys, Sanofi, and Xencor.

With respect to IGM-2537, we are aware of other companies with competing products or product candidates that target CD123 that include, but are not limited to, Aptevo Therapeutics, Immunogen, Johnson & Johnson, Macrogenics, Menarini Group, Sanofi, and Xencor.

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

We have spent significant resources to date on developing our current manufacturing processes and know-how to produce sufficient yields and optimize functionality in conjunction with our contract manufacturers. In 2021, we completed construction and began to operate a cGMP manufacturing facility for the manufacture of clinical trial drug materials. We plan to construct additional manufacturing facilities to produce commercial supply for any approved products. To do so, we will need to scale our manufacturing operations, as we do not currently have the infrastructure or capability internally to manufacture sufficient yields needed to advance all of our product candidates and discovery programs in preclinical studies and clinical trials. Accordingly, we will be required to make significant further investments to expand our manufacturing facilities in the future, and our efforts to scale our internal manufacturing capabilities may not succeed.

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

Due to the significant resources required for the development of our programs, we must focus our programs on specific product candidates and indications and decide which product candidates to pursue and advance and the amount of resources to allocate to each. Our decisions concerning the allocation of research, development, collaboration, management and financial resources toward particular product candidates or indications may not lead to the development of any viable commercial product and may divert resources away from better opportunities. For example, we are currently investing in a program targeted at COVID-19, but may not continue development of product candidates from this program, even if they appear to be safe and effective, if we believe that there is no longer a market need or opportunity for such a therapeutic. Similarly, our potential decisions to delay, terminate or collaborate with third parties in respect of certain programs may subsequently also cause us to miss valuable opportunities. If we make incorrect determinations regarding the viability or market potential of any of our programs or product candidates or misread trends in the oncology or biotechnology industry, our business, financial condition and results of operations could be materially adversely affected. As a result, we may fail to capitalize on viable commercial products or profitable market opportunities, be required to forego or delay pursuit of opportunities with other product candidates or other indications that may later prove to have greater commercial potential than those we choose to pursue, or relinquish valuable rights to such product candidates through collaboration, licensing or other royalty arrangements in cases in which it would have been advantageous for us to invest additional resources to retain sole development and commercialization rights.

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

Material changes in methods of product candidate manufacturing or formulation may result in the need to perform new clinical trials, which would require additional costs and cause delay.

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

If we decide to seek orphan drug designation for one or more of our product candidates, we may be unsuccessful or may be unable to maintain the benefits associated with orphan drug designation for current or future product candidates that we may develop. If our competitors are able to obtain orphan product exclusivity for their products in specific indications, we may not be able to have competing products approved in those indications by the applicable regulatory authority for a significant period of time.

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

Development of product candidates in combination with other therapies could expose us to additional risks.

Even if any of our product candidates were to receive marketing approval or be commercialized for use in combination with other existing therapies, we would continue to be subject to the risks that the FDA or other comparable foreign regulatory authorities could revoke approval of the therapy used in combination with any of our product candidates, or safety, efficacy, manufacturing or supply issues could arise with these existing therapies. In addition, it is possible that existing therapies with which our product candidates are approved for use could themselves fall out of favor or be relegated to later lines of treatment. This could result in the need to identify other combination therapies for our product candidates or our own products being removed from the market or being less successful commercially. We may also evaluate our product candidates in combination with one or more other cancer therapies that have not yet been approved for marketing by the FDA or comparable foreign regulatory authorities. We will not be able to market and sell any product candidate in combination with any such unapproved cancer therapies that do not ultimately obtain marketing approval. If the FDA or other comparable foreign regulatory authorities do not approve or revoke their approval of these other therapies, or if safety, efficacy, commercial adoption, manufacturing or supply issues arise with the therapies we choose to evaluate in combination with any other product candidate, we may be unable to obtain approval of or successfully market any one or all of the product candidates we develop.

Additionally, if the third-party providers of therapies or therapies in development used in combination with our product candidates are unable to produce sufficient quantities for clinical trials or for commercialization of our product candidates, or if the cost of combination therapies are prohibitive, our development and commercialization efforts would be impaired, which would have an adverse effect on our business, financial condition, results of operations and growth prospects.

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

As of December 31, 2021, we had 192 full-time employees. As our development and commercialization plans and strategies develop, and as we transition into operating as a public company, we expect to expand our employee base for managerial, operational, financial and other resources. Additionally, as our product candidates and discovery programs enter and advance through preclinical studies and any clinical trials, we will need to expand our research, development, manufacturing, regulatory and sales and marketing capabilities or contract with other organizations to provide these capabilities for us. Future growth would impose significant added responsibilities on members of management, including the need to identify, recruit, maintain, motivate and integrate additional employees. Also, our management may need to divert a disproportionate amount of their attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, give rise to operational errors, loss of business opportunities, loss of employees and reduced productivity amongst remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of existing and additional product candidates and discovery programs. If our management is unable to effectively manage our expected growth, our expenses may increase more than expected, our ability to generate or grow revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize our product candidates and compete effectively with others in our industry will depend on our ability to effectively expand our organization and manage any future growth.

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

We and the third parties upon which we rely may be subject to a variety of evolving threats, including but not limited to social-engineering attacks (including through phishing attacks), viruses, worms, and other malicious code, malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks (such as credential stuffing), personnel misconduct or error, ransomware attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, telecommunications failures, earthquakes, fires, floods, and other similar threats.

Ransomware attacks, including those perpetrated by organized criminal threat actors, nation-states, and nation-state-supported actors, are becoming increasingly prevalent and severe and can lead to significant interruptions in our operations, loss of data and income, reputational harm, and diversion of funds. Extortion payments may reduce or alleviate negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments.

Similarly, supply-chain attacks have increased in frequency and severity, and we cannot guarantee that third parties and infrastructure in our supply chain or our third-party partners’ supply chains have not been compromised or that they do not contain exploitable defects or bugs that could result in a breach of or disruption to our information technology systems (including our products/services) or the third-party information technology systems that support us and our services.

Any such breach or interruption could compromise our networks and the information stored there could be accessed by unauthorized parties, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, such as the Health Insurance Portability and Accountability Act (HIPAA) as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 (HITECH), mandatory notification and reporting obligations, additional regulatory oversight, significant regulatory penalties and remediation expenses. There is no guarantee that we can protect our systems from breach or the information in such systems from compromise. Unauthorized access, loss or dissemination of information or any mechanical failure of our or our third-party service providers’ information technology systems could also disrupt our operations, including our ability to conduct our analyses, provide test results, bill payors or providers, process claims and appeals, conduct research and development activities, collect, process and prepare company financial information, provide information about any future products, manage the administrative aspects of our business and damage our reputation, any of which could adversely affect our business.

Our contracts may not contain limitations of liability, and even where they do, there can be no assurance that limitations of liability in our contracts are sufficient to protect us from liabilities, damages, or claims related to privacy, data protection, or data security. We cannot be sure that our insurance coverage will be adequate or sufficient to protect us from or to mitigate liabilities arising out of our privacy, data protection, or data security practices, that such coverage will continue to be available on commercially reasonable terms or at all, or that such coverage will pay future claims.

We are subject to stringent and changing obligations related to data privacy and security. Our actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; loss of customers or sales; and other adverse business consequences.

Our data processing activities subject us to numerous data privacy and security obligations, such as various laws, regulations, guidance, industry standards, external and internal privacy and security policies, contracts, and other obligations that govern the processing of personal data by us and on our behalf. The interpretation and application of consumer, health-related and data protection laws in the United States, the European Union, and elsewhere are often uncertain, contradictory and in flux. For example, the California Consumer Privacy Act (the CCPA), which went into effect on January 1, 2020, among other things, requires new disclosures to California consumers and affords such consumers new abilities to opt out of certain sales of personal information. The CCPA provides civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. Aspects of the CCPA, and its interpretation and enforcement remain uncertain. The effects of this legislation potentially are far-reaching and may require us to modify our data processing practices and policies and incur substantial compliance-related costs and expenses. The CCPA has been amended on multiple occasions, and it is unclear whether it will be further amended.

In addition, California voters recently passed the California Privacy Rights Act (CPRA), which modifies the CCPA significantly, potentially resulting in further uncertainty and requiring us to incur additional costs and expenses in an effort to comply. Although the CCPA includes exemptions for certain clinical trials data, the law may increase our compliance costs and potential liability with respect to other personal information we collect about California consumers. In addition, several states within the United States have enacted or proposed data privacy laws. For example, Virginia passed the Consumer Data Protection Act, and Colorado passed the Colorado Privacy Act. It is possible that these consumer, health-related and data protection laws may be interpreted and applied in a manner that is inconsistent with our practices. If so, this could result in government-imposed fines or orders requiring that we change our practices, which could adversely affect our business. In addition, these privacy regulations vary between states, may differ from country to country, and may vary based on whether testing is performed in the United States or in the local country. Complying with these various laws could cause us to incur substantial costs or require us to change our business practices and compliance procedures in a manner adverse to our business.

Outside the United States, an increasing number of laws, regulations, and industry standards apply to data privacy and security. For example, the European Union’s General Data Protection Regulation (EU GDPR) and the United Kingdom’s GDPR (“UK GDPR”) impose strict requirements for processing the personal data of individuals. For example, under the EU GDPR, government regulators may impose temporary or definitive bans on data processing, as well as fines of up to 20 million euros or 4% of annual global revenue, whichever is greater. Further, individuals may initiate litigation related to our processing of their personal data.

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

Our revenue prospects could be affected by changes in healthcare spending and policy in the United States and abroad. We operate in a highly regulated industry and new laws, regulations or judicial decisions, or new interpretations of existing laws, regulations or decisions, related to healthcare availability, the method of delivery or payment for healthcare products and services could negatively impact our business, operations and financial condition. There have been, and likely will continue to be, legislative and regulatory proposals at the foreign, federal and state levels directed at broadening the availability of healthcare and containing or lowering the cost of healthcare, including proposals aimed at lowering prescription drug prices and increasing competition for prescription drugs, as well as additional regulation on pharmaceutical transparency and reporting requirements, any of which could negatively impact our future profitability and increase our compliance burden. We cannot predict the initiatives that may be adopted in the future. The continuing efforts of the government, insurance companies, managed care organizations and other payors of healthcare services to contain or reduce costs of healthcare and/or impose price controls may adversely affect:

•
The demand for our product candidates, if approved;
•
Our ability to set a price that we believe is fair for our products;
•
Our ability to obtain coverage and reimbursement approval for a product;
•
Our ability to generate revenue and achieve or maintain profitability;
•
The level of taxes that we are required to pay; and
•
The availability of capital.

Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors, which may adversely affect our future profitability.

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
▪
a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research; and
▪
establishment of a Center for Medicare & Medicaid Innovation at CMS to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drug spending

Since its enactment, there remain judicial and Congressional challenges to certain aspects of the ACA. For example, in June 2021 the U.S. Supreme Court held that Texas and other challengers had no legal standing to challenge the ACA, dismissing the case on procedural grounds without specifically ruling on the constitutionality of the ACA. Thus, the ACA will remain in effect in its current form. In addition, other legislative changes have been proposed and adopted since the ACA was enacted. These changes include aggregate reductions to Medicare payments to providers of up to 2% per fiscal year pursuant to the Budget Control Act of 2011, which began in 2013 due to subsequent legislative amendments will remain in effect through 2031, with the exception of a temporary suspension implemented under various COVID-19 relief legislation from May 1, 2020 through March 31, 2022, unless additional Congressional action is taken. Under current legislation, the actual reduction in Medicare payments will vary from 1% in 2022 to up to 3% in the final fiscal year of this sequester. Moreover, there has recently been heightened governmental scrutiny over the manner in which drug manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. For example, in 2020, the HHS and CMS issued various rules that are expected to impact, among others, price reductions from pharmaceutical manufacturers to plan sponsors under Part D, fee arrangements between pharmacy benefit managers and manufacturers, manufacturer price reporting requirements under the Medicaid Drug Rebate Program, including regulations that affect manufacturer-sponsored patient assistance programs subject to pharmacy benefit manager accumulator programs and Best Price reporting related to certain value-based purchasing arrangements. Multiple lawsuits have been brought against the HHS challenging various aspects of the rules implemented during the Trump administration. As a result, the Biden administration and HHS have delayed the implementation or published rules rescinding some of these Trump-era policies.

Under the American Rescue Plan Act of 2021, effective January 1, 2024, the statutory cap on Medicaid Drug Rebate Program rebates that manufacturers pay to state Medicaid programs will be eliminated. Elimination of this cap may require pharmaceutical manufacturers to pay more in rebates than it receives on the sale of products, which could have a material impact on our business. Further, based on a recent executive order, the Biden administration expressed its intent to pursue certain policy initiatives to reduce drug prices. The HHS has released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and potential legislative policies that Congress could pursue to advance these principles. While no legislation or administrative actions have been finalized to implement these principles, Congress is considering legislation that, if passed, could have significant impact on prices of prescription drugs covered by Medicare, including limitations on drug price increases and allowing Medicare to negotiate pricing for certain covered drug products. The impact of these legislative, executive, and administrative actions and any future healthcare measures and agency rules implemented by the Biden administration on us and the pharmaceutical industry as a whole is unclear. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our product candidates if approved. Complying with any new legislation and regulatory changes could be time-intensive and expensive, resulting in a material adverse effect on our business.

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

Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, in recent years, including in 2018 and 2019, the U.S. government shut down several times and certain regulatory agencies, such as the FDA and the SEC, had to furlough critical employees and stop critical activities. Separately, in response to the COVID-19 pandemic, since March 2020 when foreign and domestic inspections of facilities were largely placed on hold, the FDA has been working to resume routine surveillance, bioresearch monitoring and pre-approval inspections on a prioritized basis. The FDA has developed a rating system to assist in determining when and where it is safest to conduct prioritized domestic inspections. In 2020 and 2021, a number of companies announced receipt of complete response letters due to the FDA’s inability to complete required inspections for their applications. As of May 2021, the FDA noted it was continuing to ensure timely reviews of applications for medical products during the ongoing COVID-19 pandemic in line with its user fee performance goals and conducting mission critical domestic and foreign inspections to ensure compliance of manufacturing facilities with FDA Good Manufacturing Practices. However, the FDA may not be able to continue its current inspection pace, and review timelines could be extended, including where a pre-approval inspection or an inspection of clinical sites is required and due to the ongoing COVID-19 pandemic and travel restrictions, the FDA is unable to complete such required inspections during the review period. Regulatory authorities outside the U.S. may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic and may experience delays in their regulatory activities. If a prolonged government shutdown or disruption occurs, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions and provide feedback on our clinical development plans, which could have a material adverse effect on our business and our anticipated timelines. Further, in our operations as a public company, future government shutdowns or other disruptions to normal operations could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

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
▪
the federal Open Payments program under the Physician Payments Sunshine Act, created under Section 6002 of the ACA and its implementing regulations, which requires certain manufacturers of covered drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) and applicable group purchasing organizations to report annually to CMS information related to “payments or other transfers of value” made to covered recipients, such as physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), certain non-physician healthcare professionals (such as physician assistants and nurse practitioners, among others),and teaching hospitals, and information regarding ownership and investment interests held by physicians (as defined above) and their immediate family members. The information reported annually is publicly available on a searchable website
▪
analogous state and foreign laws and regulations, including: state anti-kickback and false claims laws which may apply to our business practices, including, but not limited to, research, distribution, sales and marketing arrangements and claims involving healthcare items or services reimbursed by state governmental and non-governmental third-party payors, including private insurers; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the applicable compliance guidance promulgated by the federal government; state laws that require drug manufacturers to track gifts and other remuneration and items of value provided to healthcare professionals and entities; state and local laws that require the registration of pharmaceutical sales representatives; and state laws that require drug manufacturers to report information relating to pricing and marketing information; and
▪
state and foreign laws that govern the privacy and security of health information in specified circumstances, many of which differ from each other in significant ways and often are not pre-empted by HIPAA, thus complicating compliance efforts

Because of the breadth of these laws and the narrowness of the statutory exceptions and regulatory safe harbors available, it is possible that some of our current and future business activities could be subject to challenge under one or more of such laws. In addition, recent healthcare reform legislation has strengthened these laws. For example, the ACA, among other things, amends the intent requirement of the U.S. federal Anti-Kickback Statute and certain criminal healthcare fraud statutes. A person or entity no longer needs to have actual knowledge of these statutes or specific intent to violate them in order to have committed a violation. Moreover, the ACA provides that the government may assert that a claim including items or services resulting from a violation of the U.S. federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal False Claims Act.

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

We have incurred significant losses since our inception. Our net loss for the years ended December 31, 2021, 2020, and 2019 was $165.2 million, $81.4 million, and $43.1 million, respectively. As of December 31, 2021, our accumulated deficit was approximately $353.7 million. We expect to continue to incur losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of, and seek regulatory approvals for, our product candidates, prepare for and begin to commercialize any approved product candidates and add infrastructure and personnel to support our product development efforts and operations as a public company. The net losses and negative cash flows incurred to date, together with expected future losses, have had, and likely will continue to have, an adverse effect on our shareholders’ deficit and working capital. The amount of future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenue. The net losses we incur may fluctuate significantly from quarter-to-quarter such that a period-to-period comparison of our results of operations may not be a good indication of our future performance.

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

As of December 31, 2021, we had $229.5 million in cash and investments. We believe that our existing cash and investments will enable us to fund our operating expenses and capital expenditure requirements for at least one year past the issuance date of the consolidated financial statements included elsewhere in this Annual Report on Form 10-K. Our estimate as to how long we expect our cash and investments to be able to continue to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned. In addition, because successful development of our product candidates is uncertain, we are unable to estimate the actual funds we will require to complete research and development and to commercialize our product candidates.

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
▪
the effects of the disruptions to and volatility in the markets in the United States and worldwide related to the COVID-19 pandemic;
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

If in the future we issue shares of common stock or securities convertible into common stock, our stockholders would experience dilution and, as a result, the market price of our common stock may decline. We cannot predict the effect that future sales of our common stock would have on the market price of our common stock. Additionally, our stockholders may be further diluted by the exercise of the pre-funded warrants issued in December 2020 (see Note 7 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information).

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

At December 31, 2021, we had $229.5 million of cash and investments. While we are not aware of any downgrades, material losses, or other significant deterioration in the fair value of our cash equivalents or investments since December 31, 2021, no assurance can be given that further deterioration of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents or our ability to meet our financing objectives. Furthermore, our stock price may decline due in part to the volatility of the stock market and general economic downturn.

Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.

As of December 31, 2021, we had net operating loss (NOL) carryforwards available to reduce future taxable income, if any, for federal and state income tax purposes of approximately $300.5 million and $284.6 million, respectively. At December 31, 2021, we also had federal and California research and development tax credit carryforwards of $13.6 million and $9.4 million, respectively, available to offset future income tax, if any. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the Code), if a corporation undergoes an “ownership change,” the corporation’s ability to use its NOLs and other pre-change tax attributes such as research tax credits to offset its post-change taxable income or taxes may be limited. In general, an “ownership change” occurs if there is a cumulative change in our ownership by “5% shareholders” that exceeds 50 percentage points over a rolling three-year period. We completed a Section 382 study and believe we have experienced two changes in ownership. Consequently, we may be limited in our ability to use our NOL carryforwards and other tax assets in a future year if taxable income in that given year exceeds our cumulative 382 NOL utilization limits through that specific year. As a result, even if we attain profitability, it is possible 382 limitations on the ability to use our NOL carryforwards and other tax assets could adversely affect our future cash flows. In addition, our NOL carryforwards may be unavailable to offset future taxable income because of restrictions under U.S. tax law. The Tax Cuts and Jobs Act of 2017 (Tax Act), as modified by the CARES Act, imposes certain limitations on the deduction of NOLs, including a limitation on use of NOLs generated in tax years that began on or after January 1, 2018 to offset 80% of taxable income in tax years beginning on or after January 1, 2021.

Changes in the U.S. taxation of international business activities or the adoption of other tax reform policies could materially impact our business, results of operations and financial condition.

Changes to U.S. tax laws that may be enacted in the future could impact the tax treatment of our foreign earnings. If we expand our international business activities, any changes in the U.S. or foreign taxation of such activities may increase our worldwide effective tax rate and adversely affect our business, results of operations and financial condition. For example, the U.S. House of Representatives has proposed numerous changes to U.S. federal income tax law, including modifications of the provisions addressing taxation of international business operations, and the imposition of a global minimum tax. Such changes, if enacted, may adversely affect our effective tax rates, cash flows and general business condition.

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

We currently have limited in-house manufacturing experience and personnel. While we have completed construction and have begun to operate a cGMP manufacturing facility for the manufacture of clinical trial drug materials, we expect to continue to rely for some time on third parties to manufacture our product candidates for preclinical testing and clinical trials, in compliance with applicable regulatory and quality standards, and may do so for the commercial manufacture of some of our product candidates, if approved. To date, we have obtained BDS for our clinical-stage product candidates from single-source third-party contract manufacturers, and we expect to obtain BDS for our other pipeline candidates from single-source third-party contract manufacturers as well. Any reduction or halt in supply of BDS from either of these contract manufacturers could severely constrain our ability to develop our product candidates until a replacement contract manufacturer is found and qualified. In addition, we currently rely on a third-party contract research organization for the conduct of our clinical assays and we have experienced, and may continue to experience, delays and interruptions, as well as quality and design errors, in this supply of information to

us. If we are unable to arrange for and maintain such third-party manufacturing and analytical sources that are capable of meeting regulatory standards, or fail to do so on commercially reasonable terms, we may not be able to successfully produce sufficient supply of product candidate or clinical sample analysis data, or we may be delayed in doing so. If we are unable to arrange for and maintain such third-party manufacturing sources that are capable of meeting regulatory standards, or fail to do so on commercially reasonable terms, we may not be able to successfully produce sufficient supply of product candidate or we may be delayed in doing so. If we were to experience an unexpected loss of supply of our product candidates, for any reason, whether as a result of manufacturing, supply or storage issues, the impacts of the COVID-19 pandemic or otherwise, we could experience delays, disruptions, suspensions or terminations of, or be required to restart or repeat, any pending or ongoing clinical trials. Such failure or substantial delay or loss of supply could materially harm our business.

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

We have limited capabilities for drug development and manufacturing and do not yet have any capability for sales, marketing or distribution. For some of our product candidates, we may determine to collaborate with pharmaceutical and biotechnology companies for development and potential commercialization of therapeutic products. For example, we have entered into a collaboration with Sanofi for the development and potential commercialization of certain therapeutic products. The competition for strategic partners is intense. Our ability to reach a definitive agreement for collaboration will depend, among other things, upon our assessment of the strategic partner’s resources and expertise, the terms and conditions of the proposed collaboration and the proposed strategic partner’s evaluation of a number of factors. These factors may include the design or results of clinical trials, the likelihood of approval by the FDA or comparable foreign regulatory authorities, the potential market for the subject product candidate, the costs and complexities of manufacturing and delivering such product candidate to patients, the potential of competing products, the existence of uncertainty with respect to our ownership of technology, which can exist if there is a challenge to such ownership without regard to the merits of the challenge, and industry and market conditions generally. The strategic partner may also consider alternative product candidates or technologies for similar indications that may be available for collaboration and whether such collaboration could be more attractive than the one with us for our product candidate.

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

If we are unable to maintain strategic partnerships, or if these strategic partnerships are not successful, our business could be adversely affected.

Any strategic partnerships we enter into may pose a number of risks, including the following:

▪
we may not be able to enter into critical strategic partnerships or enter them on favorable terms;
▪
strategic partners have significant discretion in determining the effort and resources that they will apply to such a partnership, and they may not perform their obligations as agreed or expected;
▪
strategic partners may decide not to pursue development and commercialization of any product candidates that achieve regulatory approval or may elect not to continue or renew development or commercialization programs based on clinical trial results, changes in the partners’ strategic focus or available funding, or external factors, such as an acquisition, that divert resources or create competing priorities;
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

▪
strategic partners may restrict us from researching, developing or commercializing certain products or technologies without their involvement;
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
▪
strategic partners may not properly obtain, maintain, enforce or defend our intellectual property or proprietary rights relating to our product candidates or discovery programs or may use our proprietary information in such a way as to invite litigation that could jeopardize or invalidate our intellectual property or proprietary information or expose us to potential litigation or other intellectual property related proceedings;
▪
strategic partners may own or co-own intellectual property covering our product candidates or discovery programs that results from our collaboration with them, and in such cases, we may not have the exclusive right to commercialize such intellectual property or such product candidates or discovery programs;
▪
we may need the cooperation of our strategic partners to enforce or defend any intellectual property we contribute to or that arises out of our strategic partnerships, which may not be provided to us;
▪
strategic partners may infringe the intellectual property rights of third parties, which may expose us to litigation and potential liability;
▪
strategic partners may control certain interactions with regulatory authorities, which may impact our ability to obtain and maintain regulatory approval of our product candidates;
▪
we may lose certain valuable rights under circumstances identified in our collaborations, including if we undergo a change of control;
▪
strategic partners may grant sublicenses to our technology or product candidates or undergo a change of control and the sublicensees or new owners may decide to take the collaboration in a direction which is not in our best interest;
▪
strategic partners may become bankrupt, which may significantly delay our research or development programs, or may cause us to lose access to valuable technology, know-how or intellectual property of the strategic partner relating to our product candidates or discovery programs;
▪
strategic partnerships may require us to incur short and long-term expenditures, issue securities that dilute our stockholders or disrupt our management and business;
▪
if our strategic partners do not satisfy their obligations under our agreements with them, or if they terminate our strategic partnerships with them, we may not be able to develop or commercialize product candidates as planned;
▪
strategic partners may require us to share in development and commercialization costs pursuant to budgets that we do not fully control and our failure to share in such costs could have a detrimental impact on the strategic partnership or our ability to share in revenue generated under the strategic partnership;

▪
strategic partnerships may be terminated for the convenience of the partner and, if terminated, we could be required to raise additional capital to pursue further development or commercialization of the applicable product candidates; and
▪
strategic partnership or collaboration agreements may not lead to development or commercialization of product candidates in the most efficient manner or at all. If a present or future strategic partner ours were to be involved in a business combination, the continued pursuit and emphasis on our development or commercialization program under such collaboration could be delayed, diminished, or terminated.

In March 2022, we entered into the Collaboration Agreement with Sanofi pursuant to which we will collaborate with Sanofi to generate, develop, manufacture and commercialize IgM antibodies directed to six primary targets, three of which are intended as oncology targets and three of which are intended as immunology targets. The consummation of the Collaboration Agreement is subject to customary closing conditions, including obtaining any necessary consents and approvals following review by the appropriate regulatory agencies under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. We cannot provide any assurance that the closing conditions will be satisfied or that we will be able successfully complete the transaction.

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

We in-license certain patent rights and proprietary technology from third parties that are important to our discovery platform and development of product candidates. For example, in October 2020, the Company entered into a multi-year patent and materials license agreement with the Board of Regents of the University of Texas System on behalf of the University of Texas Health Science Center at Houston for certain antibodies against the SARS-CoV-2 virus. In January 2021, the Company entered into an exclusive license agreement with Medivir AB (Medivir) through which the Company received global, exclusive development and commercialization rights for birinapant, a clinical-stage SMAC mimetic.

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
▪
incur liability for damages.

Furthermore, we may not have the right to control the preparation, filing, prosecution, maintenance, enforcement and defense of patents and patent applications that we license from or to third parties. If our licensors and future licensors fail to prosecute, maintain, enforce and defend patents we may license, or lose rights to licensed patents or patent applications, our license rights may be reduced or eliminated. In such circumstances, our right to develop and commercialize any of our products or product candidates that is the subject of such licensed rights could be materially adversely affected.

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

In addition, the agreements under which we currently license intellectual property or technology from or to third parties are complex, and certain provisions in such agreements may be susceptible to multiple interpretations. The resolution of any contract interpretation disagreement that may arise could narrow what we believe to be the scope of our rights to the relevant intellectual property or technology, or increase what we believe to be our financial or other obligations under the relevant agreement, either of which could have a material adverse impact on our business and ability to achieve profitability. Moreover, if disputes over intellectual property that we have licensed prevent or impair our ability to maintain our current licensing arrangements on commercially acceptable terms, we may be unable to successfully develop and commercialize any affected product candidates, which could have a material adverse effect on our business and financial conditions.

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

In addition to patent protection, we also rely on other proprietary rights, including protection of trade secrets, and other proprietary information. For example, we treat our proprietary computational technologies, including unpatented know-how and other proprietary information, as trade secrets. Trade secrets and know-how can be difficult to protect. Trade secrets and know-how can also in some instances be independently derived or reverse-engineered by a third party. We maintain the confidentiality of trade secrets and proprietary information, in part by entering into confidentiality agreements with our employees, consultants, strategic partners and others upon the commencement of their relationships with us. These agreements require that all confidential information developed by the individual or made known to the individual by us during the course of the individual’s relationship with us be kept confidential and not disclosed to third parties. Our agreements with employees and our personnel policies also provide that any inventions conceived by the individual in the course of rendering services to us shall be our exclusive property. However, we may not obtain these agreements in all circumstances, and even when we obtain these agreements, parties with whom we have these agreements may not comply with their terms. Any of the parties to these agreements may breach such agreements and disclose our proprietary information, including our trade secrets, and we may not be able to obtain adequate remedies for such breaches. In the event of unauthorized use or disclosure of our trade secrets or proprietary information, these agreements, even if obtained, may not provide meaningful protection, particularly for our trade secrets or other confidential information. We may also become involved in inventorship disputes relating to inventions and patents developed by our employees or consultants under such agreements. To the extent that our employees, consultants or contractors use technology or know-how owned by third parties in their work for us, disputes may arise between us and those third parties as to the rights in related inventions. To the extent that an individual who is not obligated to assign rights in intellectual property to us is rightfully an inventor of intellectual property, we may need to obtain an assignment or a license to that intellectual property from that individual, or a third party or from that individual’s assignee. Such assignment or license may not be available on commercially reasonable terms or at all.

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

The prosecution of certain patent applications and the maintenance and enforcement of certain patents that relate to our product candidates are controlled by our licensors or licensees. Although we may, under such arrangements, have rights to consult with our strategic partners on actions taken as well as back-up rights of prosecution and enforcement, we have in the past and may in the future relinquish rights to prosecute and maintain patents and patent applications within our portfolio as well as the ability to assert such patents against infringers. For example, under our collaboration agreement with Sanofi, in specified circumstances, Sanofi controls the prosecution and enforcement of certain of the patents and patent applications licensed to it.

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
▪
commencement or termination of collaborations for our programs; for instance, without limitation, our collaboration with Sanofi;
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

As of December 31, 2021, Topsøe Holding A/S, together with other holders of 5% or more of our outstanding capital stock and their respective affiliates, beneficially owned 25,822,782 shares, or approximately 79.5%, of our outstanding capital stock (which includes 19,391,577 shares, or approximately 74.4%, of our voting common stock). Accordingly, our principal stockholders will be able to control most matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, including mergers and sales of all or substantially all of our assets. The interests of these principal stockholders may not always coincide with your interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders. For example, our concentration of ownership could have the effect of delaying or preventing a change in control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could cause the market price of our common stock to decline or prevent our stockholders from realizing a premium over the market price for their shares of our common stock.

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

On December 11, 2020, pursuant to our registration statement on Form S-3 (File No. 333-249863), we completed a public offering of 1,221,224 shares of our common stock, which included the exercise of the underwriters’ option to purchase 333,333 shares in full, and pre-funded warrants to purchase an additional 1,334,332 shares of common stock (see Note 7 to our consolidated financial statements included in this Annual Report on Form 10-K for additional information). Additionally, in August 2021, our new shelf registration statement on Form S-3 (File No. 333-258644) was declared effective by the SEC, pursuant to which we may offer debt securities, preferred stock, common stock, non-voting common stock and certain other securities from time to time.

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

Effective internal controls over financial reporting are necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, are designed to prevent fraud. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could cause us to fail to meet our reporting obligations. In addition, any testing by us conducted in connection with Section 404 of the Sarbanes-Oxley Act or any subsequent testing by our independent registered public accounting firm, may reveal deficiencies in our internal controls over financial reporting that are deemed to be significant deficiencies or material weaknesses or that may require prospective or retroactive changes to our consolidated financial statements or identify other areas for further attention or improvement. We have identified deficiencies in the past which we have taken steps to address. However, our efforts to remediate previous deficiencies may not be effective or prevent any future deficiency in our internal control over financial reporting. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock.

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

An independent assessment of the effectiveness of our internal controls could detect problems that our management’s assessment might not. In addition, our independent registered public accounting firm did not perform an evaluation of our internal control over financial reporting as of December 31, 2021, 2020 or 2019 in accordance with the provisions of the Sarbanes-Oxley Act. Had our independent registered public accounting firm performed such an evaluation, control deficiencies may have been identified by management or our independent registered public accounting firm, and those control deficiencies could have also represented one or more material weaknesses. Undetected material weaknesses in our internal controls could lead to consolidated financial statement restatements and require us to incur the expense of remediation.

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

We are an “emerging growth company,” as defined in the JOBS Act. For as long as we continue to be an emerging growth company, we may choose to take advantage of exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We will remain an “emerging growth company” until the earliest to occur of: the last day of the fiscal year in which we have more than $1.07 billion in annual revenue, the date we qualify as a “large accelerated filer,” with the market value of our common stock held by non-affiliates exceeding $700 million as of

June 30, the issuance by us of more than $1.0 billion of non-convertible debt over a three-year period, and the last day of the fiscal year ending after the fifth anniversary of our IPO, or December 31, 2024. Investors could find our common stock less attractive if we choose to rely on these exemptions. In addition, the JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards. We have elected to use this extended transition period until the earlier of the date that we (i) are no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, our consolidated financial statements may not be comparable to companies that comply with the new or revised accounting standards as of public company effective dates. If some investors find our common stock less attractive as a result of any of our reliance on these exemptions, there may be a less active trading market for our common stock and our share price may be more volatile.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We lease approximately 68,100 square feet of office, laboratory and manufacturing space in Mountain View, California under three leases which expire in August 2023, September 2024 and June 2032. Additionally, we have a lease for office and laboratory space in Doylestown, Pennsylvania. We believe this space is sufficient to meet our near-term needs and that any additional space we may require will be available on commercially reasonable terms.

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

Holders of Record

As of March 21, 2022, there were 7 holders of record of our common stock and 6 holders of record of our non-voting common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees.

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

The following graph compares the cumulative total return to stockholder return on our common stock relative to the cumulative total returns of the Nasdaq Composite Index and the Nasdaq Biotechnology Index. An investment of $100 is assumed to have been made in our common stock and each index on September 18, 2019 (the first day of trading of our common stock with a closing price on that date of $24.30) and its relative performance is tracked through December 31, 2021. Pursuant to applicable SEC rules, all values assume reinvestment of the full amount of all dividends; however no dividends have been declared on our common stock to date. The stockholder returns shown on the graph below are based on historical results and are not indicative of future performance, and we do not make or endorse any predictions as to future stockholder returns.

COMPARISON OF 27 MONTH CUMULATIVE TOTAL RETURN*

$450
$400
$350
$300
$250
$200
$150
$100
$50
$0
9/18/19
10/19
12/19
2/20
4/20
6/20
8/20
10/20
12/20
2/21
4/21
6/21
8/21
10/21
12/21
IGM Biosciences, Inc.
NASDAQ Composite
NASDAQ Biotechnology

*$100 invested on 9/18/19 in stock or 8/31/19 in index, including reinvestment of dividends.
Fiscal year ending December 31.

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

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report on Form 10-K, including information with respect to our plans and strategy for our business, includes forward looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Annual Report on Form 10-K, our actual results could differ materially from the results described in or implied by, these forward-looking statements.

Overview

We are a clinical-stage biotechnology company pioneering the development of IgM antibodies for the treatment of cancer, infectious diseases, and autoimmune and inflammatory diseases. IgM antibodies have inherent properties that we believe may enable them to bind more strongly to targets on the surface of cells than comparable IgG antibodies. We have created a proprietary IgM antibody technology platform that we believe is particularly well suited for developing T cell engagers, receptor cross-linking agonists, targeted cytokines, and target neutralizers. Our product candidates currently in clinical testing include:

•
IGM-2323: A bispecific T cell engaging IgM antibody targeting CD20 and CD3 proteins currently in a Phase 2 clinical trial for the treatment of relapsed/refractory B cell non-Hodgkin’s lymphoma (NHL) patients.
•
IGM-8444: An IgM antibody targeting Death Receptor 5 (DR5) proteins, which may prove to be useful for the treatment of patients with solid and hematologic malignancies, currently in a Phase 1 clinical trial for the treatment of solid cancers.

Our oncology pipeline also includes IGM-7354, an anti-PD-L1 IgM antibody that targets the delivery of interleukin-15 (IL-15) cytokines to the area of PD-L1 expressing cells for the treatment of patients with solid and hematologic malignancies; IGM-2644, a bispecific T cell engaging IgM antibody targeting CD38 and CD3 proteins for the treatment of patients with multiple myeloma; and IGM-2537, a bispecific T cell engaging IgM antibody targeting CD123, and CD3 proteins for the treatment of patients with Acute Myeloid Leukemia (AML), Myelodysplastic Syndromes (MDS) and Acute Lymphoblastic Leukemia (ALL).

We believe that we have the most advanced research and development program focused on therapeutic IgM antibodies. We have created a portfolio of patents and patent applications, know-how and trade secrets directed to our platform technology, product candidates and manufacturing capabilities, and we retain worldwide commercial rights to all of our product candidates and the intellectual property related thereto.

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

We have incurred significant net losses to date. Our ability to generate product revenue sufficient to achieve profitability will depend on the successful development and eventual commercialization of one or more of our current or future product candidates. Our net losses were $165.2 million, $81.4 million, and $43.1 million for the years ended December 31, 2021, 2020 and 2019, respectively. As of December 31, 2021, we had an accumulated deficit of $353.7 million. These losses have resulted primarily from costs incurred in connection with research and development activities and general and administrative costs associated with our operations. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future, and our net losses may fluctuate significantly from period to period, depending on the timing of and expenditures on our planned research and development activities.

We expect our expenses and capital requirements will increase substantially in connection with our ongoing activities as we:

▪
advance the development of our clinical-stage and other product candidates;
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

We do not have any products approved for sale and have not generated any revenue since inception. We have funded our operations primarily from the sale of common stock and pre-funded warrants in our public offerings and the sale of convertible preferred stock and the issuance of unsecured promissory notes in private placements.

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

We expect our research and development expenses to increase substantially for the foreseeable future as we continue to invest in research and development activities to advance our product candidates and our clinical programs, expand our product candidate pipeline and continue to build out and expand our in-house manufacturing capabilities. The process of conducting the necessary preclinical and clinical research to obtain regulatory approval is costly and time-consuming. To the extent that we initiate additional clinical development activities for our product candidates, as well as advance into larger and later stage clinical trials, our expenses will increase substantially and may become more variable. The actual probability of success for our product candidates may be affected by a variety of factors, including the safety and efficacy of our product candidates, investment in our clinical programs, manufacturing capability and competition with other products. As a result of these variables, we are unable to determine the duration and completion costs of our research and development projects or when and to what extent we will generate revenue from the commercialization and sale of our product candidates. We may never succeed in achieving regulatory approval for any of our product candidates.

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

Results of Operations

Comparison of the Years Ended December 31, 2021 and 2020

	Year Ended December 31,
(in thousands)	2021	2020	Change
Operating expenses:
Research and development	$127,026	$65,030	$61,996
General and administrative	38,297	18,250	20,047
Total operating expenses	165,323	83,280	82,043
Loss from operations	(165,323)	(83,280)	(82,043)
Other income, net	159	1,925	(1,766)
Net loss	$(165,164)	$(81,355)	$(83,809)

Research and Development Expenses

The following table summarizes our research and development expenses incurred during the periods indicated:

	Year Ended December 31,
(in thousands)	2021	2020	Change
Direct expenses
Clinical stage programs (1)	$47,866	$24,126	$23,740
Preclinical stage programs	28,008	15,035	12,973
Indirect expenses
Personnel-related	39,573	21,184	18,389
Depreciation and facilities	11,579	4,685	6,894
Total research and development expenses	$127,026	$65,030	$61,996
(1)
For the year ended December 31, 2021, includes direct expenses related to: (i) IGM-2323, for which we announced the dosing of the first patient in our Phase 1 clinical trial in October 2019; (ii) IGM-8444, for which we announced the dosing of the first patient in our Phase 1 clinical trial in September 2020; and (iii) IGM-6268, for which we initiated a Phase 1 clinical trial in December 2021.

Research and development expenses were $127.0 million in 2021 compared to $65.0 million in 2020. The increase of $62.0 million was primarily driven by advancement of our product candidates. Clinical stage program expenses increased by $23.7 million, primarily driven by a $9.5 million increase in expenses related to IGM-2323, a $9.4 million increase in expenses related to IGM-6268, and a $2.4 million increase in expenses related to IGM-8444. Preclinical stage program expenses increased by $13.0 million, primarily driven by an increase in expenses related to IGM-7354 and our other preclinical programs. Personnel-related expenses increased by $18.4 million, driven by an increase in headcount and stock-based compensation expense. Depreciation and facilities expenses increased by $6.9 million, primarily due to depreciation expense of our cGMP manufacturing facility which was placed in service in 2021, and higher rental expense under a new lease agreement for additional space.

General and Administrative Expenses

General and administrative expenses were $38.3 million in 2021 compared to $18.3 million in 2020. The increase of $20.0 million was primarily due to a $15.1 million increase in personnel-related expenses and stock-based compensation expense resulting from an increase in headcount, and $3.5 million increase related to professional services and insurance costs.

Other Income, Net

Other income, net was $0.2 million in 2021 compared to $1.9 million in 2020. The decrease of $1.8 million was primarily due to lower cash and investment balances and lower interest rates.

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

Liquidity and Capital Resources

Liquidity

Due to our significant research and development expenditures, we have generated operating losses since our inception. We have funded our operations primarily through the sale of common stock and Pre-Funded Warrants in our public offerings, the sale of convertible preferred stock and the issuance of unsecured promissory notes in private placements. As of December 31, 2021, we had cash and investments of $229.5 million. As of December 31, 2021, we had an accumulated deficit of $353.7 million. We believe that our cash and investments will be sufficient to fund our planned operations for at least one year past the issuance date of the consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.

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
▪
the effects of the disruptions to and volatility in the credit and financial markets in the United States and worldwide related to the COVID-19 pandemic;
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

There can be no assurance that, in the event we require additional financing, such financing will be available at terms acceptable to us, if at all. Failure to raise sufficient capital when needed or generate sufficient cash flow from operations, would impact our ability to pursue our business strategies and could require us to delay, scale back or discontinue one or more of our product development programs, or other aspects of our business objectives. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated preclinical studies and clinical trials. To the extent that we raise additional capital through collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our product candidates, future revenue streams or research programs at an earlier stage of development or on less favorable terms than we would otherwise choose or to grant licenses on terms that may not be favorable to us. If we do raise additional capital through public or private equity or convertible debt offerings, the ownership interest of our existing stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our stockholders’ rights. If we raise additional capital through debt financing, we may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we are unable to obtain additional funding from these or other sources, it may be necessary to significantly reduce our rate of spending through reductions in staff and delaying, scaling back, or stopping certain research and development programs.

Summary Statement of Cash Flows

The following table sets forth the primary sources and uses of cash for each of the periods presented below:

	Year Ended December 31,
(in thousands)	2021	2020	2019
Net cash used in operating activities	$(124,339)	$(67,303)	$(45,116)
Net cash provided by (used in) investing activities	14,818	57,711	(203,238)
Net cash provided by financing activities	2,476	214,781	282,258

Net Cash Used in Operating Activities

In 2021, net cash used in operating activities was $124.3 million, which consisted primarily of a net loss of $165.2 million, partially offset by $34.4 million in non-cash charges and a net change of $6.4 million in our net operating assets and liabilities. The net change in our operating assets and liabilities was primarily due to an increase in accrued liabilities of $12.6 million, partially offset by an increase in prepaid expenses and other current assets of $3.3 million, a decrease in lease liabilities, net of $3.0 million, an increase in other assets of $0.5 million, and a decrease in accounts payable of $0.7 million. The non-cash charges primarily consisted of stock-based compensation expense of $25.9 million, depreciation expense of $4.5 million, non-cash lease expense of $3.2 million, net amortization of premiums and accretion of discounts on investments of $0.6 million, and loss on disposal of property, plant and equipment of $0.2 million.

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

Net Cash Provided by (Used in) Investing Activities

In 2021, net cash provided by investing activities was $14.8 million, which consisted of $154.4 million in maturities of investments, and sales of investments of $3.0 million, offset by $129.3 million in purchases of investments, and $13.2 million in purchases of property, plant, and equipment for research and development activities.

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

Net Cash Provided by Financing Activities

In 2021, net cash provided by financing activities was $2.5 million, which consisted primarily of $4.0 million of proceeds received from purchases under our employee stock purchase plan (ESPP) and from the exercise of stock options under our equity plans. These proceeds were offset by $1.6 million related to payments of employee taxes and exercise costs for shares withheld in connection with stock option exercises.

In 2020, net cash provided by financing activities was $214.8 million, which consisted primarily of $215.7 million of net proceeds from our public offering of common stock and pre-funded warrants as well as $0.8 million of proceeds received from purchases under our ESPP and from the exercise of stock options under our equity plans. These proceeds were offset by $1.7 million related to payments of employee taxes and exercise costs for shares withheld in connection with stock option exercises.

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

Contractual Obligations and Commitments

The following table summarizes our contractual obligations and other commitments as of December 31, 2021:

	Payments Due by Period
(in thousands)	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years	Total
Contractual obligations:
Operating lease obligations (1)	$5,210	$9,460	$5,756	$17,503	$37,929

(1)
Payments due for our lease of office, laboratory and manufacturing spaces. The payments represent gross operating lease obligations, and includes $2.2 million for a building lease signed in November 2021, which had not commenced as of December 31, 2021.

In addition, we enter into agreements in the normal course of business with CROs, CMOs and other vendors for research and development services for operating purposes, which are generally cancelable upon written notice. These payments are not included in this table of contractual obligations.

We have not included milestone or royalty payments or other contractual payment obligations in the table above as the timing and amount of such obligations are unknown or uncertain. See Note 5 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Critical Accounting Policies and Use of Estimates

Our consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP). The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe that the accounting policies discussed below are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.

While our significant accounting policies are described in the notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K, we believe that the following critical accounting policies are most important to understanding and evaluating our reported financial results.

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

As actual costs become known, we adjust our accruals. Although we do not expect our estimates to be materially different from amounts actually incurred, such estimates for the status and timing of services performed relative to the actual status and timing of services performed may vary and could result in us reporting amounts that are too high or too low in any particular period. Our accrual is dependent, in part, upon the receipt of timely and accurate reporting from CROs and other third-party vendors. Variations in the assumptions used to estimate accruals including, but not limited to, the number of patients enrolled, the rate of patient enrollment and the actual services performed, may vary from our estimates, resulting in adjustments to clinical trial expenses in future periods. Changes in these estimates that result in material changes to our accruals could materially affect our financial condition and results of operations. Through December 31, 2021, there have been no material differences from our estimated accrued research and development expenses to actual expenses.

Stock-Based Compensation

We account for stock-based compensation by measuring and recognizing compensation expense for all share-based awards made to employees and directors based on estimated grant-date fair values. We use the straight-line method to allocate compensation cost to reporting periods over the requisite service period, which is generally the vesting period. The grant date fair value of restricted stock units is estimated based on the closing stock price of our common stock on the date of grant. The grant date fair value of stock options granted to employees and directors is estimated using the Black-Scholes option-pricing valuation model. The Black-Scholes model requires the input of subjective assumptions, including fair value of common stock, expected term, expected volatility, risk-free interest rate and expected dividends, which are described in greater detail below.

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

We account for forfeitures as they occur. Disclosures related to stock-based compensation have been included for employee stock-based compensation only. Stock-based compensation awarded to non-employees for the years ended December 31, 2021, 2020, and 2019 was not material. The fair value of each purchase under our ESPP is estimated at the beginning of the offering period using the Black-Scholes option pricing model.

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

Under ASC 842, we determine if an arrangement is a lease at inception. In addition, we determine whether leases meet the classification criteria of a finance or operating lease at the lease commencement date considering: (1) whether the lease transfers ownership of the underlying asset to the lessee at the end of the lease term, (2) whether the lease grants the lessee an option to purchase the underlying asset that the lessee is reasonably certain to exercise, (3) whether the lease term is for a major part of the remaining economic life of the underlying asset, (4) whether the present value of the sum of the lease payments and residual value guaranteed by the lessee equals or exceeds substantially all of the fair value of the underlying asset, and (5) whether the underlying asset is of such a specialized nature that it is expected to have no alternative use to the lessor at the end of the lease term. As of December 31, 2021, our lease population consisted of real estate operating leases. As of December 31, 2021, we did not have finance leases.

Operating leases are included in operating lease right-of-use (ROU) assets, lease liabilities, current, and lease liabilities, non-current in our balance sheet. ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. In determining the present value of lease payments, we use our incremental borrowing rate based on the information available at the lease commencement date if the rate implicit in the lease is not readily determinable. We determine the incremental borrowing rate base on an analysis of corporate bond yields with a credit rating similar ours. The determination of our incremental borrowing rate requires management judgment including the development of a synthetic credit rating and cost of debt as we currently do not carry any debt. We believe that the estimates used in determining the incremental borrowing rate are reasonable based upon current facts and circumstances. Applying different judgments to the same facts and circumstances could result in the estimated amounts to vary. The operating lease ROU assets also include adjustments for prepayments and accrued lease payments and exclude lease incentives. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise such options. Operating lease cost is recognized on a straight-line basis over the expected lease term. Lease agreements entered into after the adoption of ASC 842 that include lease and non-lease components are accounted for as a single lease component. Lease agreements with a noncancelable term of less than 12 months are not recorded on our balance sheet. For more information about the impact of adoption and disclosures on our leases, refer to “Note 10 – Commitments and Contingencies” in our notes to consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

The primary objectives of our investment activities are to ensure liquidity and to preserve capital. We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities. There was no material foreign currency risk for the year ended December 31, 2021. We held $229.5 million in cash and investments as of December 31, 2021 which consisted of money market funds, U.S Treasury securities, corporate bonds, commercial paper, and U.S. government agency securities. We held no interest-bearing liabilities as of December 31, 2021. Historical fluctuations in interest rates have not been significant for us. An immediate 1% relative change in interest rates would not have a material effect on the fair market value of our cash equivalents and investments.

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of IGM Biosciences, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of IGM Biosciences, Inc., (the "Company") as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive loss, convertible preferred stock and stockholders' equity (deficit), and cash flows, for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Deloitte & Touche LLP

San Francisco, California

March 28, 2022

We have served as the Company's auditor since 2019.

IGM Biosciences, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share data)

	December 31,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$133,334	$241,080
Restricted cash	701	—
Short-term investments	96,208	125,189
Prepaid expenses and other current assets	10,504	7,003
Total current assets	240,747	373,272
Property, plant and equipment, net	28,495	23,226
Operating lease right-of-use asset	27,849	11,586
Other assets	1,036	548
Total assets	$298,127	$408,632
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	5,584	7,924
Accrued liabilities	18,876	6,649
Lease liabilities, current	3,320	2,667
Total current liabilities	27,780	17,240
Lease liabilities, non-current	25,439	9,577
Total liabilities	53,219	26,817
Commitments and contingencies (Note 10)
Stockholders' equity:
Preferred stock	—	—
Common stock, $0.01 par value; 1,000,000,000 shares authorized as of December 31, 2021 and December 31, 2020; 26,066,818 and 25,542,931 shares issued and outstanding as of December 31, 2021 and December 31, 2020, respectively	261	255
Non-voting common stock, $0.01 par value; 200,000,000 and 6,431,208 shares authorized as of December 31, 2021 and December 31, 2020; 6,431,205 shares issued and outstanding as of December 31, 2021 and December 31, 2020	64	64
Additional paid-in-capital	598,373	570,030
Accumulated other comprehensive income (loss)	(66)	26
Accumulated deficit	(353,724)	(188,560)
Total stockholders’ equity	244,908	381,815
Total liabilities and stockholders’ equity	$298,127	$408,632

The accompanying notes are an integral part of these consolidated financial statements.

IGM Biosciences, Inc.

Consolidated Statements of Operations

(in thousands, except share and per share data)

	Year Ended December 31,
	2021	2020	2019
Operating expenses:
Research and development	$127,026	$65,030	$35,257
General and administrative	38,297	18,250	9,241
Total operating expenses	165,323	83,280	44,498
Loss from operations	(165,323)	(83,280)	(44,498)
Other income, net	159	1,925	1,365
Net loss	$(165,164)	$(81,355)	$(43,133)
Net loss per share, basic and diluted	$(4.93)	$(2.65)	$(4.80)
Weighted-average common shares outstanding, basic and diluted	33,479,782	30,748,280	8,995,410

The accompanying notes are an integral part of these consolidated financial statements.

IGM Biosciences, Inc.

Consolidated Statements of Comprehensive Loss

(in thousands)

	Year Ended December 31,
	2021	2020	2019
Net loss	$(165,164)	$(81,355)	$(43,133)
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on investments	(92)	(17)	43
Comprehensive loss	$(165,256)	$(81,372)	$(43,090)

The accompanying notes are an integral part of these consolidated financial statements.

IGM Biosciences, Inc.

Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands, except share data)

	Convertible Preferred Stock		Common Stock		Non-Voting Common Stock		Additional Paid-In-	Due To (From) Related	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Party	Income (Loss)	Deficit	Equity (Deficit)
Balance—December 31, 2018	9,501,620	$60,917	438,074	$4	—	$—	$751	$(2,511)	$—	$(64,072)	$(65,828)
Exercise of stock options	—	—	184,036	2	—	—	177	—	—	—	179
Issuance of common stock	—	—	7,566	—	—	—	11	—	—	—	11
Related party equity transaction	—	—	—	—	—	—	39	2,511	—	—	2,550
Issuance of Series C convertible preferred stock, net of issuance costs of $0.4 million	7,717,446	101,636	—	—	—	—	—	—	—	—	—
Vesting of restricted stock	—	—	58,259	1	—	—	(1)	—	—	—	—
Conversion of convertible preferred stock into common stock and non-voting common stock	(17,219,066)	(162,553)	10,787,861	108	6,431,205	64	162,381	—	—	—	162,553
Issuance of common stock upon initial public offering, net of issuance costs of $4.3 million	—	—	12,578,125	125	—	—	182,717	—	—	—	182,842
Unrealized gain on investments	—	—	—	—	—	—	—	—	43	—	43
Stock-based compensation expense	—	—	—	—	—	—	1,014	—	—	—	1,014
Net loss	—	—	—	—	—	—	—	—	—	(43,133)	(43,133)
Balance—December 31, 2019	—	—	24,053,921	240	6,431,205	64	347,089	—	43	(107,205)	240,231
Issuance of common stock and pre-funded warrants, net of offering costs of $0.8 million	—	—	1,221,224	12	—	—	215,400	—	—	—	215,412
Exercise of stock options, net of shares withheld for taxes and exercise costs	—	—	170,537	2	—	—	(1,595)	—	—	—	(1,593)
Vesting of restricted stock	—	—	58,259	1	—	—	(1)	—	—	—	—
Issuance of common stock upon restricted stock unit settlement	—	—	7,645	—	—	—	—	—	—	—	—
Purchases under employee stock purchase plan	—	—	31,345	—	—	—	683	—	—	—	683
Unrealized gain (loss) on investments	—	—	—	—	—	—	—	—	(17)	—	(17)
Stock-based compensation expense	—	—	—	—	—	—	8,454	—	—	—	8,454
Net loss	—	—	—	—	—	—	—	—	—	(81,355)	(81,355)
Balance—December 31, 2020	—	—	25,542,931	255	6,431,205	64	570,030	—	26	(188,560)	381,815
Exercise of stock options, net of shares withheld for taxes and exercise costs	—	—	500,733	6	—	—	1,565	—	—	—	1,571
Issuance of common stock upon restricted stock unit settlement	—	—	4,531	—	—	—	—	—	—	—	—
Purchases under employee stock purchase plan	—	—	18,623	—	—	—	905	—	—	—	905
Unrealized gain (loss) on investments	—	—	—	—	—	—	—	—	(92)	—	(92)
Stock-based compensation expense	—	—	—	—	—	—	25,873	—	—	—	25,873
Net loss	—	—	—	—	—	—	—	—	—	(165,164)	(165,164)
Balance—December 31, 2021	—	$—	26,066,818	$261	6,431,205	$64	$598,373	$—	$(66)	$(353,724)	$244,908

The accompanying notes are an integral part of these consolidated financial statements.

IGM Biosciences, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2021	2020	2019
Cash flows from operating activities:
Net loss	$(165,164)	$(81,355)	$(43,133)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	4,484	1,025	597
Stock-based compensation expense	25,873	8,454	1,014
Net amortization of premiums and accretion of discounts on investments	624	(23)	(306)
Non-cash lease expense	3,240	2,551	1,736
Loss on disposal of property, plant and equipment	157	—	—
Changes in assets and liabilities:
Prepaid expenses and other current assets	(3,298)	(252)	(5,412)
Other assets	(488)	(290)	(258)
Income tax receivable	—	35	—
Accounts payable	652	2,198	1,961
Accrued liabilities	12,569	2,837	(25)
Lease liabilities, net	(2,988)	(2,483)	(1,254)
Other current liabilities	—	—	(9)
Other long-term liabilities	—	—	(27)
Net cash used in operating activities	(124,339)	(67,303)	(45,116)

Cash flows from investing activities:
Purchase of property, plant and equipment	(13,244)	(17,502)	(2,337)
Purchases of investments	(129,348)	(208,564)	(208,901)
Maturities of investments	154,413	283,777	8,000
Sales of investments	2,997	—	—
Net cash provided by (used in) investing activities	14,818	57,711	(203,238)

Cash flows from financing activities:
Proceeds from new investors for issuance of Series C convertible preferred stock	—	—	72,000
Proceeds from related party for issuance of Series C convertible preferred stock	—	—	10,000
Payment of issuance costs for Series C convertible preferred stock	—	—	(324)
Proceeds from related party capital contribution	—	—	2,550
Proceeds from loan from related party	—	—	15,000
Proceeds from common stock issuance	—	—	11
Proceeds from exercise of stock options and purchases under the employee stock purchase plan	4,031	821	179
Payment of employee taxes and exercise costs for shares withheld	(1,555)	(1,731)	—
Proceeds from issuance of initial public offering, net of underwriters' commission	—	—	187,162
Proceeds from issuance of common stock and pre-funded warrants, net of issuance costs	—	216,186	—
Payment of issuance costs for public offerings	—	(495)	(4,320)
Net cash provided by financing activities	2,476	214,781	282,258
Net increase (decrease) in cash, cash equivalents and restricted cash	(107,045)	205,189	33,904
Cash, cash equivalents, and restricted cash, beginning of year	241,080	35,891	1,987
Cash, cash equivalents, and restricted cash, end of year	$134,035	$241,080	$35,891

Reconciliation of cash, cash equivalents, and restricted cash
Cash and cash equivalents	133,334	241,080	35,891
Restricted cash	701	—	—
Cash, cash equivalents, and restricted cash	$134,035	$241,080	$35,891
Supplemental disclosure of cash flow information:
Cash paid for interest on related party loan	$—	$—	$297
Supplemental disclosure of non-cash investing and financing activities:
Right-of-use assets recognized in exchange for lease obligations	$19,503	$—	$14,137
Acquisition of property, plant and equipment in accounts payable and accrued liabilities	$495	$3,829	$962
Issuance costs for public offerings in accounts payable and accrued liabilities	$—	$279	$—
Issuance costs for Series C convertible preferred stock in accounts payable and accrued liabilities	$—	$—	$40
Settlement of related party loan through issuance of Series C convertible preferred stock	$—	$—	$20,000
Conversion of convertible preferred stock into common stock and non-voting common stock	$—	$—	$162,553

The accompanying notes are an integral part of these consolidated financial statements.

IGM Biosciences, Inc.

Notes to Consolidated Financial Statements

Note 1. Organization

Description of the Business

IGM Biosciences, Inc. (the Company) was incorporated in the state of Delaware in August 1993 under the name Palingen, Inc. and the name was subsequently changed to IGM Biosciences, Inc. in 2010. The Company’s headquarters are in Mountain View, California. IGM Biosciences, Inc. is a biotechnology company engaged in the development of IgM antibody therapeutics for the treatment of cancer, infectious diseases and autoimmune and inflammatory diseases.

In December 2017, the Company established a holding company (Holdco); in April 2019, Holdco was subsequently dissolved and equity interests in Holdco were converted into equity interests in the Company. The information included in these consolidated financial statements is consistently presented as if it is that of the Company, even during the interim period when investors held their equity interests in Holdco. Topsøe Holding A/S (previously known as Haldor Topsøe A/S) is a significant investor in the Company either through its direct equity ownership or indirectly as the majority owner of Holdco, until Holdco was dissolved in April 2019. Topsøe Holding A/S and Holdco represent a combined entity (Significant Investor) as referenced herein.

Basis of Presentation

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the deferred offering United States of America (U.S. GAAP). The accompanying consolidated financial statements include the accounts of the Company's wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. All U.S. dollar (USD) amounts presented, except per share amounts, are stated in thousands, unless otherwise indicated.

Follow-on Offering

On November 12, 2020, the Company’s registration statement on Form S-3 (File No. 333-249863) was declared effective by the Securities and Exchange Commission (the SEC). On December 11, 2020, pursuant to the Form S-3 that was filed, the Company completed a public offering (2020 Public Offering) of 1,221,224 shares of its common stock, which included the exercise of the underwriters’ option to purchase 333,333 shares in full, and pre-funded warrants to purchase an additional 1,334,332 shares of common stock (Pre-funded Warrants). The Pre-funded Warrants were issued to two separate related party affiliates. The public offering price of common stock was $90.00 per share and the public offering price of each Pre-funded Warrant was $89.99, with each Pre-funded Warrant having an exercise price of $0.01. After deducting underwriting discounts and commissions and offering costs paid or payable by the Company of approximately $14.6 million, the net proceeds from the 2020 Public Offering were $215.4 million.

IGM Biosciences, Inc.

Notes to Consolidated Financial Statements — Continued

Liquidity

The Company has incurred net operating losses and negative cash flows from operations since its inception and had an accumulated deficit of $353.7 million as of December 31, 2021. As of December 31, 2021, the Company had cash and investments of $229.5 million. Management believes that the existing financial resources are sufficient to continue operating activities at least one year past the issuance date of these consolidated financial statements. The Company has historically financed its operations primarily through the sale of common stock and Pre-Funded Warrants in its public offerings and the sale of convertible preferred stock and the issuance of unsecured promissory notes in private placements. To date, none of the Company’s product candidates have been approved for sale, and the Company has not generated any revenue since inception. Management expects operating losses to continue and increase for the foreseeable future, as the Company initiates additional clinical development activities for its product candidates. The Company’s prospects are subject to risks, expenses and uncertainties frequently encountered by companies in the biotechnology industry as discussed below. While the Company has been able to raise multiple rounds of financing, there can be no assurance that in the event the Company requires additional financing, such financing will be available on terms which are favorable or at all. Failure to raise sufficient capital when needed or generate sufficient cash flow from operations would impact the ability to pursue business strategies and could require the Company to delay, scale back or discontinue one or more product development programs, or other aspects of the Company's business objectives.

Note 2. Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. On an ongoing basis, the Company evaluates its estimates, including, but not limited to, those related to investments, manufacturing accruals, accrued research and development expenses, fair value of common stock, stock-based compensation, operating lease right-of-use (ROU) assets and liabilities, income tax uncertainties and the valuation of deferred tax assets. The Company bases its estimates on its historical experience and also on assumptions that it believes are reasonable; however, actual results could significantly differ from those estimates.

Segments

The Company operates and manages its business as one reportable and operating segment, which is the business of developing engineered IgM antibodies for the treatment of cancer, infectious diseases and autoimmune and inflammatory diseases. The Company’s chief executive officer, who is the chief operating decision maker, reviews financial information on an aggregate basis for allocating and evaluating financial performance. All long-lived assets are maintained in, and all losses are attributable to, the United States of America.

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

IGM Biosciences, Inc.

Notes to Consolidated Financial Statements — Continued

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

Cash, Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments with original maturities of three months or less from the date of purchase to be cash and cash equivalents. Cash equivalents consist primarily of amounts invested in money market funds and commercial paper and are stated at fair value. Restricted cash consists of a grant received from a non-profit organization which the Company will utilize as it incurs expenses for services performed under the grant agreement.

Investments

The Company’s investments have been classified and accounted for as available-for-sale securities. Fixed income securities consist of U.S. Treasury securities, U.S. government agency securities, corporate debt, and commercial paper. The specific identification method is used to determine the cost basis of fixed income securities sold. These securities are recorded on the consolidated balance sheets at fair value. Unrealized gains and losses on these securities are included as a separate component of accumulated other comprehensive income (loss). The cost of investment securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion are included in other income, net. Realized gains and losses and declines in fair value judged to be other-than-temporary, if any, are also included in other income, net. The Company evaluates securities for other-than-temporary impairment at the balance sheet date. Declines in fair value determined to be other-than-temporary are also included in other income, net. The Company classifies its investments as short or long term primarily based on the remaining contractual maturity of the securities.

Property, Plant and Equipment

Property, plant and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation is determined using the straight-line method over the estimated useful lives of the respective assets, generally three to five years. Leasehold improvements are amortized using the straight-line method over the shorter of the lease term or the estimated useful economic lives of the related assets. Assets are held in construction in progress until placed in service, upon which date, we begin to depreciate these assets.

Upon retirement or sale of the assets, the cost and related accumulated depreciation and amortization are removed from the balance sheet and the resulting gain or loss are recorded to the statements of operations. Repairs and maintenance are charged to the consolidated statements of operations as incurred.

IGM Biosciences, Inc.

Notes to Consolidated Financial Statements — Continued

Leases

Under Accounting Standard Update (ASU) No. 2016-02, Leases (ASC 842) and its associated amendments, the Company determines if an arrangement is a lease at inception. In addition, the Company determines whether leases meet the classification criteria of a finance or operating lease at the lease commencement date considering: (1) whether the lease transfers ownership of the underlying asset to the lessee at the end of the lease term, (2) whether the lease grants the lessee an option to purchase the underlying asset that the lessee is reasonably certain to exercise, (3) whether the lease term is for a major part of the remaining economic life of the underlying asset, (4) whether the present value of the sum of the lease payments and residual value guaranteed by the lessee equals or exceeds substantially all of the fair value of the underlying asset, and (5) whether the underlying asset is of such a specialized nature that it is expected to have no alternative use to the lessor at the end of the lease term. As of December 31, 2021, the Company's lease population consisted of real estate. As of December 31, 2021, the Company did not have finance leases.

Operating leases are included in operating lease ROU assets, lease liabilities, current, and lease liabilities, non-current in the Company’s consolidated balance sheet. ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. In determining the present value of lease payments, the Company uses its incremental borrowing rate based on the information available at the lease commencement date if the rate implicit in the lease is not readily determinable. The Company determines the incremental borrowing rate based on an analysis of corporate bond yields with a credit rating similar to the Company.

The determination of the Company’s incremental borrowing rate requires management judgment including the development of a synthetic credit rating and cost of debt as the Company currently does not carry any debt. The Company believes that the estimates used in determining the incremental borrowing rate are reasonable based upon current facts and circumstances. Applying different judgments to the same facts and circumstances could result in the estimated amounts to vary. The operating lease ROU assets also include adjustments for prepayments and accrued lease payments and exclude lease incentives. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise such options. Operating lease cost is recognized on a straight-line basis over the expected lease term. Variable lease costs represent payments that are dependent on usage, a rate or index. Variable lease cost primarily relates to common area maintenance charges. Lease agreements that include lease and non-lease components are accounted for as a single lease component. Lease agreements with a noncancelable term of less than 12 months are not recorded on the Company’s consolidated balance sheet.

Impairment of Long-Lived Assets

The Company evaluates the carrying amount of its long-lived assets, such as property and equipment, whenever events or changes in circumstances indicate that the assets may not be recoverable. An impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition are less than the carrying amount of the asset. There was no impairment of long-lived assets in 2021, 2020 and 2019.

IGM Biosciences, Inc.

Notes to Consolidated Financial Statements — Continued

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

As actual costs become known, the Company adjusts its accruals. Although the Company does not expect its estimates to be materially different from amounts actually incurred, such estimates for the status and timing of services performed relative to the actual status and timing of services performed may vary and could result in the Company reporting amounts that are too high or too low in any particular period. The Company’s accrual is dependent, in part, upon the receipt of timely and accurate reporting from CROs and other third-party vendors. Variations in the assumptions used to estimate accruals including, but not limited to, the number of patients enrolled, the rate of patient enrollment and the actual services performed, may vary from the Company’s estimates, resulting in adjustments to clinical trial expenses in future periods. Changes in these estimates that result in material changes to the Company’s accruals could materially affect its financial condition and results of operations. Through December 31, 2021, there have been no material differences from the Company’s estimated accrued research and development expenses to actual expenses.

Acquired In-Process Research and Development Expenses

The Company has entered into agreements (See Note 5 – License Agreements) with third parties to acquire the rights to develop and potentially commercialize certain products. Such agreements generally require an initial payment by the Company when the contract is executed. The purchase of license rights for use in research and development activities, including product development, are expensed as incurred and are classified as research and development expense. Additionally, the Company may be obligated to make future royalty payments in the event the Company commercializes the technology and achieves a certain sales volume. In accordance with Financial Accounting Standards Board (FASB) Accounting Standard Codification (ASC) Topic 730, Research and Development, (ASC 730), expenditures for research and development, including upfront licensing fees and

IGM Biosciences, Inc.

Notes to Consolidated Financial Statements — Continued

milestone payments associated with products not yet been approved by the FDA, are charged to research and development expense as incurred. Future contract milestone and /or royalty payments will be recognized as expense after the achievement of the milestone and the corresponding milestone payment is legally due.

Contingent Consideration

Certain agreements the Company enters into involve the potential payment of future consideration that is contingent upon certain performance and revenue milestones being achieved (See Note 5 – License Agreements). Contingent consideration obligations incurred in connection with the purchase of license rights for use in research and development activities are recorded when legally due.

Stock-Based Compensation

The Company accounts for stock-based compensation by measuring and recognizing compensation expense for all share-based awards made to employees, non-employees and directors based on estimated grant-date fair values. The Company uses the straight-line method to allocate compensation cost to reporting periods over the requisite service period, which is generally the vesting period. The grant date fair value of restricted stock units is estimated based on the closing stock price of the Company’s common stock on the date of grant. The grant date fair value of stock options granted to employees and directors is estimated using the Black-Scholes option-pricing model. If the service inception date precedes the grant date, the Company accrues for the stock-based compensation based on the fair value at the reporting date. The Company accounts for forfeitures as they occur. The fair value of each purchase under the employee stock purchase plan (ESPP) is estimated at the beginning of the offering period using the Black-Scholes option pricing model and recorded as expense over the service period using the straight-line method.

Comprehensive Loss

Comprehensive loss represents the net loss for the period and other comprehensive loss. Other comprehensive loss reflects certain gains and losses that are recorded as a component of stockholders’ deficit and are not reflected in the consolidated statements of operations. The Company’s other comprehensive income (loss) consists of changes in unrealized gains and losses on available-for-sale investments.

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

IGM Biosciences, Inc.

Notes to Consolidated Financial Statements — Continued

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

The Company accounts for income tax contingencies using a benefit recognition model. If it considers that a tax position is more likely than not to be sustained upon audit, based solely on the technical merits of the position, it recognizes the benefit. The Company measures the benefit by determining the amount that is greater than 50% likely of being realized upon settlement, presuming that the tax position is examined by the appropriate taxing authority that has full knowledge of all relevant information. The Company is subject to taxation in the United States federal jurisdiction, state jurisdictions. Due to the Company’s losses incurred, the Company is subject to the income tax examination by authorities since inception. The Company’s policy is to recognize interest expense and penalties related to income tax matters as a component of income tax expense. As of December 31, 2021, there were no significant accruals for interest related to unrecognized tax benefits or tax penalties.

Recently Adopted Accounting Standards

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (ASU 2019-12), which is intended to simplify the accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. The Company adopted this ASU as of January 1, 2021 and the adoption did not have a material impact on its consolidated financial statements and related disclosures.

Recently Issued Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires that financial assets measured at amortized cost be presented at the net amount expected to be collected. The measurement of expected credit losses is based on historical experience, current conditions, and reasonable and supportable forecasts that affect collectability. This ASU also eliminates the concept of “other-than-temporary” impairment when evaluating available-for-sale debt securities and instead focuses on determining whether any impairment is a result of a credit loss or other factors. An entity will recognize an allowance for credit losses on available-for-sale debt securities rather than an other-than-temporary impairment that reduces the cost basis of the investment. This ASU is effective for fiscal years beginning after December 15, 2022 and interim periods within those fiscal years. Early adoption is permitted. The Company is currently assessing the impact of this standard on its consolidated financial statements and related disclosures.

Note 3. Fair Value Measurement

The Company applies fair value accounting for all financial assets and liabilities and non-financial assets and liabilities that are recognized or disclosed at fair value in the consolidated financial statements on a recurring basis. Fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, a three-tier fair value hierarchy has been established, which prioritizes the inputs used in measuring fair value as follows:

IGM Biosciences, Inc.

Notes to Consolidated Financial Statements — Continued

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

Financial instruments classified within Level 2 of the fair value hierarchy are valued based on other observable inputs, including broker or dealer quotations or alternative pricing sources. When quoted prices in active markets for identical assets or liabilities are not available, the Company relies on non-binding quotes from its investment managers, which are based on proprietary valuation models of independent pricing services. These models generally use inputs such as observable market data, quoted market prices for similar instruments, or historical pricing trends of a security relative to its peers. To validate the fair value determination provided by its investment managers, the Company reviews the pricing movement in the context of overall market trends and trading information from its investment managers. In addition, the Company assesses the inputs and methods used in determining the fair value in order to determine the classification of securities in the fair value hierarchy. There were no transfers between Levels 1, 2 and 3 during the years ended December 31, 2021 and 2020. As of December 31, 2021 and 2020, there were no financial instruments classified as Level 3.

The following tables set forth the fair value of the Company’s financial assets, which consist of investments measured and recognized at fair value (in thousands):

		December 31, 2021
	Fair Value Hierarchy Level	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Included within cash and cash equivalents:
Money market funds	Level 1	$99,326	$—	$—	$99,326
Commercial paper	Level 2	25,996	—	(1)	25,995
Corporate bonds	Level 2	1,802	—	(1)	1,801
Included within short-term investments:
U.S. treasury securities	Level 1	2,499	—	—	2,499
U.S. government agency securities	Level 2	24,260	—	(24)	24,236
Commercial paper	Level 2	51,376	—	(11)	51,365
Corporate bonds	Level 2	18,137	—	(29)	18,108
Total		$223,396	$—	$(66)	$223,330

IGM Biosciences, Inc.

Notes to Consolidated Financial Statements — Continued

		December 31, 2020
	Fair Value Hierarchy Level	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Included within cash and cash equivalents:
Money market funds	Level 1	$135,257	$—	$—	$135,257
U.S. treasury securities	Level 1	73,494	1	—	73,495
U.S. government agency securities	Level 2	30,783	—	(1)	30,782
Included within short-term investments:
U.S. treasury securities	Level 1	71,795	2	—	71,797
Corporate bonds	Level 2	6,876	1	—	6,877
Commercial paper	Level 2	2,997	—	—	2,997
U.S. government agency securities	Level 2	43,495	23	—	43,518
Total		$364,697	$27	$(1)	$364,723

The following table presents the contractual maturities of the Company’s investments as of December 31, 2021 (in thousands):

December 31, 2021
Due in less than one year	$223,330
Due in more than one year	—
Total	$223,330

Note 4. Balance Sheet Components

Property, Plant and Equipment, Net

Property, plant and equipment, net consists of the following (in thousands):

	December 31,	December 31,
	2021	2020
Manufacturing and laboratory equipment	$17,827	$7,125
Office equipment	518	212
Leasehold improvements	14,172	253
Construction in progress	2,531	17,925
Total property, plant and equipment, gross	35,048	25,515
Less: Accumulated depreciation	(6,553)	(2,289)
Total property, plant and equipment, net	$28,495	$23,226

Depreciation expense was approximately $4.5 million, $1.0 million and $0.6 million for the years ended December 31, 2021, 2020 and 2019, respectively.

IGM Biosciences, Inc.

Notes to Consolidated Financial Statements — Continued

Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	December 31,	December 31,
	2021	2020
Accrued research and development materials and services	$10,829	$1,509
Accrued professional services	1,019	163
Accrued compensation	6,748	4,925
Other	280	52
Total accrued liabilities	$18,876	$6,649

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

During the years ended December 31, 2021, 2020 and 2019 the Company recorded $5.3 million, $1.7 million and $0.2 million, respectively, as research and development expense in our consolidated statements of operations related to license agreements.

As of December 31, 2021, the Company’s license agreements for technologies optioned by the Company, including the Medivir agreement described below, included potential future payments for development, regulatory, and sales milestones totaling approximately $365.9 million plus royalties on net sales that range from single digits to mid-teens.

Medivir Agreement

In January 2021, the Company entered into an exclusive license agreement with Medivir AB (Medivir) through which the Company received global, exclusive development and commercialization rights for birinapant, a clinical-stage Second Mitochondrial-derived Activator of Caspases (SMAC) mimetic. Under the terms of the agreement, the Company made an upfront payment of $1.0 million upon signing the agreement, and made an additional $1.5 million payment in November 2021 due to the Company's initiation of a Phase 1 clinical study of IGM-8444 in combination with birinapant. Under the terms of the agreement, should birinapant be successfully developed and approved, the Company is obligated to make additional milestone payments up to a total of approximately $348.5 million, plus tiered royalties from the mid-single digits up to mid-teens on net sales.

IGM Biosciences, Inc.

Notes to Consolidated Financial Statements — Continued

Note 6. Common Stock and Non-Voting Common Stock

As of December 31, 2021 and 2020, the Company’s certificate of incorporation authorized the Company to issue 1,200,000,000 shares and 1,006,431,208 shares, respectively, of common stock (including 200,000,000 shares and 6,431,208 shares, respectively, of non-voting common stock) and 200,000,000 shares of preferred stock, at a par value of $0.01 per share. Each share of common stock (excluding non-voting common stock) is entitled to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the Company’s Board of Directors, subject to prior rights of the preferred stockholders. As of December 31, 2021 and 2020, no dividends have been declared.

The Company had reserved common stock, on an as-converted basis, for future issuance as follows:

	December 31,	December 31,
	2021	2020
Stock options, issued and outstanding	3,764,001	2,926,560
Restricted stock units	358,535	667
Stock options and restricted stock units, future issuance	2,618,117	3,054,127
Employee stock purchase plan, available for future grants	855,206	554,088
Pre-funded warrants	1,334,332	1,334,332
Total	8,930,191	7,869,774

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

The outstanding Pre-funded Warrants to purchase shares of common stock are exercisable at any time after their original issuance. However, the Company may not effect the exercise of any Pre-funded Warrants, and a holder will not be entitled to exercise any portion of any Pre-funded Warrants that, upon giving effect to such exercise, would cause: (i) the aggregate number of shares of the Company’s common stock beneficially owned by such holder (together with its affiliates) to exceed 9.99% of the number of shares of the Company’s common stock outstanding immediately after giving effect to the exercise; or (ii) the combined voting power of the Company’s securities beneficially owned by such holder (together with its affiliates) to exceed 9.99% of the combined voting power of all of the Company’s securities outstanding immediately after giving effect to the exercise, as such percentage ownership is determined in accordance with the terms of the Pre-funded Warrants. However, any holder of a Pre-funded Warrant may increase or decrease such percentage to any other percentage not in excess of 19.99% upon at least 61 days’ prior notice from the holder to the Company. As of December 31, 2021, no shares underlying the

IGM Biosciences, Inc.

Notes to Consolidated Financial Statements — Continued

Pre-funded Warrants had been exercised. All of the outstanding Pre-funded Warrants are included in the weighted-average number of shares of common stock used to calculate basic net loss per share attributable to common stockholders (see “Note 12 Net Loss Per Share Attributable to Common Stockholders”).

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

Awards granted under the 2018 Plan expire no later than 10 years from the date of the grant. Awards outstanding as of December 31, 2021 vest over two years.

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

As of December 31, 2021, 2,618,117 shares of common stock remained available for issuance under the 2018 Plan. Effective January 1, 2022, the number of shares of common stock available under the 2018 Plan increased by 1,299,921 shares to 3,918,038 shares pursuant to the evergreen provision of the 2018 Plan.

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

IGM Biosciences, Inc.

Notes to Consolidated Financial Statements — Continued

2019 Employee Stock Purchase Plan

The Company’s Board of Directors adopted and the Company’s stockholders approved, effective on the day prior to the effectiveness of the registration statement on Form S-1 related to the IPO, the ESPP. However, no offering period or purchase period under the ESPP will begin unless and until determined by the Company’s Board of Directors. The ESPP is intended to have two components: a component that is intended to qualify as an “employee stock purchase plan” under Section 423 of the Code (the 423 Component) and a component that is not intended to qualify (the Non-423 Component). The ESPP allows eligible employees to purchase shares of the Company’s common stock at a discount through payroll deductions of up to 15% of their eligible compensation. At the end of each offering period, employees are able to purchase shares at 85% of the lower of the fair market value of the Company’s common stock at the beginning of the offering period or at the end of each applicable purchase period.

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

As of December 31, 2021, 855,206 shares of common stock remained available for issuance under the ESPP. Effective January 1, 2022, the number of shares of common stock available under the ESPP increased by 324,980 shares to 1,180,186 shares pursuant to the evergreen provision of the ESPP.

Stock-Based Compensation Expense

Stock-based compensation expense recorded related to the 2010 Plan, 2018 Plan, and ESPP was recorded in the statements of operations and allocated as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Research and development	$12,264	$4,160	$522
General and administrative	13,609	4,294	492
Total stock-based compensation expense	$25,873	$8,454	$1,014

Stock Options

The following table summarizes stock option activity:

	Outstanding Options
	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
				(in thousands)
Balance—December 31, 2020	2,926,560	$15.54	7.8	$212,906
Granted	1,629,642	$77.87
Exercised	(524,300)	$6.43
Cancelled	(267,901)	$63.16
Balance—December 31, 2021	3,764,001	$40.41	7.8	$39,862
Exercisable—December 31, 2021	1,759,492	$18.25	6.4	$32,925

IGM Biosciences, Inc.

Notes to Consolidated Financial Statements — Continued

The fair value of employee stock options was estimated using the following weighted-average assumptions:

	Year Ended December 31,
	2021	2020	2019
Expected term in years	6.0	6.0	6.0
Expected volatility	87.5%	84.3%	79.3%
Risk-free interest rate	0.9%	1.0%	2.2%
Expected dividend yield	—	—	—
Weighted average fair value of share-based awards granted per share	$56.4	$31.7	$4.4

As of December 31, 2021, there was $80.5 million of total unrecognized compensation cost related to stock options under the Plans. The unrecognized stock-based compensation cost is expected to be recognized over a weighted-average period of 2.8 years. The aggregate intrinsic value of options exercised for the years ended December 31, 2021, 2020, and 2019 was $32.3 million, $12.5 million, and $0.3 million, respectively. Intrinsic values are calculated as the difference between the exercise price of the underlying options and the fair value of the common stock on the date of exercise.

The fair value of ESPP was estimated using the following weighted-average assumptions:

	Year Ended December 31,
	2021	2020	2019
Expected term in years	0.5	0.5	0.7
Expected volatility	60.0%	85.5%	74.3%
Risk-free interest rate	0.1%	0.1%	1.9%
Expected dividend yield	—	—	—

Restricted Stock Units (RSUs)

The following table summarizes restricted stock unit activity:

	Shares	Weighted- Average Grant Date Fair Value

Balance—December 31, 2020	667	$50.22
Granted	363,269	$60.03
Vested	(4,531)	$67.10
Cancelled	(870)	$59.99
Balance—December 31, 2021	358,535	$59.99

As of December 31, 2021, the remaining amount of unrecognized stock-based compensation related to these awards was $20.2 million, which is expected to be recognized over a weighted-average period of 1.9 years.

IGM Biosciences, Inc.

Notes to Consolidated Financial Statements — Continued

Note 9. Income Taxes

Income Taxes

The Company had immaterial income tax expense for the years ended December 31, 2021, 2020 and 2019. The following is a reconciliation of the statutory federal income tax rate to the Company’s effective tax rate:

	Year Ended December 31,
	2021	2020	2019
Federal tax at statutory rate	21.0%	21.0%	21.0%
State tax, net of federal benefit	7.3	9.4	6.7
Permanent differences and other	—	(0.0)	(0.4)
Research and development credits	2.7	4.8	4.3
Provision to return adjustments	—	—	(2.8)
Stock-based compensation	2.6	1.7	—
Change in valuation allowance	(33.6)	(36.9)	(28.8)
Effective income tax rate	—%	—%	—%

Deferred tax assets and liabilities consist of the following (in thousands):

	December 31,
	2021	2020
Deferred tax assets:
Net operating loss carryforwards	$82,356	$38,739
Accrued liabilities and reserves	4,564	1,623
Stock-based compensation	6,398	1,434
Intangible assets	9,623	9,792
Operating lease liability	8,581	3,427
Research and development credits	17,426	10,471
Total deferred tax assets	128,948	65,486
Deferred tax liabilities:
Property and equipment	(236)	(269)
Right-of-use assets	(8,310)	(3,243)
Total deferred tax liabilities	(8,546)	(3,512)
Valuation allowance	(120,402)	(61,974)
Net deferred tax assets	$—	$—

The provisions of ASC Topic 740, Accounting for Income Taxes (ASC 740), require an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable. For the years ended December 31, 2021 and 2020, based on all available objective evidence, including the existence of cumulative losses, the Company determined that it was not more likely than not that the net deferred tax assets were fully realizable. Accordingly, the Company established a full valuation allowance against its deferred tax assets. The Company intends to maintain a full valuation allowance on net deferred tax assets until sufficient positive evidence exists to support reversal of the valuation allowance. During the years ended December 31, 2021 and 2020, the valuation allowance increased by $58.4 million, and $29.9 million, respectively.

At December 31, 2021, the Company had net operating loss carryforwards available to reduce future taxable income, if any, for federal and state income tax purposes of approximately $300.5 million and $284.6 million, respectively. Of the federal net operating loss carryforwards at December 31, 2021, $4.4 million is subject to expiration beginning in 2030 and the remaining net operating losses can be carried forward indefinitely, subject to an annual limitation of 80% of taxable income. The state net operating loss carryforward begins to expire in 2036.

IGM Biosciences, Inc.

Notes to Consolidated Financial Statements — Continued

At December 31, 2021, the Company also had federal and California research and development tax credit carryforwards of $13.6 million and $9.4 million, respectively, available to offset future income tax, if any. The federal credit carryforwards begins to expire in 2032, and the California credits can be carried forward indefinitely.

Under Section 382 and 383 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change,” the corporation's ability to use its pre-change net operating loss carryforwards and other pre-change attributes, such as research tax credits, to offset its post-change income may be limited. In general, an “ownership change” will occur if there is a cumulative change in the Company's ownership by “5-percent shareholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. Therefore, certain of the Company's carryforward tax attributes may be subject to an annual limitation regarding their utilization against taxable income in future periods. The Company has completed a Section 382 study and believes it has experienced two changes in ownership. As a result, some of the federal and state NOL carryforwards and tax credit carryforwards may expire before being applied to reduce future income tax liabilities.

Uncertain Tax Positions

The Company adopted the provisions of ASC 740, which requires companies to determine whether it is “more likely than not” that a tax position will be sustained upon examination by the appropriate taxing authorities before any tax benefit can be recorded in the consolidated financial statements. It also provides guidance on the recognition, measurement, classification and interest and penalties related to uncertain tax positions.

The following table summarizes the activity related to the Company’s gross unrecognized tax benefits (in thousands):

	December 31,
	2021	2020	2019
Beginning balance	$2,429	$1,820	$1,113
Increases for tax positions related to prior years	7	—	—
Decreases for tax positions related to prior years	(94)	(495)	—
Additions for tax positions related to current year	1,733	1,104	707
Ending balance	$4,075	$2,429	$1,820

The unrecognized tax benefits, if recognized, would not affect the effective income tax rate due to the valuation allowance that currently offsets deferred tax assets. No interest or penalties were accrued as of December 31, 2021. The Company does not expect the unrecognized tax benefits to change significantly over the next twelve months.

We file U.S. federal and various state income tax returns. For U.S. federal and state income tax purposes, the statute of limitations currently remains open for the years ending December 31, 2018 to present and December 31, 2017 to present, respectively. In addition, all of the net operating losses and research and development credit carryforwards that may be utilized in future years may be subject to examination. We are not currently under examination by income tax authorities in any jurisdiction.

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

IGM Biosciences, Inc.

Notes to Consolidated Financial Statements — Continued

in an increase of $17.5 million to the right-of-use operating lease asset and lease liability. The Company determined the incremental borrowing rate for these lease agreements based on an analysis of corporate bond yields with a credit rating similar to the Company’s.

Information related to the Company’s ROU assets and related lease liabilities were as follows (dollar amounts in thousands):

	Year Ended December 31,
	2021	2020	2019
Cash paid for operating lease liabilities	$3,819	$3,002	$1,527
Operating lease cost	4,137	3,069	1,396
Variable lease cost	307	216	683

Information related to the Company’s ROU assets and related lease liabilities was as follows (in thousands except for remaining lease term and discount rate):

	December 31, 2021	December 31, 2020
Current operating lease liabilities	$3,320	$2,667
Non-current operating lease liabilities	25,439	9,577
Weighted average remaining lease term in years	9.3	4.1
Weighted average discount rate	4.5%	3.8%

Maturities of lease liabilities as of December 31, 2021 were as follows (in thousands):

Operating
Lease
Years Ending December 31,	Commitments
2022	$4,549
2023	4,463
2024	3,554
2025	2,806
2026	2,890
Thereafter	17,503
Total	35,765
Less: imputed interest	(7,006)
Total lease liabilities	$28,759

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

Legal Proceedings

The Company, from time to time, may be party to litigation arising in the ordinary course of business. As of December 31, 2021, the Company was not subject to any material legal proceedings, and, to the best of its knowledge, no material legal proceedings are currently pending or threatened.

IGM Biosciences, Inc.

Notes to Consolidated Financial Statements — Continued

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

Public Offerings

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

IGM Biosciences, Inc.

Notes to Consolidated Financial Statements — Continued

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

The following table sets forth the computation of the basic and diluted net loss per share (in thousands except share and per share data):

	Year Ended December 31,
	2021	2020	2019
Numerator:
Net loss	$(165,164)	$(81,355)	$(43,133)
Denominator:
Weighted average common shares outstanding used to compute net loss per share, basic and diluted (1)	33,479,782	30,748,280	8,995,410
Net loss per share attributable to common stockholders	$(4.93)	$(2.65)	$(4.80)
(1)
Includes shares of common stock into which Pre-Funded Warrants may be exercised. See Note 7 to our consolidated financial statements included in this Form 10-K.

Since the Company was in a loss position for all periods presented, basic net loss per share is the same as diluted net loss per share for all periods as the inclusion of all common stock equivalents outstanding would have been anti-dilutive. Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows:

	December 31,
	2021	2020
Stock options	3,764,001	2,926,560
Estimated shares issuable under the employee stock purchase plan	16,138	3,054
Restricted stock units	358,535	667
Total	4,138,674	2,930,281

Note 13. Subsequent Events

In March 2022, the Company entered into a global collaboration and license agreement with Genzyme Corporation, a wholly owned subsidiary of Sanofi (“Sanofi”), to generate, develop, manufacture and commercialize IgM antibodies directed to six primary targets, three of which are intended as oncology targets and three of which are intended as immunology targets. Subject to customary closing conditions including expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, the Company will receive a $150.0 million upfront payment from Sanofi and the Company will be eligible to receive potentially over $6.0 billion in aggregate development, regulatory and commercial milestone payments. Following regulatory approval, for licensed products directed to oncology collaboration targets, the companies will equally share profits and losses from commercialization of those licensed products in certain major markets, and IGM will be eligible to receive tiered royalties on net sales of such licensed products in the rest of world that are in the low double-digit to mid-teen percentages. Following regulatory approval, for licensed products directed to immunology targets, IGM will be eligible to receive tiered royalties on global net sales of such licensed products in the high single-digit to low-teen percentages.

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

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework established in “Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2021.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm on our internal control over financial reporting due to an exemption established by the JOBS Act for “emerging growth companies.”

Changes in Internal Control over Financial Reporting

There was no change in our internal controls over financial reporting during the quarter ended December 31, 2021, identified in connection with the evaluation required by Rules 13a‑15(d) and 15d‑15(d) of the Exchange Act that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)
The following documents are filed as a part of this Annual Report on Form 10-K:
(1)
Financial Statements

The consolidated financial statements filed as part of this Annual Report on Form 10‑K are listed in the “Index to Financial Statements” under Part II, Item 8 of this Annual Report on Form 10‑K.

(2)
Financial Statement Schedules

Financial statement schedules have been omitted in this Annual Report on Form 10‑K because they are not applicable, not required under the instructions, or the information requested is set forth in the consolidated financial statements or related notes thereto.

(3)
Exhibits

The list of exhibits filed with this Annual Report on Form 10-K is set forth in the Exhibit Index preceding the signature page and is incorporated herein by reference or filed with this Annual Report on Form 10-K, in each case as indicated therein (numbered in accordance with Item 601 of Regulation S-K).

Item 16. Form 10-K Summary.

None.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of the Registrant.	10-Q	001-39045	3.1	August 9, 2021

3.2	Amended and Restated Bylaws of the Registrant.	8-K	001-39045	3.1	June 12, 2020

4.1	Specimen common stock certificate of the Registrant.	S-1/A	333-233365	4.1	September 3, 2019

4.2	Amended and Restated Investor Rights Agreement, by and among the Registrant and certain of its stockholders, dated as of June 28, 2019.	S-1	333-233365	4.2	August 19, 2019

4.3	Description of Securities

4.4	Form of Pre-Funded Warrant	8-K	001-39045	4.1	December 9, 2020

4.5	Form of Registration Rights Agreement, by and between the Registrant and certain securityholders.	8-K	001-39045	10.1	December 7, 2020

10.1+	Amended and Restated 2010 Stock Plan and forms of agreements thereunder.	S-1	333-233365	10.1	August 19, 2019

10.2+	2018 Omnibus Incentive Plan and forms of agreements thereunder.	S-1/A	333-233365	10.2	September 3, 2019

10.3+	Amended and Restated 2018 Omnibus Incentive Plan, amended July 30, 2020, and forms of agreements thereunder.	10-Q	001-39045	10.2	November 5, 2020

10.4+	Amended and Restated 2019 Employee Stock Purchase Plan, amended July 30, 2020, and forms of agreements thereunder.	10-Q	001-39045	10.1	November 5, 2020

10.5+	Form of Indemnification Agreement, by and between the Registrant and each of its directors and executive officers.	S-1/A	333-233365	10.5	September 3, 2019

10.6+	Confirmatory Employment Letter, by and between Fred Schwarzer and the Registrant, effective as of August 19, 2019.	S-1	333-233365	10.6	August 19, 2019

10.7+	Employment Agreement, by and between Daniel Chen and the Registrant, dated as of July 12, 2018.	S-1	333-233365	10.7	August 19, 2019

10.8+	Restricted Stock Grant Agreement, by and between Daniel Chen and the Registrant, dated as of December 30, 2018.	S-1	333-233365	10.8	August 19, 2019

10.9+	Confirmatory Employment Letter, by and between Bruce Keyt and the Registrant, effective as of August 19, 2019.	S-1	333-233365	10.9	August 19, 2019

10.10+	Confirmatory Employment Letter, by and between Misbah Tahir and the Registrant, effective as of August 19, 2019.	S-1	333-233365	10.10	August 19, 2019

10.11+	Employment Agreement, by and between Lisa Decker and the Registrant, dated as of February 25, 2021.	10-Q	001-39045	10.1	May 6, 2021

10.12+	Employment Agreement by and between George Gauthier and the Registrant, dated as of February 10, 2021.	10-Q	001-39045	10.2	May 6, 2021

10.13+	Employment Agreement by and between Chris Takimoto and the Registrant, dated as of July 29, 2021	10-Q	001-39045	10.2	August 9, 2021

10.14+	Change in Control and Severance Policy.	S-1	333-233365	10.11	August 19, 2019

10.15+	Outside Director Compensation Policy (as amended and restated on February 7, 2022).

10.16+	Executive Incentive Compensation Plan.	S-1	333-233365	10.13	August 19, 2019

10.17	Lease by and between Real Property Investments, LLC and the Registrant, dated February 27, 2019.	S-1	333-233365	10.14	August 19, 2019

10.18	Nominating Agreement, by and among 667, L.P., Baker Brothers Life Sciences, L.P. and the Registrant, dated as of June 28, 2019.	S-1	333-233365	10.15	August 19, 2019

10.19	Nominating Agreement, by and between Haldor Topsøe Holding A/S and the Registrant, dated as of June 28, 2019.	S-1	333-233365	10.16	August 19, 2019

10.20	Nominating Agreement, by and among Redmile Biopharma Investments II, L.P., RAF, L.P., Redmile Strategic Master Fund, LP and the Registrant, dated as of June 28, 2019.	S-1	333-233365	10.17	August 19, 2019

10.21	First Amendment to Lease between IGM Biosciences, Inc. and Real Property Investments, LLC effective July 1, 2021.	10-Q	001-39045	10.1	August 9, 2021

10.22*	Collaboration and License Agreement by and between the Registrant and Genzyme Corporation, dated March 28, 2022	8-K	001-39045	10.1	March 29, 2022

21.1	Subsidiaries of the Registrant

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney (reference is made to the signature page hereto).

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

+ Indicates management contract or compensatory plan.

* Portions of this exhibit have been redacted in compliance with Regulation S-K Item 601(b)(10).

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

IGM Biosciences, Inc.

Date: March 29, 2022	By:	/s/ Fred Schwarzer
Fred Schwarzer
Chief Executive Officer and President (Principal Executive Officer)

Date: March 29, 2022	By:	/s/ Misbah Tahir
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

Name	Title	Date

/s/ Fred Schwarzer	Chief Executive Officer, President and Director (Principal Executive Officer)	March 29, 2022
Fred Schwarzer

/s/ Misbah Tahir	Chief Financial Officer (Principal Financial and Accounting Officer)	March 29, 2022
Misbah Tahir

/s/ Michael Loberg, Ph.D.	Chair of the Board of Directors	March 29, 2022
Michael Loberg, Ph.D.

/s/ Felix Baker, Ph.D.	Director	March 29, 2022
Felix Baker, Ph.D.

/s/ M. Kathleen Behrens, Ph.D.	Director	March 29, 2022
M. Kathleen Behrens, Ph.D.

/s/ Julie Hambleton, M.D.	Director	March 29, 2022
Julie Hambleton, M.D.

/s/ Michael Lee	Director	March 29, 2022
Michael Lee

/s/ William Strohl, Ph.D.	Director	March 29, 2022
William Strohl, Ph.D.

/s/ Christina Teng Topsøe	Director	March 29, 2022
Christina Teng Topsøe

/s/ Jakob Haldor Topsøe	Director	March 29, 2022
Jakob Haldor Topsøe