Form 10-Q
period 2022-03-31
IGM Biosciences, Inc.
filed 2022-05-09
CIK 1496323

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 2, 2022, the registrant had 27,399,763 shares of common stock, $0.01 par value per share, and 15,126,858 shares of non-voting common stock, $0.01 par value per share, outstanding.

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

In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will” or “would,” or the negative of these terms or other similar expressions. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about: the therapeutic applications for our IgM antibodies; the advantages of the properties of our IgM bispecific antibodies; the timing of the initiation, progress and potential results of our preclinical studies, clinical trials and our discovery programs; our ability to utilize our IgM antibody platform to generate and advance additional product candidates; our ability to advance product candidates into, and successfully complete, clinical trials; the timing or likelihood of regulatory filings and approvals; our estimates of the number of patients who suffer from the diseases we are targeting and the number of patients that may enroll in our clinical trials; the commercializing of our product candidates, if approved; whether, and for how long, we will rely on third parties to manufacture our product candidates for preclinical and clinical testing and to package, label, store and distribute our investigational product candidates; our ability and the potential to successfully manufacture and supply our product candidates for clinical trials and for commercial use, if approved; potential business disruptions affecting drug discovery, our preclinical studies or the initiation, patient enrollment, development and operation of our clinical trials, including those related to the COVID-19 pandemic; the sufficiency of our backup to our master cell banks; expectations regarding our collaboration agreement with Genzyme Corporation, a wholly owned subsidiary of Sanofi (Sanofi), including all financial aspects of the collaboration, the potential benefits and results of the collaboration, and the anticipated closing of the collaboration, as well as plans and objectives with respect to the collaboration; future strategic arrangements and/or collaborations and the potential benefits of such arrangements; our expectations regarding the impact of the COVID-19 pandemic on our business; our anticipated use of our existing resources; our estimates regarding expenses, future revenue, capital requirements and needs for additional financing and our ability to obtain additional capital; the sufficiency of our existing cash, cash equivalents, and marketable securities to fund our future operating expenses and capital expenditure requirements; our ability to retain the continued service of our key personnel and to identify, hire and retain additional qualified professionals; the implementation of our business model, strategic plans for our business and product candidates; the scope of protection we are able to establish and maintain for intellectual property rights, including our IgM platform, product candidates and discovery programs; our ability to contract with third-party suppliers and manufacturers and their ability to perform adequately; the pricing, coverage and reimbursement of our product candidates, if approved; developments relating to our competitors and our industry, including competing product candidates and therapies; and the ability of our clinical trials to demonstrate the safety and efficacy of our product candidates, and other positive results.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

IGM Biosciences, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except share and per share data)

	March 31,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$75,417	$133,334
Restricted cash	698	701
Marketable securities	112,045	96,208
Prepaid expenses and other current assets	9,649	10,504
Total current assets	197,809	240,747
Property, plant and equipment, net	29,984	28,495
Operating lease right-of-use assets	28,941	27,849
Other non-current assets	1,007	1,036
Total assets	$257,741	$298,127

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,011	$5,584
Accrued liabilities	19,303	18,876
Lease liabilities, current	4,054	3,320
Total current liabilities	27,368	27,780
Lease liabilities, non-current	25,854	25,439
Total liabilities	53,222	53,219
Commitments and contingencies

Stockholders' equity:
Preferred stock, $0.01 par value; 200,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 1,000,000,000 shares authorized as of March 31, 2022 and December 31, 2021; 26,091,963 and 26,066,818 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	261	261
Non-voting common stock, $0.01 par value; 200,000,000 shares authorized as of March 31, 2022 and December 31, 2021, respectively; 6,431,205 shares issued and outstanding as of March 31, 2022 and December 31, 2021	64	64
Additional paid-in-capital	610,005	598,373
Accumulated other comprehensive loss	(193)	(66)
Accumulated deficit	(405,618)	(353,724)
Total stockholders’ equity	204,519	244,908
Total liabilities and stockholders’ equity	$257,741	$298,127

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IGM Biosciences, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(in thousands, except share and per share data)

	Three Months Ended
	March 31,
	2022	2021
Operating expenses:
Research and development	$38,875	$23,572
General and administrative	13,081	8,134
Total operating expenses	51,956	31,706
Loss from operations	(51,956)	(31,706)
Other income, net	62	62
Net loss	$(51,894)	$(31,644)

Net loss per share, basic and diluted	$(1.53)	$(0.95)
Weighted-average common shares outstanding, basic and diluted	33,838,895	33,328,994

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IGM Biosciences, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2022	2021
Net loss	$(51,894)	$(31,644)
Other comprehensive loss:
Unrealized loss on marketable securities	(127)	(12)
Comprehensive loss	$(52,021)	$(31,656)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IGM Biosciences, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(in thousands, except share amounts)

			Non-Voting		Additional	Accumulated Other		Total
	Common Stock		Common Stock		Paid-In-	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
Balance—December 31, 2021	26,066,818	$261	6,431,205	$64	$598,373	$(66)	$(353,724)	$244,908
Exercise of stock options, net of shares withheld for taxes and exercise costs	23,432	—	—	—	133	—	—	133
Issuance of fully vested restricted stock units	1,713	—	—	—	—	—	—	—
Unrealized loss on marketable securities	—	—	—	—	—	(127)	—	(127)
Stock-based compensation expense	—	—	—	—	11,499	—	—	11,499
Net loss	—	—	—	—	—	—	(51,894)	(51,894)
Balance—March 31, 2022	26,091,963	$261	6,431,205	$64	$610,005	$(193)	$(405,618)	$204,519

			Non-Voting		Additional	Accumulated Other		Total
	Common Stock		Common Stock		Paid-In-	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance—December 31, 2020	25,542,931	$255	6,431,205	$64	$570,030	$26	$(188,560)	$381,815
Exercise of stock options, net of shares withheld for taxes and exercise costs	37,065	—	—	—	(53)	—	—	(53)
Issuance of fully vested restricted stock units	1,216	—	—	—	—	—	—	—
Unrealized loss on marketable securities	—	—	—	—	—	(12)	—	(12)
Stock-based compensation expense	—	—	—	—	5,504	—	—	5,504
Net loss	—	—	—	—	—	—	(31,644)	(31,644)
Balance—March 31, 2021	25,581,212	$255	6,431,205	$64	$575,481	$14	$(220,204)	$355,610

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IGM Biosciences, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(51,894)	$(31,644)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,224	673
Stock-based compensation expense	11,499	5,504
Net amortization of premiums on marketable securities	165	195
Non-cash lease expense	1,001	672
Changes in assets and liabilities:
Prepaid expenses and other current assets	933	(2,500)
Other non-current assets	29	(338)
Accounts payable	(1,244)	1,045
Accrued liabilities	362	(1,158)
Lease liabilities, net	(944)	(711)
Net cash used in operating activities	(38,869)	(28,262)

Cash flows from investing activities:
Purchases of property, plant and equipment	(2,977)	(6,073)
Purchases of marketable securities	(40,146)	(12,989)
Proceeds from maturities of marketable securities	24,000	58,673
Net cash (used in) provided by investing activities	(19,123)	39,611

Cash flows from financing activities:
Payment of employee taxes and exercise costs for shares withheld	(7)	(418)
Proceeds from exercise of stock options	140	365
Payment of deferred offering costs	(61)	—
Net cash provided by (used in) financing activities	72	(53)
Net (decrease) increase in cash, cash equivalents, and restricted cash	(57,920)	11,296

Reconciliation of cash, cash equivalents, and restricted cash
Beginning of period	134,035	241,080
End of period	$76,115	$252,376

Supplemental disclosure of non-cash investing and financing activities:
Right-of-use assets recognized in exchange for lease obligations	$2,093	$1,844
Unpaid amounts related to purchase of property, plant and equipment	$231	$856
Unpaid offering costs for public offering	$460	$269

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (GAAP) and applicable rules and regulations of the Securities and Exchange Commission (SEC) regarding interim financial reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP have been condensed or omitted, and accordingly the balance sheet as of December 31, 2021 has been derived from the audited financial statements at that date but does not include all of the information required by GAAP for complete financial statements. These unaudited interim condensed consolidated financial statements have been prepared on the same basis as the Company’s annual financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments which are necessary for a fair statement of the Company’s financial information. The interim results of operations for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any other interim period or for any other future year.

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company's wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

The accompanying interim unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and the related notes thereto for the year ended December 31, 2021, included in the Company’s Annual Report on Form 10-K filed with the SEC on March 29, 2022.

Liquidity

The Company has incurred net operating losses and negative cash flows from operations since its inception and had an accumulated deficit of $405.6 million as of March 31, 2022. As of March 31, 2022, the Company had cash, cash equivalents, and marketable securities of $187.5 million. Management believes that the existing financial resources, including the $218.0 million of net proceeds received in April 2022 as part of a public offering (see Note 10), are sufficient to continue operating activities at least one year past the issuance date of these condensed consolidated financial statements. The Company has historically financed its operations primarily through the sale of common stock and pre-funded warrants in its public offerings and the sale of convertible preferred stock and the issuance of unsecured promissory notes in private placements. To date, none of the Company’s product candidates have been approved for sale, and the Company has not generated any revenue since inception. Management expects operating losses to continue and increase for the foreseeable future, as the Company progresses its planned research and development activities for its product candidates. The Company’s prospects are subject to risks, expenses and uncertainties frequently encountered by companies in the biotechnology industry as discussed below. While the Company has been able to raise multiple rounds of financing, there can be no assurance that in the event the Company requires additional financing, such financing will be available on terms which are favorable or at all. Failure to raise sufficient capital when needed or generate sufficient cash flow from operations would impact the ability to pursue business strategies and could require the Company to delay, scale back or discontinue one or more product development programs, or other aspects of the Company's business objectives.

Note 2. Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. On an ongoing basis, the Company evaluates its estimates, including, but not limited to, those related to investments, manufacturing accruals, accrued research and development expenses, stock-based compensation, operating lease right-of-use (ROU) assets and liabilities, income tax uncertainties and the valuation of deferred tax assets. The Company bases its estimates on its historical experience and also on assumptions that it believes are reasonable; however, actual results could significantly differ from those estimates.

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

Concentration of Credit Risk and Other Risks and Uncertainties

Financial instruments that potentially subject the Company to a concentration of credit risk consist primarily of cash, cash equivalents, and marketable securities. The Company invests in money market funds, U.S. Treasury securities, corporate bonds, commercial paper, and U.S. government agency securities. The Company maintains bank deposits in federally insured financial institutions and these deposits may exceed federally insured limits. The Company is exposed to credit risk in the event of a default by the financial institutions holding its cash and issuers of investments to the extent recorded on the balance sheets. The Company’s investment policy limits investments to high credit quality securities issued by the U.S. Government and its agencies, highly rated banks, and corporate issuers, subject to certain concentration limits and restrictions on maturities. The Company has not experienced any losses on its deposits of cash, cash equivalents, and marketable securities.

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

Marketable Securities

The Company’s marketable securities have been classified and accounted for as available-for-sale securities. Fixed income securities consist of U.S. Treasury securities, U.S. government agency securities, corporate debt, and commercial paper. The specific identification method is used to determine the cost basis of fixed income securities sold. These securities are recorded on the condensed consolidated balance sheets at fair value. Unrealized gains and losses on these securities are included as a separate component of accumulated other comprehensive income (loss). The cost of investment securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion are included in other income, net. Realized gains and losses and declines in fair value judged to be other-than-temporary, if any, are also included in other income, net. The Company evaluates securities for other-than-temporary impairment at the balance sheet date. Declines in fair value determined to be other-than-temporary are also included in other income, net. All available-for-sale securities are considered available to support current operations and are classified as current assets.

Property, Plant and Equipment

Property, plant and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation is determined using the straight-line method over the estimated useful lives of the respective assets, generally three to five years. Leasehold improvements are depreciated using the straight-line method over the shorter of the lease term or the estimated useful economic lives of the related assets. Assets are held in construction in progress until placed in service, upon which date, we begin to depreciate these assets.

Upon retirement or sale of the assets, the cost and related accumulated depreciation and amortization are removed from the balance sheet and the resulting gain or loss are recorded to the statements of operations. Repairs and maintenance are charged to the condensed consolidated statements of operations as incurred.

Leases

The Company determines if an arrangement is a lease at inception. In addition, the Company determines whether leases meet the classification criteria of a finance or operating lease at the lease commencement date considering: (1) whether the lease transfers ownership of the underlying asset to the lessee at the end of the lease term, (2) whether the lease grants the lessee an option to purchase the underlying asset that the lessee is reasonably certain to exercise, (3) whether the lease term is for a major part of the remaining economic life of the underlying asset, (4) whether the present value of the sum of the lease payments and residual value guaranteed by the lessee equals or exceeds substantially all of the fair value of the underlying asset, and (5) whether the underlying asset is of such a specialized nature that it is expected to have no alternative use to the lessor at the end of the lease term. As of March 31, 2022, the Company's lease population consisted of real estate. As of March 31, 2022, the Company did not have finance leases.

Operating leases are included in operating lease ROU assets, lease liabilities, current, and lease liabilities, non-current in the Company’s condensed consolidated balance sheet. ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. In determining the present value of lease payments, the Company uses its incremental borrowing rate based on the information available at the lease commencement date if the rate implicit in the lease is not readily determinable. The Company determines the incremental borrowing rate based on an analysis of corporate bond yields with a credit rating similar to the Company.

The determination of the Company’s incremental borrowing rate requires management judgment including the development of a synthetic credit rating and cost of debt as the Company currently does not carry any debt. The Company believes that the estimates used in determining the incremental borrowing rate are reasonable based upon current facts and circumstances. Applying different judgments to the same facts and circumstances could result in the estimated amounts to vary. The operating lease ROU assets also include adjustments for prepayments and accrued lease payments and exclude lease incentives. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise such options. Operating lease cost is recognized on a straight-line basis over the expected lease term. Variable lease costs represent payments that are dependent on usage, a rate or index. Variable lease cost primarily relates to common area maintenance charges. Lease agreements that include lease and non-lease components are accounted for as a single lease component. Lease agreements with a noncancelable term of less than 12 months are not recorded on the Company’s condensed consolidated balance sheet.

Impairment of Long-Lived Assets

The Company evaluates the carrying amount of its long-lived assets, such as property and equipment, whenever events or changes in circumstances indicate that the assets may not be recoverable. An impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition are less than the carrying amount of the asset. As of March 31, 2022, there was no impairment of long-lived assets.

Fair Value Measurement

The Company applies fair value accounting for all financial assets and liabilities and non-financial assets and liabilities that are recognized or disclosed at fair value in the condensed consolidated financial statements on a recurring basis. Fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, a three-tier fair value hierarchy has been established, which prioritizes the inputs used in measuring fair value as follows:

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

As actual costs become known, the Company adjusts its accruals. Although the Company does not expect its estimates to be materially different from amounts actually incurred, such estimates for the status and timing of services performed relative to the actual status and timing of services performed may vary and could result in the Company reporting amounts that are too high or too low in any particular period. The Company’s accrual is dependent, in part, upon the receipt of timely and accurate reporting from CROs and other third-party vendors. Variations in the assumptions used to estimate accruals including, but not limited to, the number of patients enrolled, the rate of patient enrollment and the actual services performed, may vary from the Company’s estimates, resulting in adjustments to clinical trial expenses in future periods. Changes in these estimates that result in material changes to the Company’s accruals could materially affect its financial condition and results of operations. Through March 31, 2022, there have been no material differences from the Company’s estimated accrued research and development expenses to actual expenses.

Acquired In-Process Research and Development Expenses

The Company has entered into agreements (See Note 5 – License Agreements) with third parties to acquire the rights to develop and potentially commercialize certain products. Such agreements generally require an initial payment by the Company when the contract is executed. The purchase of license rights for use in research and development activities, including product development, are expensed as incurred and are classified as research and development expense. Additionally, the Company may be obligated to make future royalty payments in the event the Company commercializes the technology and achieves a certain sales volume. In accordance with ASC 730, Research and Development, expenditures for research and development, including upfront licensing fees and milestone payments associated with products not yet been approved by the FDA, are charged to research and development expense as incurred. Future contract milestone and /or royalty payments will be recognized as expense after the achievement of the milestone and the corresponding milestone payment is legally due.

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

Recently Issued Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires that financial assets measured at amortized cost be presented at the net amount expected to be collected. The measurement of expected credit losses is based on historical experience, current conditions, and reasonable and supportable forecasts that affect collectability. This ASU also eliminates the concept of “other-than-temporary” impairment when evaluating available-for-sale debt securities and instead focuses on determining whether any impairment is a result of a credit loss or other factors. An entity will recognize an allowance for credit losses on available-for-sale debt securities rather than an other-than-temporary impairment that reduces the cost basis of the investment. This ASU is effective for fiscal years beginning after December 15, 2022 and interim periods within those fiscal years. Early adoption is permitted. The Company is currently assessing the impact of this standard on its condensed consolidated financial statements and related disclosures.

Note 3. Fair Value Measurement

The Company measures and reports certain financial instruments as assets and liabilities at fair value on a recurring basis. The following tables set forth the fair value of the Company’s financial assets, which consist of investments measured and recognized at fair value (in thousands):

		March 31, 2022
	Fair Value Hierarchy Level	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Included within cash and cash equivalents:
Money market funds	Level 1	$17,499	$—	$—	$17,499
U.S. treasury securities	Level 1	5,998	—	—	5,998
Commercial paper	Level 2	31,584	—	—	31,584
U.S. government agency securities	Level 2	11,995	—	(3)	11,992
Included within short-term investments:
U.S. treasury securities	Level 1	48,704	—	(95)	48,609
Corporate bonds	Level 2	19,417	—	(83)	19,334
Commercial paper	Level 2	44,114	—	(12)	44,102
Total		$179,311	$—	$(193)	$179,118

		December 31, 2021
	Fair Value Hierarchy Level	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Included within cash and cash equivalents:
Money market funds	Level 1	$99,326	$—	$—	$99,326
Commercial paper	Level 2	25,996	—	(1)	25,995
Corporate bonds	Level 2	1,802	—	(1)	1,801
Included within short-term investments:
U.S. treasury securities	Level 1	2,499	—	—	2,499
U.S. government agency securities	Level 2	24,260	—	(24)	24,236
Commercial paper	Level 2	51,376	—	(11)	51,365
Corporate bonds	Level 2	18,137	—	(29)	18,108
Total		$223,396	$—	$(66)	$223,330

The Company evaluates transfers between levels at the end of each reporting period. There were no transfers between Levels 1, 2 and 3 during the three months ended March 31, 2022. As of March 31, 2022 and December 31, 2021, there were no financial instruments classified as Level 3.

As of March 31, 2022 and December 31, 2021, all debt securities with an unrealized loss position have been in a loss position for less than one year. The aggregate fair value of debt securities in an unrealized loss position as of March 31, 2022 and December 31, 2021 were $122.1 million and $113.0 million, respectively, with no individual securities in a significant unrealized loss position. The Company evaluated its securities for other-than-temporary impairment and considered the decline in market value to be primarily attributable to current economic and market conditions and would not be required to sell the securities before recovery of the amortized cost basis. Based on this analysis, these marketable securities were not considered to be other-than-temporarily impaired as of March 31, 2022 and December 31, 2021.

The following table presents the contractual maturities of the Company’s investments as of March 31, 2022 and December 31, 2021 (in thousands):

	March 31,	December 31,
	2022	2021
Due in less than one year	$179,118	$223,330
Due in more than one year	—	—
Total	$179,118	$223,330

Note 4. Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2022	2021
Accrued research and development materials and services	$11,527	$10,829
Accrued professional services	2,420	1,019
Accrued compensation	4,943	6,748
Other	413	280
Total accrued liabilities	$19,303	$18,876

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

For the three months ended March 31, 2022, the Company recorded $0.1 million as research and development expense in our condensed consolidated statements of operations related to license agreements, and $1.6 million, for the three months ended March 31, 2021.

As of March 31, 2022, the Company’s license agreements for technologies optioned by the Company, including the Medivir agreement described below, included potential future payments for development, regulatory, and sales milestones totaling approximately $365.9 million plus royalties on net sales that range from single digits to mid-teens.

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

Note 6. Common Stock and Non-Voting Common Stock

As of March 31, 2022 and December 31, 2021, the Company’s certificate of incorporation authorized the Company to issue 1,200,000,000 shares of common stock (including 200,000,000 shares of non-voting common stock) and 200,000,000 shares of preferred stock, at a par value of $0.01 per share. Each share of common stock (excluding non-voting common stock) is entitled to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the Company’s Board of Directors, subject to prior rights of the preferred stockholders. As of March 31, 2022 and December 31, 2021, no dividends have been declared.

The Company had reserved common stock, on an as-converted basis, for future issuance as follows:

	March 31,	December 31,
	2022	2021
Stock options, issued and outstanding	5,538,692	3,764,001
Restricted stock units	715,397	358,535
Stock options and restricted stock units, future issuance	1,740,384	2,618,117
Employee stock purchase plan, available for future grants	855,206	855,206
Pre-funded warrants (Note 7)	1,334,332	1,334,332
Total	10,184,011	8,930,191

Note 7. Pre-Funded Warrants

In December 2020, the Company issued pre-funded warrants to purchase 1,334,332 shares of common stock in an underwritten public offering at the offering price of the common stock, less the $0.01 per share exercise price of each warrant, and were issued to two separate related party affiliates. The pre-funded warrants were recorded as a component of stockholders’ equity within additional paid-in-capital and will expire on the date any such warrant is exercised in full.

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

The outstanding pre-funded warrants to purchase shares of common stock are exercisable at any time after their original issuance. However, the Company may not effect the exercise of any pre-funded warrants, and a holder will not be entitled to exercise any portion of any pre-funded warrants that, upon giving effect to such exercise, would cause: (i) the aggregate number of shares of the Company’s common stock beneficially owned by such holder (together with its affiliates) to exceed 9.99% of the number of shares of the Company’s common stock outstanding immediately after giving effect to the exercise; or (ii) the combined voting power of the Company’s securities beneficially owned by such holder (together with its affiliates) to exceed 9.99% of the combined voting power of all of the Company’s securities outstanding immediately after giving effect to the exercise, as such percentage ownership is determined in accordance with the terms of the pre-funded warrants. However, any holder of a pre-funded warrant may increase or decrease such percentage to any other percentage not in excess of 19.99% upon at least 61 days’ prior notice from the holder to the Company. As of March 31, 2022, no shares underlying the pre-funded warrants had been exercised. All of the outstanding pre-funded warrants are included in the weighted-average number of shares of common stock used to calculate basic net loss per share attributable to common stockholders (see “Note 9 Net Loss Per Share Attributable to Common Stockholders”).

Note 8. Stock-Based Compensation

The 2018 Omnibus Incentive Plan (the 2018 Plan) provides for an increase in the number of shares reserved for issuance on the first day of each fiscal year equal to the least of (i) 8,768,800 shares, (ii) 4% of the Company’s common stock and non-voting common stock outstanding at December 31 of the immediately preceding year, or (iii) such number of shares as determined by the Company’s Board of Directors. As a result of this provision, on January 1, 2022 and 2021, an additional 1,299,921 and 1,278,965 shares, respectively, became available for issuance under the 2018 Plan. As of March 31, 2022, the 2018 Plan had 1,740,384 shares of common stock available for future issuance.

Total stock-based compensation expense related to the Company’s equity incentive plans and employee stock purchase plan was recorded in the statements of operations as follows (in thousands):

	Three Months Ended
	March 31,
	2022	2021
Research and development	$6,607	$1,865
General and administrative	4,892	3,639
Total stock-based compensation expense	$11,499	$5,504

The following table summarizes the Company's stock awards granted for each of the periods indicated:

	For the Three Months Ended March 31,
	2022		2021
	Grants	Weighted- Average Grant Date Fair Value	Grants	Weighted- Average Grant Date Fair Value
Stock options	1,859,642	$12.85	724,052	$65.20
Restricted stock units	374,755	$16.06	1,966	$63.23

Note 9. Net Loss Per Share Attributable to Common Stockholders

Basic and diluted net loss per share is computed by dividing net loss by the weighted-average number of common stock and pre-funded warrants outstanding for the period. Shares of common stock into which the pre-funded warrants may be exercised are considered outstanding for the purposes of computing net loss per share because the shares may be issued for little or no consideration, are fully vested, and are exercisable after the original issuance date. For periods in which the Company generated a net loss, the Company does not include the potential impact of dilutive securities in diluted net loss per share, as the impact of these items is anti-dilutive.

The following equity instruments were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive for the periods presented:

	March 31,
	2022	2021
Stock options	5,538,692	3,603,469
Estimated shares issuable under the employee stock purchase plan	16,138	7,848
Unvested restricted stock units	715,397	417
Total	6,270,227	3,611,734

Note 10. Subsequent Events

Follow-on Offering

On April 1, 2022, pursuant to a registration on Form S-3, the Company completed a public offering of 10,000,000 shares of common stock, including 8,695,653 shares of its non-voting common stock and 1,304,347 shares of its voting common stock, upon the full exercise by the underwriters of their option to purchase additional shares, each at a price to the public of $23.00 per share. After deducting underwriting discounts and commissions and offering costs paid or payable by the Company of approximately $12.0 million, the net proceeds from the offering were approximately $218.0 million.

Sanofi Agreement

On May 6, 2022, a global collaboration and license agreement with Genzyme Corporation (the Sanofi Agreement), a wholly owned subsidiary of Sanofi (Sanofi), became effective after expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (HSR) and customary closing conditions were met. The Company entered into the Sanofi Agreement on March 28, 2022; however, as of March 31, 2022, the Company determined that the effective date had not yet occurred since the HSR waiting period and related closing conditions had not yet been met as of that date.

Under the terms of the Sanofi Agreement, the Company will generate, develop, manufacture and commercialize IgM antibodies directed to six primary targets, three of which are intended as oncology targets and three of which are intended as immunology targets. The Company will receive a $150.0 million upfront payment from Sanofi and will be eligible to receive potentially over $6.0 billion in aggregate development, regulatory and commercial milestone payments. Following regulatory approval, for licensed products directed to oncology collaboration targets, the companies will equally share profits and losses from commercialization of those licensed products in certain major markets, and IGM will be eligible to receive tiered royalties on net sales of such licensed products in the rest of world that are in the low double-digit to mid-teen percentages. Following regulatory approval, for licensed products directed to immunology targets, IGM will be eligible to receive tiered royalties on global net sales of such licensed products in the high single-digit to low-teen percentages.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business, includes forward looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Quarterly Report on Form 10-Q, our actual results could differ materially from the results described in, or implied by, these forward-looking statements.

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

We have incurred significant net losses to date. Our ability to generate product revenue sufficient to achieve profitability will depend on the successful development and eventual commercialization of one or more of our current or future product candidates. Our net losses were $51.9 million and $31.6 million for the three months ended March 31, 2022 and March 31, 2021, respectively. As of March 31, 2022, we had an accumulated deficit of $405.6 million. These losses have resulted primarily from costs incurred in connection with research and development activities and general and administrative costs associated with our operations. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future, and our net losses may fluctuate significantly from period to period, depending on the timing of and expenditures on our planned research and development activities.

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

Recent Developments

Sanofi Agreement

On March 28, 2022, we entered into a global collaboration and license agreement with Genzyme Corporation (Sanofi Agreement), a wholly owned subsidiary of Sanofi (Sanofi), to generate, develop, manufacture and commercialize IgM antibodies directed to six primary targets, three of which are intended as oncology targets and three of which are intended as immunology targets. On May 6, 2022, the Sanofi Agreement became effective after expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and customary closing conditions were met.

Under the terms of the Sanofi Agreement, we will receive a $150.0 million upfront payment from Sanofi and the Company will be eligible to receive potentially over $6.0 billion in aggregate development, regulatory and commercial milestone payments. Following regulatory approval, for licensed products directed to oncology collaboration targets, the companies will equally share profits and losses from commercialization of those licensed products in certain major markets, and IGM will be eligible to receive tiered royalties on net sales of such licensed products in the rest of world that are in the low double-digit to mid-teen percentages. Following regulatory approval, for licensed products directed to immunology targets, IGM will be eligible to receive tiered royalties on global net sales of such licensed products in the high single-digit to low-teen percentages.

Follow-on Offering

On April 1, 2022, pursuant to our registration statement on Form S-3, we completed a public offering of 10,000,000 shares of common stock, including 8,695,653 shares of our non-voting common stock, and, pursuant to the exercise in full by the underwriters of a 30-day option to purchase additional shares, 1,304,347 shares of our voting common stock, each at a price to the public of $23.00 per share. After deducting underwriting discounts and commissions and offering costs paid or payable by us of approximately $12.0 million, the net proceeds from our offering were approximately $218.0 million.

Components of Results of Operations

Revenue

To date, we have not generated any revenue from the sale of products and do not expect to generate any revenue from the sale of products in the near future.

We may generate revenue in the future from milestone payments received pursuant to our collaboration and licensing agreement with Sanofi, or from payments from future license or collaboration agreements to which we may become a party. We expect that collaboration or licensing revenue we generate, if any, will fluctuate from quarter to quarter.

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

Other Income, Net

Other income, net includes interest income earned on our cash, cash equivalents, marketable securities, and restricted cash and non-cash interest income (expense) related to accretion (amortization) of the discount (premium) on marketable securities.

Results of Operations

Comparison of Three Months Ended March 31, 2022 and 2021

The following table summarizes our condensed statements of operations data as discussed herein:

	Three Months Ended
	March 31,
(in thousands)	2022	2021	Change
Operating expenses:
Research and development	$38,875	$23,572	$15,303
General and administrative	13,081	8,134	4,947
Total operating expenses	51,956	31,706	20,250
Loss from operations	(51,956)	(31,706)	(20,250)
Other income, net	62	62	—
Net loss	$(51,894)	$(31,644)	$(20,250)

Research and Development Expenses

The following table summarizes our research and development expenses incurred during the periods indicated:

	Three Months Ended
	March 31,
(in thousands)	2022	2021	Change
Direct expenses
Clinical stage programs (1)	$13,415	$9,334	$4,081
Preclinical stage programs	6,480	4,918	1,562
Indirect expenses
Personnel-related	15,638	7,398	8,240
Depreciation and facilities	3,342	1,922	1,420
Total research and development expenses	$38,875	$23,572	$15,303
(1)
For the three months ended March 31, 2022 and 2021, includes direct expenses related to: (i) our lead product candidate, IGM-2323, for which we announced the initiation of two Phase 2 studies of two doses in patients with large B cell lymphoma (DLBCL) and follicular lymphoma (FL) in December 2021; (ii) our second product candidate, IGM-8444, for which we announced the dosing of the first patient in our Phase 1 clinical trial in September 2020; and (iii) IGM-6268, for which we initiated a Phase 1 clinical trial in December 2021 and includes preclinical costs for the three months ended March 31, 2021.

Research and development expenses were $38.9 million and $23.6 million for the three months ended March 31, 2022 and 2021, respectively. The increase of $15.3 million was primarily driven by advancement of our clinical product candidates, specifically, IGM-2323, and higher personnel-related expenses.

Clinical stage direct program expenses increased by $4.1 million, primarily driven by a $3.2 million increase related to IGM-2323, as a result of conducting clinical manufacturing activities.

Preclinical stage direct program expenses increased by $1.6 million, primarily driven by manufacturing related expenses for other preclinical programs.

Personnel-related expenses increased by $8.2 million to support our research and clinical development capabilities, which was driven by an increase in compensation from additional headcount and $4.7 million in non-cash stock compensation expense. Depreciation and facilities expenses increased by $1.4 million, primarily due to depreciation expense of our cGMP manufacturing facility which became operational in 2021, and higher expense under a new lease agreement for additional space.

General and Administrative Expenses

General and administrative expenses were $13.1 million and $8.1 million for the three months ended March 31, 2022 and 2021, respectively. The increase of $4.9 million was primarily due to a $2.8 million increase in professional services, and a $2.2 million increase in compensation expenses, of which $1.3 million relates to non-cash stock compensation, attributable to higher headcount.

Other Income, Net

Other income, net was $0.1 million for the three months ended March 31, 2022 and 2021.

Liquidity and Capital Resources

Sources of Liquidity

We are a clinical-stage biotechnology company with limited operating history, and due to our significant research and development expenditures, we have generated operating losses since our inception and have not generated any revenue for the sale of any products. We expect to continue incurring significant expenses and operating losses for the foreseeable future as we continue our research and development of our product candidates. Since our inception and through March 31, 2022, we have funded our operations primarily through the sale of common stock and pre-funded warrants in our public offerings, the sale of convertible preferred stock and the issuance of unsecured promissory notes in private placements.

As of March 31, 2022, we had cash, cash equivalents, and marketable securities of $187.5 million and an accumulated deficit of $405.6 million. We believe that our cash, cash equivalents, and marketable securities, including the $218.0 million in net proceeds received in April 2022 as part of a public offering, will be sufficient to fund our planned operations for at least one year past the issuance date of the condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

In August 2021, we filed a shelf registration statement on Form S-3 with the SEC for the potential offering, issuance and sale by us of up to $400.0 million (2021 Registration Statement) of our common stock, non-voting common stock, debt securities, preferred stock, and certain other securities.

In April 2022, pursuant to the 2021 Registration Statement, we sold an aggregate of 8,695,653 shares of non-voting common stock and 1,304,347 shares of voting common stock in an underwritten public offering for gross proceeds of $230.0 million, resulting in net proceeds of $218.0 million after deducting underwriting discounts, commissions, and offering costs.

Future Funding Requirements

Our material cash requirements include our operating expenses, which consist primarily of research and development expenditures related to our programs and related personnel costs, as well as our operating leases. The timing and amount of our future funding requirements depends on many factors, including the following:

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
▪
the economic and other terms, timing and success of any collaboration, licensing, or other arrangements to which we are a party or into which we may enter in the future, including the timing of receipt of any milestone or royalty payments under these agreements;
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

Summary Statement of Cash Flows

The following table sets forth the primary sources and uses of cash for each of the periods presented below:

	Three Months Ended
	March 31,
(in thousands)	2022	2021
Net cash used in operating activities	$(38,869)	$(28,262)
Net cash (used in) provided by investing activities	(19,123)	39,611
Net cash provided by (used in) financing activities	72	(53)

Net Cash Used in Operating Activities

For the three months ended March 31, 2022, net cash used in operating activities was $38.9 million, which consisted of a net loss of $51.9 million, offset by $13.9 million in non-cash charges and $0.9 million net change in our net operating assets and liabilities. The non-cash charges primarily consisted of stock-based compensation of $11.5 million, depreciation expense of $1.2 million, non-cash lease expense of $1.0 million, and net amortization of premiums and accretion of discounts on investments of $0.2 million. The net change in our operating assets and liabilities was primarily due to an decrease in accounts payable of $1.2 million, a decrease in net lease liabilities of $0.9 million, partially offset by a decrease in prepaid expenses of $0.9 million, and an increase in accrued liabilities of $0.4 million.

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

Net Cash (Used in) Provided by Investing Activities

For the three months ended March 31, 2022, net cash used in investing activities was $19.1 million, which consisted of $40.1 million in purchases of investments, and $3.0 million in purchases of property, plant, and equipment, primarily for research and development activities, partially offset by $24.0 million in maturities of investments.

For the three months ended March 31, 2021, net cash provided by investing activities was $39.6 million, which consisted of $58.7 million in maturities of investments, offset by $13.0 million in purchases of investments and $6.1 million in purchases of property, plant, and equipment, primarily for research and development activities.

Net Cash Provided by (Used in) Financing Activities

For the three months ended March 31, 2022, net cash provided by financing activities was $0.1 million, which consisted of $0.1 million in proceeds from exercise of stock options, partially offset by $0.1 million in payment of deferred offering costs.

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

Critical Accounting Policies and Use of Estimates

Our condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP). The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe that the accounting policies discussed below are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.

Our critical accounting policies are described in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Use of Estimates” in our Annual Report on Form 10-K filed with the SEC on March 29, 2022 and the notes to the condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q. During the three months ended March 31, 2022, except as described in Note 2 to the unaudited interim condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q, there were no material changes to our critical accounting policies from those discussed in our Annual Report on Form 10-K filed with the SEC on March 29, 2022.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The primary objectives of our investment activities are to ensure liquidity and to preserve capital. We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities. There was no material foreign currency risk for the three months ended March 31, 2022. We held $187.5 million in cash, cash equivalents, and marketable securities as of March 31, 2022 which consisted of money market funds, U.S. Treasury securities, corporate bonds, commercial paper, and U.S. government agency securities. We held no interest-bearing liabilities as of March 31, 2022. Historical fluctuations in interest rates have not been significant for us. An immediate 1% relative change in interest rates would not have a material effect on the fair market value of our cash equivalents and investments. We have the ability to hold our marketable securities until maturity, and therefore we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a change in market interest rates on our marketable securities.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended March 31, 2022, identified in connection with the evaluation required by Rules 13a‑15(d) and 15d‑15(d) of the Exchange Act that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
▪
The manufacturing of our product candidates is complex. We and our third-party manufacturers have encountered and may continue to encounter difficulties in production and supply chain shortages which have limited and may continue to limit our access to raw materials and other supplies. If we continue to encounter any such difficulties, our ability to manufacture drug substances or supply our product candidates for preclinical studies or clinical trials or, if approved, for commercial sale, could be further delayed or halted entirely.
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

Our current clinical trials include our Phase 2 clinical trial of IGM-2323 for the treatment of relapsed/refractory B cell NHL patients, our Phase 1 clinical trial of IGM-8444 for the treatment of patients with solid cancers, and our Phase 1 clinical trial of IGM-6268 for the treatment of COVID-19. We expect to file an IND for IGM-7354 for the treatment of patients with solid and hematological malignancies and file an IND for IGM-2644 for the treatment of patients with multiple myeloma in 2022. We may experience delays in our ongoing or future preclinical studies or clinical trials, and we do not know whether future preclinical studies or clinical trials will begin on time, need to be redesigned, enroll an adequate number of patients on time or be completed on schedule, if at all. For example, as a result of supply chain constraints and staffing issues at one of our CMOs, we have previously adjusted the anticipated filing date of our IND application for IGM-7354 and we have had to make certain other adjustments, and we may have to make further adjustments in the future, with respect to this or other programs. We also experienced questions from the FDA on issues related to starting dose and sequencing of healthy volunteers and patients, delivery device and non-drug substance formulation components that delayed our original plans to advance IGM-6268 into the clinic. The commencement or completion of these clinical trials could be substantially delayed or prevented by many factors, including:

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

The manufacturing of our product candidates is complex. We and our third-party manufacturers have encountered and may continue to encounter difficulties in production and supply chain shortages have limited and may continue to limit our access to raw materials and other supplies. If we continue to encounter any such difficulties, our ability to manufacture drug substance or supply our product candidates for preclinical studies or clinical trials or, if approved, for commercial sale, could be further delayed or halted entirely.

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

Also, historically IgM antibodies have been particularly difficult to manufacture and CMOs have limited experience in the manufacturing of IgM antibodies. The process of manufacturing our product candidates is extremely susceptible to product loss due to contamination, equipment failure or improper installation or operation of equipment, vendor or operator error, contamination and inconsistency in yields, variability in product characteristics and difficulties in scaling the production process. Even minor deviations from normal manufacturing processes could result in reduced production yields, product defects and other supply disruptions. For example, as a result of supply chain constraints and staffing issues at one of our CMOs, we have previously adjusted the anticipated filing date of our IND application for IGM-7354 and we have had to make certain other adjustments, and we may have to make further adjustments in the future, with respect to this or other programs. If microbial, viral or other contaminations are discovered in our product candidates or in the manufacturing facilities in which our product candidates are made, such manufacturing facilities may need to be closed for an extended period of time to investigate and remedy the contamination.

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

Due to the significant resources required for the development of our programs, we must focus our programs on specific product candidates and indications and decide which product candidates to pursue and advance and the amount of resources to allocate to each. Our decisions concerning the allocation of research, development, collaboration, management and financial resources toward particular product candidates or indications may not lead to the development of any viable commercial product and may divert resources away from better opportunities. For example, due to the changing COVID-19 clinical and regulatory environment we do not plan to continue clinical development of IGM-6268 after we have completed the healthy volunteer cohorts of the current Phase 1 studies. Similarly, our potential decisions to delay, terminate or collaborate with third parties in respect of certain programs may subsequently also cause us to miss valuable opportunities. If we make incorrect determinations regarding the viability or market potential of any of our programs or product candidates or misread trends in the oncology or biotechnology industry, our business, financial condition and results of operations could be materially adversely affected. As a result, we may fail to capitalize on viable commercial products or profitable market opportunities, be required to forego or delay pursuit of opportunities with other product candidates or other indications that may later prove to have greater commercial potential than those we choose to pursue, or relinquish valuable rights to such product candidates through collaboration, licensing or other royalty arrangements in cases in which it would have been advantageous for us to invest additional resources to retain sole development and commercialization rights.

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

Our operations, and those of our CROs, CMOs and other contractors, consultants, and third parties have been and could in the future be subject to other orders or restrictions imposed by federal, state, local, or foreign governments as a result of the COVID-19 pandemic. These restrictions could seriously harm our operations and financial condition and increase our costs and expenses. For example, efforts to accelerate COVID-19 vaccine production and distribution, such as Operation Warp Speed, together with other global supply chain disruptions have affected the availability of certain materials used in the manufacture of our product candidates, resulting in manufacturing delays. In addition, at least one of our CMOs has experienced staffing issues due to COVID-19, resulting in additional manufacturing challenges. As a result of these supply chain and staffing impacts, we have previously adjusted the anticipated filing date of our IND application for IGM-7354 and we have had to make certain other adjustments, and we may have to make further adjustments in the future, with respect to this or other programs. If we, or our third-party suppliers and CMOs, are unable to source necessary materials on a timely basis, or adequately staff their operations, we may experience further delays in our ability to manufacture our product candidates, which could further affect the pace of our clinical trials until such materials once again become available or such staffing challenges are resolved.

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

As of March 31, 2022, we had 216 full-time employees. As our development and commercialization plans and strategies develop, and as we transition into operating as a public company, we expect to expand our employee base for managerial, operational, financial and other resources. Additionally, as our product candidates and discovery programs enter and advance through preclinical studies and any clinical trials, we will need to expand our research, development, manufacturing, regulatory and sales and marketing capabilities or contract with other organizations to provide these capabilities for us. Future growth would impose significant added responsibilities on members of management, including the need to identify, recruit, maintain, motivate and integrate additional employees. Also, our management may need to divert a disproportionate amount of their attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, give rise to operational errors, loss of business opportunities, loss of employees and reduced productivity amongst remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of existing and additional product candidates and discovery programs. If our management is unable to effectively manage our expected growth, our expenses may increase more than expected, our ability to generate or grow revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize our product candidates and compete effectively with others in our industry will depend on our ability to effectively expand our organization and manage any future growth.

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

Outside the United States, an increasing number of laws, regulations, and industry standards apply to data privacy and security. For example, the European Union’s General Data Protection Regulation (EU GDPR) and the United Kingdom’s GDPR (UK GDPR) impose strict requirements for processing the personal data of individuals. For example, under the EU GDPR, government regulators may impose temporary or definitive bans on data processing, as well as fines of up to 20 million euros or 4% of annual global revenue, whichever is greater. Further, individuals may initiate litigation related to our processing of their personal data.

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

We have incurred significant losses since our inception. Our net loss for the three months ended March 31, 2022 was $51.9 million and for the year ended December 31, 2021 was $165.2 million. As of March 31, 2022, our accumulated deficit was approximately $405.6 million. We expect to continue to incur losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of, and seek regulatory approvals for, our product candidates, prepare for and begin to commercialize any approved product candidates and add infrastructure and personnel to support our product development efforts and operations as a public company. The net losses and negative cash flows incurred to date, together with expected future losses, have had, and likely will continue to have, an adverse effect on our shareholders’ deficit and working capital. The amount of future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenue. The net losses we incur may fluctuate significantly from quarter-to-quarter such that a period-to-period comparison of our results of operations may not be a good indication of our future performance.

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

As of March 31, 2022, we had $187.5 million in cash, cash equivalents, and marketable securities. We believe that our existing cash, cash equivalents, and marketable securities will enable us to fund our operating expenses and capital expenditure requirements for at least one year past the issuance date of the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. Our estimate as to how long we expect our cash, cash equivalents, and marketable securities to be able to continue to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned. In addition, because successful development of our product candidates is uncertain, we are unable to estimate the actual funds we will require to complete research and development and to commercialize our product candidates.

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

We may from time to time raise additional capital through the sale of equity or convertible securities. If we issue additional shares of common stock at a discount from the current trading price of our common stock, our stockholders would experience immediate dilution upon the purchase of any shares of our common stock sold at such discount. In addition, as opportunities present themselves, we may enter into financing or similar arrangements in the future, including the issuance of debt securities, preferred stock, common stock, or non-voting common stock. On April 1, 2022, pursuant to our registration statement on Form S-3 (File No. 333-258644), we completed a public offering of 8,695,653 shares of our non-voting common stock, with an option for the underwriters to purchase 1,304,347 shares of our voting common stock, which was exercised in full, for aggregate gross proceeds of $230.0 million. After deducting underwriting discounts and commissions and offering costs paid or payable by us of approximately $12.0 million, the aggregate net proceeds from this public offering were approximately $218.0 million.

If in the future we issue shares of common stock or securities convertible into common stock, our stockholders would experience dilution and, as a result, the market price of our common stock may decline. We cannot predict the effect that future sales of our common stock would have on the market price of our common stock. Additionally, our stockholders may be further diluted by the exercise of the pre-funded warrants issued in December 2020 (see Note 7 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information) and any issuance of our voting common stock issuable upon the conversion of shares of non-voting common stock currently outstanding.

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

At March 31, 2022, we had $187.5 million of cash, cash equivalents, and marketable securities. While we are not aware of any downgrades, material losses, or other significant deterioration in the fair value of our cash equivalents or investments since March 31, 2022, no assurance can be given that further deterioration of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents or our ability to meet our financing objectives. Furthermore, our stock price may decline due in part to the volatility of the stock market and general economic downturn.

Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.

As of December 31, 2021, we had net operating loss (NOL) carryforwards available to reduce future taxable income, if any, for federal and state income tax purposes of approximately $300.5 million and $284.6 million, respectively. At December 31, 2021, we also had federal and California research and development tax credit carryforwards of $13.6 million and $9.4 million, respectively, available to offset future income tax, if any. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the Code), if a corporation undergoes an “ownership change,” the corporation’s ability to use its NOLs and other pre-change tax attributes such as research tax credits to offset its post-change taxable income or taxes may be limited. In general, an “ownership change” occurs if there is a cumulative change in our ownership by “5% shareholders” that exceeds 50 percentage points over a rolling three-year period. We completed a Section 382 study and believe we have experienced at least two changes in ownership. Consequently, we may be limited in our ability to use our NOL carryforwards and other tax assets in a future year if taxable income in that given year exceeds our cumulative 382 NOL utilization limits through that specific year. As a result, even if we attain profitability, it is possible 382 limitations on the ability to use our NOL carryforwards and other tax assets could adversely affect our future cash flows. In addition, our NOL carryforwards may be unavailable to offset future taxable income because of restrictions under U.S. tax law. The Tax Cuts and Jobs Act of 2017 (Tax Act), as modified by the CARES Act, imposes certain limitations on the deduction of NOLs, including a limitation on use of NOLs generated in tax years that began on or after January 1, 2018 to offset 80% of taxable income in tax years beginning on or after January 1, 2021.

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

We currently have limited in-house manufacturing experience and personnel. While we have completed construction and have begun to operate a cGMP manufacturing facility for the manufacture of clinical trial drug materials, we expect to continue to rely for some time on third parties to manufacture our product candidates for preclinical testing and clinical trials, in compliance with applicable regulatory and quality standards, and may do so for the commercial manufacture of some of our product candidates, if approved. To date, we have obtained bulk drug substance (BDS) for our clinical-stage product candidates from single-source third-party contract manufacturers, and we expect to obtain BDS for our other pipeline candidates from single-source third-party contract manufacturers as well. Any reduction or halt in supply of BDS from any of these contract manufacturers could severely constrain our ability to develop our product candidates until a replacement contract manufacturer is found and qualified. As a result of supply chain constraints and staffing issues at one of our contract manufacturers, we have previously adjusted the anticipated filing date of our IND application for IGM-7354 and we have had to make certain other adjustments, and we may have to make further adjustments in the future, with respect to this or other programs. In addition, we currently rely on a third-party contract research organization for the conduct of our clinical assays and we have experienced, and may continue to experience, delays and interruptions, as well as quality and design errors, in this supply of information to us. If we are unable to arrange for and maintain such third-party manufacturing and analytical sources that are capable of meeting regulatory standards, or fail to do so on commercially reasonable terms, we may not be able to successfully produce sufficient supply of product candidate or clinical sample analysis data, or we may be delayed in doing so. If we are unable to arrange for and maintain such third-party manufacturing sources that are capable of meeting regulatory standards, or fail to do so on commercially reasonable terms, we may not be able to successfully produce sufficient supply of product candidate or we may be delayed in doing so. If we were to experience an unexpected loss of supply of our product candidates, for any reason, whether as a result of manufacturing, supply or storage issues, the impacts of the COVID-19 pandemic or otherwise, we could experience delays, disruptions, suspensions or terminations of, or be required to restart or repeat, any pending or ongoing clinical trials. Such failure or substantial delay or loss of supply could materially harm our business.

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

As of March 31, 2022, Topsøe Holding A/S, together with other holders of 5% or more of our outstanding capital stock and their respective affiliates, beneficially owned 25,823,588 shares, or approximately 79.4%, of our outstanding capital stock (which includes 19,392,383 shares, or approximately 74.3%, of our voting common stock). Accordingly, our principal stockholders will be able to control most matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, including mergers and sales of all or substantially all of our assets. The interests of these principal stockholders may not always coincide with your interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders. For example, our concentration of ownership could have the effect of delaying or preventing a change in control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could cause the market price of our common stock to decline or prevent our stockholders from realizing a premium over the market price for their shares of our common stock.

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

On April 1, 2022, pursuant to our registration statement on Form S-3 (File No. 333-258644), we completed a public offering of 8,695,653 shares of our non-voting common stock, with an option for the underwriters to purchase 1,304,347 shares of our voting common stock, which was exercised in full. Pursuant to this new shelf registration statement on Form S-3, we may offer debt securities, preferred stock, common stock, non-voting common stock and certain other securities from time to time.

If in the future we issue shares of common stock or securities convertible into common stock, our stockholders would experience dilution and, as a result, the market price of our common stock may decline. We cannot predict the effect that future sales of our securities would have on the market price of our common stock. Additionally, our securityholders may be further diluted by the exercise of the pre-funded warrants issued in December 2020 or by any issuance of our voting common stock issuable upon the conversion of shares of non-voting common stock currently outstanding.

We and our directors and executive officers have agreed that for a period of 60 days after March 29, 2022, subject to specified exceptions, we or they will not offer, sell, contract to sell, pledge or otherwise dispose of, directly or indirectly, any shares of our common stock or securities convertible into or exchangeable or exercisable for any shares of our common stock. Sales of stock by any of our directors, executive officers or principal stockholders could have a material adverse effect on the trading price of our common stock.

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

Our management team has broad discretion in the application of the net proceeds from our public offering in April 2022, and we may spend or invest these proceeds in a way with which our stockholders disagree. Accordingly, you will need to rely on our management team’s judgment with respect to the use of these proceeds and these uses may not yield a favorable return to our stockholders and may negatively impact the price of our common stock. In addition, until the net proceeds are used, they may be placed in investments that do not produce significant income or that may lose value. The failure by management to apply these funds effectively could negatively affect our ability to operate and grow our business.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

10.1*	Collaboration and License Agreement by and between IGM Biosciences, Inc. and Genzyme Corporation, dated March 28, 2022.	8-K	001-39045	10.1	March 29, 2022

10.2+	Amended and Restated 2019 Employee Stock Purchase Plan, amended May 1, 2022, and forms of agreements thereunder.

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1†	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2†	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibit 101)

+ Indicates management contract or compensatory plan.

* Portions of this exhibit have been redacted in accordance with Regulations S-K Item 601(b)(10).

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

IGM Biosciences, Inc.

Date: May 9, 2022	By:	/s/ Fred Schwarzer
Fred Schwarzer
Chief Executive Officer and President (Principal Executive Officer)

Date: May 9, 2022	By:	/s/ Misbah Tahir
Misbah Tahir
Chief Financial Officer (Principal Financial and Accounting Officer)