Form 10-Q
period 2022-06-30
IGM Biosciences, Inc.
filed 2022-08-08
CIK 1496323

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 2, 2022, the registrant had 28,968,962 shares of common stock, $0.01 par value per share, and 13,687,883 shares of non-voting common stock, $0.01 par value per share, outstanding.

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

In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will” or “would,” or the negative of these terms or other similar expressions. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about: the therapeutic applications for our IgM antibodies; the advantages of the properties of our IgM bispecific antibodies; the timing of the initiation, progress and potential results of our preclinical studies, clinical trials and our discovery programs; our ability to utilize our IgM antibody platform to generate and advance additional product candidates; our ability to advance product candidates into, and successfully complete, clinical trials; the timing or likelihood of regulatory filings and approvals; our estimates of the number of patients who suffer from the diseases we are targeting and the number of patients that may enroll in our clinical trials; the commercializing of our product candidates, if approved; whether, and for how long, we will rely on third parties to manufacture our product candidates for preclinical and clinical testing and to package, label, store and distribute our investigational product candidates; our ability and the potential to successfully manufacture and supply our product candidates for clinical trials and for commercial use, if approved; potential business disruptions affecting drug discovery, our preclinical studies or the initiation, patient enrollment, development and operation of our clinical trials, including those related to the COVID-19 pandemic; the sufficiency of our backup to our master cell banks; expectations regarding our collaboration agreement with Genzyme Corporation, a wholly owned subsidiary of Sanofi (Sanofi), including all financial aspects of the collaboration, the potential benefits and results of the collaboration, as well as plans and objectives with respect to the collaboration; future strategic arrangements and/or collaborations and the potential benefits of such arrangements; our expectations regarding the impact of the COVID-19 pandemic on our business; our anticipated use of our existing resources; our estimates regarding expenses, future revenue, capital requirements and needs for additional financing and our ability to obtain additional capital; the sufficiency of our existing cash, cash equivalents, and marketable securities to fund our future operating expenses and capital expenditure requirements; our ability to retain the continued service of our key personnel and to identify, hire and retain additional qualified professionals; the implementation of our business model, strategic plans for our business and product candidates; the scope of protection we are able to establish and maintain for intellectual property rights, including our IgM platform, product candidates and discovery programs; our ability to contract with third-party suppliers and manufacturers and their ability to perform adequately; the pricing, coverage and reimbursement of our product candidates, if approved; developments relating to our competitors and our industry, including competing product candidates and therapies; and the ability of our clinical trials to demonstrate the safety and efficacy of our product candidates, and other positive results.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

IGM Biosciences, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except share and per share data)

	June 30,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$221,274	$133,334
Restricted cash	697	701
Marketable securities	291,931	96,208
Prepaid expenses and other current assets	7,933	10,504
Total current assets	521,835	240,747
Property, plant and equipment, net	31,288	28,495
Operating lease right-of-use assets	28,074	27,849
Other non-current assets	1,000	1,036
Total assets	$582,197	$298,127

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,459	$5,584
Accrued liabilities	24,568	18,876
Lease liabilities	4,272	3,320
Deferred revenue	3,518	—
Total current liabilities	35,817	27,780
Lease liabilities, non-current	24,853	25,439
Deferred revenue, non-current	146,116	—
Total liabilities	206,786	53,219
Commitments and contingencies (Note 5 and 10)

Stockholders' equity:
Preferred stock, $0.01 par value; 200,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 1,000,000,000 shares authorized as of June 30, 2022 and December 31, 2021; 28,965,479 and 26,066,818 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	290	261
Non-voting common stock, $0.01 par value; 200,000,000 shares authorized as of June 30, 2022 and December 31, 2021, respectively; 13,687,883 and 6,431,205 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	137	64
Additional paid-in-capital	839,659	598,373
Accumulated other comprehensive loss	(462)	(66)
Accumulated deficit	(464,213)	(353,724)
Total stockholders’ equity	375,411	244,908
Total liabilities and stockholders’ equity	$582,197	$298,127

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IGM Biosciences, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(in thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Collaboration revenue	$366	$—	$366	$—

Operating expenses:
Research and development	47,218	30,089	86,093	53,661
General and administrative	12,372	8,649	25,453	16,783
Total operating expenses	59,590	38,738	111,546	70,444
Loss from operations	(59,224)	(38,738)	(111,180)	(70,444)
Other income, net	629	24	691	86
Net loss	$(58,595)	$(38,714)	$(110,489)	$(70,358)

Net loss per share, basic and diluted	$(1.33)	$(1.16)	$(2.84)	$(2.11)
Weighted-average common shares outstanding, basic and diluted	43,919,092	33,371,753	38,906,839	33,350,492

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IGM Biosciences, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Net loss	$(58,595)	$(38,714)	$(110,489)	$(70,358)
Other comprehensive loss:
Unrealized loss on marketable securities	(269)	(16)	(396)	(28)
Comprehensive loss	$(58,864)	$(38,730)	$(110,885)	$(70,386)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IGM Biosciences, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(in thousands, except share amounts)

			Non-Voting		Additional	Accumulated Other		Total
	Common Stock		Common Stock		Paid-In-	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
Balance—December 31, 2021	26,066,818	$261	6,431,205	$64	$598,373	$(66)	$(353,724)	$244,908
Exercise of stock options	23,432	—	—	—	133	—	—	133
Issuance of fully vested restricted stock units	1,713	—	—	—	—	—	—	—
Unrealized loss on marketable securities	—	—	—	—	—	(127)	—	(127)
Stock-based compensation expense	—	—	—	—	11,499	—	—	11,499
Net loss	—	—	—	—	—	—	(51,894)	(51,894)
Balance—March 31, 2022	26,091,963	$261	6,431,205	$64	$610,005	$(193)	$(405,618)	$204,519
Issuance of common stock in connection with public offering, net of offering costs	1,304,347	28	8,695,653	73	217,886	—	—	217,987
Conversion of non-voting common stock into voting common stock	1,438,975	—	(1,438,975)	—	—	—	—	—
Exercise of stock options	6,140	—	—	—	6	—	—	6
Vest of restricted stock units	85,510	1	—	—	(1)	—	—	—
Purchases under employee stock purchase plan	38,544	—	—	—	477	—	—	477
Unrealized loss on marketable securities	—	—	—	—	—	(269)	—	(269)
Stock-based compensation expense	—	—	—	—	11,286	—	—	11,286
Net loss	—	—	—	—	—	—	(58,595)	(58,595)
Balance—June 30, 2022	28,965,479	$290	13,687,883	$137	$839,659	$(462)	$(464,213)	$375,411

			Non-Voting		Additional	Accumulated Other		Total
	Common Stock		Common Stock		Paid-In-	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance—December 31, 2020	25,542,931	$255	6,431,205	$64	$570,030	$26	$(188,560)	$381,815
Exercise of stock options, net of shares withheld for taxes and exercise costs	37,065	—	—	—	(53)	—	—	(53)
Issuance of fully vested restricted stock units	1,216	—	—	—	—	—	—	—
Unrealized loss on marketable securities	—	—	—	—	—	(12)	—	(12)
Stock-based compensation expense	—	—	—	—	5,504	—	—	5,504
Net loss	—	—	—	—	—	—	(31,644)	(31,644)
Balance—March 31, 2021	25,581,212	$255	6,431,205	$64	$575,481	$14	$(220,204)	$355,610
Exercise of stock options, net of shares withheld for taxes and exercise costs	33,484	1	—	—	(439)	—	—	(438)
Issuance of fully vested restricted stock units	1,216	—	—	—	—	—	—	—
Purchases under employee stock purchase plan	8,818	—	—	—	405	—	—	405
Unrealized loss on marketable securities	—	—	—	—	—	(16)	—	(16)
Stock-based compensation expense	—	—	—	—	5,609	—	—	5,609
Net loss	—	—	—	—	—	—	(38,714)	(38,714)
Balance—June 30, 2021	25,624,730	$256	6,431,205	$64	$581,056	$(2)	$(258,918)	$322,456

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IGM Biosciences, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Six Months Ended
	June 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(110,489)	$(70,358)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	2,668	2,086
Stock-based compensation expense	22,785	11,113
Purchase net discount (premium) on marketable securities	1,651	(662)
Net amortization of premiums on marketable securities	194	332
Non-cash lease expense	2,090	1,507
Changes in assets and liabilities:
Prepaid expenses and other current assets	2,892	(1,573)
Other non-current assets	36	(283)
Accounts payable	(2,051)	685
Accrued liabilities	4,957	3,323
Lease liabilities, net	(1,949)	(1,446)
Deferred revenue	149,634	—
Net cash provided by (used in) operating activities	72,418	(55,276)

Cash flows from investing activities:
Purchases of property, plant and equipment	(4,800)	(9,235)
Purchases of marketable securities	(282,512)	(48,000)
Proceeds from maturities of marketable securities	84,227	114,569
Proceeds from the sales of marketable securities	—	2,997
Net cash (used in) provided by investing activities	(203,085)	60,331

Cash flows from financing activities:
Payment of employee taxes and exercise costs for shares withheld	—	(1,015)
Proceeds from exercise of stock options	139	524
Proceeds from purchases under the employee stock purchase plan	477	405
Proceeds from issuance of common stock in public offering, net of offering costs	217,987	—
Net cash provided by (used in) financing activities	218,603	(86)
Net increase in cash, cash equivalents, and restricted cash	87,936	4,969

Cash, cash equivalents, and restricted cash
Beginning of period	134,035	241,080
End of period	$221,971	$246,049

Reconciliation of cash, cash equivalents, and restricted cash
Cash and cash equivalents	$221,274	$246,049
Restricted cash	$697	$—
Cash, cash equivalents, and restricted cash	$221,971	$246,049

Supplemental disclosure of non-cash investing and financing activities:
Right-of-use assets recognized in exchange for lease obligations	$2,315	$1,844
Unpaid amounts related to purchase of property, plant and equipment	$1,156	$814

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (GAAP) and applicable rules and regulations of the Securities and Exchange Commission (SEC) regarding interim financial reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP have been condensed or omitted, and accordingly the balance sheet as of December 31, 2021 has been derived from the audited financial statements at that date but does not include all of the information required by GAAP for complete financial statements. These unaudited interim condensed consolidated financial statements have been prepared on the same basis as the Company’s annual financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments which are necessary for a fair statement of the Company’s financial information. The interim results of operations for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any other interim period or for any other future year.

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

Liquidity

The Company has incurred net operating losses and negative cash flows from operations since its inception and had an accumulated deficit of $464.2 million as of June 30, 2022. As of June 30, 2022, the Company had cash, cash equivalents, and marketable securities of $513.2 million. Management believes that the existing financial resources are sufficient to continue operating activities at least one year past the issuance date of these condensed consolidated financial statements. The Company has historically financed its operations primarily through the sale of common stock and pre-funded warrants in its public offerings and the sale of convertible preferred stock and the issuance of unsecured promissory notes in private placements. To date, none of the Company’s product candidates have been approved for sale, and the Company has not generated any product revenue since inception. Management expects operating losses to continue and increase for the foreseeable future, as the Company progresses its planned research and development activities for its product candidates. The Company’s prospects are subject to risks, expenses and uncertainties frequently encountered by companies in the biotechnology industry as discussed below. While the Company has been able to raise multiple rounds of financing, there can be no assurance that in the event the Company requires additional financing, such financing will be available on terms which are favorable or at all. Failure to raise sufficient capital when needed or generate sufficient cash flow from operations would impact the ability to pursue business strategies and could require the Company to delay, scale back or discontinue one or more product development programs, or other aspects of the Company's business objectives.

Note 2. Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. On an ongoing basis, the Company evaluates its estimates, including, but not limited to, those related to revenue recognition, marketable securities, manufacturing accruals, accrued research and development expenses, stock-based compensation, operating lease right-of-use (ROU) assets and liabilities, income tax uncertainties and the valuation of deferred tax assets. The Company bases its estimates on its historical experience and also on assumptions that it believes are reasonable; however, actual results could significantly differ from those estimates.

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

Concentration of Credit Risk and Other Risks and Uncertainties

Financial instruments that potentially subject the Company to a concentration of credit risk consist primarily of cash, cash equivalents, and marketable securities. The Company invests in money market funds, U.S. Treasury securities, corporate bonds, commercial paper, and U.S. government agency securities. The Company maintains bank deposits in federally insured financial institutions and these deposits may exceed federally insured limits. The Company is exposed to credit risk in the event of a default by the financial institutions holding its cash, cash equivalents, and restricted cash, and bond issuers to the extent recorded on the balance sheets. The Company’s investment policy limits investments to high credit quality securities issued by the U.S. Government and its agencies, highly rated banks, and corporate issuers, subject to certain concentration limits and restrictions on maturities. The Company has not experienced any losses on its deposits of cash, cash equivalents, and marketable securities.

The Company’s future results of operations involve a number of other risks and uncertainties. Factors that could affect the Company’s future operating results and cause actual results to vary materially from expectations include, but are not limited to, the Company’s early stages of clinical drug development; uncertainties related to the use of engineered IgM antibodies, which is a novel and unproven therapeutic approach; the Company’s ability to advance product candidates into, and successfully complete, clinical trials on the timelines it projects; the Company’s ability to adequately demonstrate sufficient safety and efficacy of its product candidates; the Company’s ability to enroll patients in its ongoing and future clinical trials; the Company’s ability to successfully manufacture and supply its product candidates for clinical trials; the occurrence of any event or circumstance that could give rise to the termination of the Company’s collaborations with third parties; the Company’s ability to obtain additional capital to finance its operations; uncertainties related to the projections of the size of patient populations suffering from the diseases the Company is targeting; the Company’s ability to obtain, maintain, and protect its intellectual property rights; developments relating to the Company’s competitors and its industry, including competing product candidates and therapies; general economic and market conditions; and other risks and uncertainties, including those more fully described in the “Risk Factors” section of this Quarterly Report on Form 10-Q.

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

Cash, Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments with original maturities of three months or less from the date of purchase to be cash and cash equivalents. Cash equivalents consist primarily of amounts invested in money market funds, commercial paper and US government agency securities and are stated at fair value. Restricted cash consists of a grant received from a non-profit organization which the Company will utilize as it incurs expenses for services performed under the grant agreement.

Marketable Securities

The Company’s marketable securities have been classified and accounted for as available-for-sale securities. Fixed income securities consist of U.S. Treasury securities, U.S. government agency securities, corporate debt, and commercial paper. The specific identification method is used to determine the cost basis of fixed income securities sold. These securities are recorded on the condensed consolidated balance sheets at fair value. Unrealized gains and losses on these securities are included as a separate component of accumulated other comprehensive income (loss). The cost of marketable securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion are included in other income, net. Realized gains and losses and declines in fair value judged to be other-than-temporary, if any, are also included in other income, net. The Company evaluates securities for other-than-temporary impairment at the balance sheet date. Declines in fair value determined to be other-than-temporary are also included in other income, net. All available-for-sale securities are considered available to support current operations and are classified as current assets.

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

Leases

The Company determines if an arrangement is a lease at inception. In addition, the Company determines whether leases meet the classification criteria of a finance or operating lease at the lease commencement date considering: (1) whether the lease transfers ownership of the underlying asset to the lessee at the end of the lease term, (2) whether the lease grants the lessee an option to purchase the underlying asset that the lessee is reasonably certain to exercise, (3) whether the lease term is for a major part of the remaining economic life of the underlying asset, (4) whether the present value of the sum of the lease payments and residual value guaranteed by the lessee equals or exceeds substantially all of the fair value of the underlying asset, and (5) whether the underlying asset is of such a specialized nature that it is expected to have no alternative use to the lessor at the end of the lease term. As of June 30, 2022, the Company's lease population consisted of real estate. As of June 30, 2022, the Company did not have finance leases.

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

Impairment of Long-Lived Assets

The Company evaluates the carrying amount of its long-lived assets, such as property and equipment, whenever events or changes in circumstances indicate that the assets may not be recoverable. An impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition are less than the carrying amount of the asset. There were no impairments of long-lived assets for the six months ended June 30, 2022 and 2021.

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

Revenue Recognition

For arrangements or transactions between participants determined to be within the scope of ASC Topic 606, “Revenue from Contracts with Customers” (“Topic 606”) the Company performs the following steps to determine the appropriate amount of revenue to be recognized as the Company fulfills its obligations: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price, including variable consideration, if any; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation.

The Company has entered into and may enter into additional collaboration agreements in the future under which it may obtain upfront payments, milestone payments, royalty payments, profit sharing, and other fees. Promises under these arrangements may include intellectual property licenses, research services, and the participation in joint committees.

At contract inception, the Company assesses the goods or services promised and enforceable in a contract with a customer and identifies those distinct goods and services that represent a performance obligation. In assessing whether a promised good or service is distinct, and therefore a performance obligation, the Company considers factors such as the nature of the research, stage of development of the targets, manufacturing and commercialization capabilities of the customer and the availability of the associated expertise in the general marketplace. The Company also considers the intended benefit of the contract in assessing whether a promised good or service is separately identifiable from other promises in the contract. If a promised good or service is not distinct, the Company combines that good or service with other promised goods or services until it identifies a bundle of goods or services that is distinct. Promised goods and services that are not material in the context of the contract are not considered performance obligations. Additional goods or services that are exercisable at a customer’s discretion, including substitution rights, are assessed to determine if they provide a material right to the customer and if so, they are considered performance obligations.

The transaction price is the amount of consideration to which the Company expects to be entitled in exchange for transferring promised goods or services to a customer. The consideration promised in a contract with a customer may include fixed amounts, variable amounts, or both. Non-refundable upfront payments are considered fixed consideration and included in the transaction price.

If an arrangement includes development, regulatory or commercial milestone payments, the Company evaluates whether the milestones are considered probable of being reached and estimates the amount to be included in the transaction price using the most likely amount method. The Company includes the amount of estimated variable consideration, including milestones, in the transaction price to the extent that it is probable that a significant reversal of cumulative revenue recognized will not occur. Milestone payments that are not within the Company’s control or the licensee’s control, such as regulatory approvals, are generally not considered probable of being achieved until those approvals are received. For arrangements with licenses of intellectual property that include sales-based royalties, including milestone payments based on the level of sales, and if the license is deemed to be the predominant item to which the royalties relate, the Company recognizes royalty revenue and sales-based milestones at the later of (i) when the related sales occur, or (ii) when the performance obligation to which the royalty has been allocated has been satisfied.

If it is determined that multiple performance obligations exist, the transaction price is allocated at the inception of the agreement to all identified performance obligations based on the relative standalone selling prices (“SSP”), unless the consideration is variable and meets the criteria to be allocated entirely to one or more, but not all, performance obligations in the contract. The relative SSP for each deliverable is estimated using objective evidence if it is available. If SSP is not directly observable the Company estimates the SSP at an amount that would result in the allocation of the transaction price in an amount that depicts the amount of consideration to which the entity expects to be entitled in exchange for transferring the promised goods or services to the customer, using methods such as the expected cost plus margin approach. Once the transaction price has been allocated to a performance obligation using the applicable methodology, it is not subject to reassessment for subsequent changes in standalone selling prices.

Collaboration revenue is recognized when, or as, the Company satisfies a performance obligation. The Company recognizes revenue over time by measuring the progress toward complete satisfaction of the relevant performance obligation using an appropriate input method based on the nature of the good or service promised to the customer. After contract inception, the transaction price is reassessed at every period end and updated for changes such as resolution of uncertain events.

Management may be required to exercise considerable judgment in estimating revenue to be recognized. Judgment is required in identifying performance obligations, estimating the transaction price, including variable consideration, estimating the standalone selling prices of identified performance obligations, and applying the input method for revenue recognition, including the estimated budgets for each performance obligation.

Amounts received prior to satisfying the revenue recognition criteria are recorded as deferred revenue in the Company’s balance sheet. If the related performance obligation is expected to be satisfied within the next twelve months this will be classified in current liabilities. Amounts recognized as revenue prior to receipt are recorded as contract assets in the Company’s balance sheet. If the Company expects to have an unconditional right to receive consideration in the next twelve months, this will be classified in current assets. A net contract asset or liability is presented for each contract with a customer.

Collaborative Arrangements

The Company analyzes its agreements to assess whether such arrangements involve joint operating activities performed by parties that are both active participants in the activities and exposed to significant risks and rewards dependent on the commercial success of such activities and therefore within the scope of ASC Topic 808, Collaborative Arrangements (“Topic 808"). This assessment is performed throughout the life of the arrangement based on changes in the responsibilities of all parties in the arrangement.

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

As actual costs become known, the Company adjusts its accruals. Although the Company does not expect its estimates to be materially different from amounts actually incurred, such estimates for the status and timing of services performed relative to the actual status and timing of services performed may vary and could result in the Company reporting amounts that are too high or too low in any particular period. The Company’s accrual is dependent, in part, upon the receipt of timely and accurate reporting from CROs and other third-party vendors. Variations in the assumptions used to estimate accruals including, but not limited to, the number of patients enrolled, the rate of patient enrollment and the actual services performed, may vary from the Company’s estimates, resulting in adjustments to clinical trial expenses in future periods. Changes in these estimates that result in material changes to the Company’s accruals could materially affect its financial condition and results of operations. Through June 30, 2022, there have been no material differences from the Company’s estimated accrued research and development expenses to actual expenses.

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

Stock-Based Compensation

The Company accounts for stock-based compensation by measuring and recognizing compensation expense for all share-based awards made to employees, non-employees and directors based on estimated grant-date fair values. The Company uses the straight-line method to allocate compensation cost to reporting periods over the requisite service period, which is generally the vesting period. The grant date fair value of restricted stock units is estimated based on the closing stock price of the Company’s common stock on the date of grant. The grant date fair value of stock options granted to employees and directors is estimated using the Black-Scholes option-pricing model. If the service inception date precedes the grant date, the Company accrues for the stock-based compensation based on the fair value at the reporting date. The Company accounts for forfeitures as they occur. The fair value of each purchase right under the employee stock purchase plan (ESPP) is estimated at the beginning of the offering period using the Black-Scholes option pricing model and recorded as expense over the service period using the straight-line method.

Comprehensive Loss

Comprehensive loss represents the net loss for the period and other comprehensive loss. Other comprehensive loss reflects certain gains and losses that are recorded as a component of stockholders’ deficit and are not reflected in the consolidated statements of operations. The Company’s other comprehensive income (loss) consists of changes in unrealized gains and losses on available-for-sale securities.

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

Reclassification

Certain reclassifications have been made to prior period amounts to conform to current period presentation. These reclassifications did not have an impact on the Company’s results of operations or financial position as of June 30, 2022 and December 31, 2021.

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

Note 3. Fair Value Measurement

The Company measures and reports certain financial instruments as assets and liabilities at fair value on a recurring basis. The following tables set forth the fair value of the Company’s financial assets, which consist of cash equivalents and marketable securities measured and recognized at fair value (in thousands):

		June 30, 2022
	Fair Value Hierarchy Level	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Included within cash and cash equivalents:
Money market funds	Level 1	$108,227	$—	$—	$108,227
U.S. treasury securities	Level 1	9,491	1	—	9,492
Commercial paper	Level 2	62,710	1	(15)	62,696
U.S. government agency securities	Level 2	32,647	—	(4)	32,643
Included within marketable securities:
U.S. treasury securities	Level 1	129,554	8	(277)	129,285
Corporate bonds	Level 2	13,038	—	(60)	12,978
Commercial paper	Level 2	146,802	—	(113)	146,689
U.S. government agency securities	Level 2	2,982	5	(8)	2,979
Total		$505,451	$15	$(477)	$504,989

		December 31, 2021
	Fair Value Hierarchy Level	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Included within cash and cash equivalents:
Money market funds	Level 1	$99,326	$—	$—	$99,326
Commercial paper	Level 2	25,996	—	(1)	25,995
Corporate bonds	Level 2	1,802	—	(1)	1,801
Included within marketable securities:
U.S. treasury securities	Level 1	2,499	—	—	2,499
U.S. government agency securities	Level 2	24,260	—	(24)	24,236
Commercial paper	Level 2	51,376	—	(11)	51,365
Corporate bonds	Level 2	18,137	—	(29)	18,108
Total		$223,396	$—	$(66)	$223,330

The Company evaluates transfers between levels at the end of each reporting period. There were no transfers between Levels 1, 2 and 3 during the three and six months ended June 30, 2022 and 2021. As of June 30, 2022 and December 31, 2021, there were no financial instruments classified as Level 3.

As of June 30, 2022 and December 31, 2021, all debt securities with an unrealized loss position have been in a loss position for less than one year. The aggregate fair value of debt securities in an unrealized loss position as of June 30, 2022 and December 31, 2021 were $312.5 million and $113.0 million, respectively, with no individual securities in a significant unrealized loss position. The Company evaluated its securities for other-than-temporary impairment and considered the decline in market value to be primarily attributable to current economic and market conditions and would not be required to sell the securities before recovery of the amortized cost basis. Based on this analysis, these marketable securities were not considered to be other-than-temporarily impaired as of June 30, 2022 and December 31, 2021.

The following table presents the contractual maturities of the Company’s marketable securities as of June 30, 2022 and December 31, 2021 (in thousands):

	June 30,	December 31,
	2022	2021
Due in less than one year	$494,543	$223,330
Due in more than one year	10,446	—
Total	$504,989	$223,330

Note 4. Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2022	2021
Accrued research and development materials and services	$16,860	$10,829
Accrued professional services	621	1,019
Accrued compensation	6,235	6,748
Other	852	280
Total accrued liabilities	$24,568	$18,876

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

For the three and six months ended June 30, 2022, the Company recorded $2.8 million and $2.9 million as research and development expense in our condensed consolidated statements of operations related to license agreements, and $1.0 million and $2.5 million, for the three and six months ended June 30, 2021.

As of June 30, 2022, the Company’s license agreements for technologies optioned by the Company, including the Medivir agreement described below, included potential future payments for development, regulatory, and sales milestones totaling approximately $365.9 million plus royalties on net sales that range from single digits to mid-teens.

Medivir Agreement

In January 2021, the Company entered into an exclusive license agreement with Medivir AB (Medivir) through which the Company received global, exclusive development and commercialization rights for birinapant, a clinical-stage Second Mitochondrial-derived Activator of Caspases (SMAC) mimetic. Under the terms of the agreement, the Company made an upfront payment of $1.0 million upon signing the agreement, and made an additional $1.5 million payment in November 2021 due to the Company's initiation of a Phase 1 clinical trial of IGM-8444 in combination with birinapant. Under the terms of the agreement, should birinapant be successfully developed and approved, the Company is obligated to make additional milestone payments up to a total of approximately $348.5 million, plus tiered royalties from the mid-single digits up to mid-teens on net sales.

Note 6. Sanofi Agreement

In March 2022, the Company entered into a global collaboration and license agreement (the Sanofi Agreement) with Genzyme Corporation, a wholly owned subsidiary of Sanofi (Sanofi), which became effective in May 2022 upon satisfaction of the closing conditions. Under the terms of the Sanofi Agreement, the Company will generate, develop, manufacture and commercialize IgM antibodies directed to six primary targets, three of which are intended as oncology targets and three of which are intended as immunology targets.

For each oncology target collaboration program, the Company will lead research and development activities, and assume related costs, through receipt of the first marketing approval for a licensed product directed to that oncology target by the Food and Drug Administration (FDA) or European Medicines Agency (EMA) in exchange for up to $940 million in development and regulatory milestones per oncology target. After receipt of the first marketing approval for a licensed product directed to an oncology target, Sanofi will lead all subsequent development and commercialization activities for that oncology target. For each licensed product directed to an oncology target, the companies will share profits 50:50 in certain major markets, subject to certain exceptions, and the Company will be eligible to receive tiered low double-digit to mid-teen royalties on net sales of licensed products in the rest of world, subject to certain reductions and offsets. However, the Company has the right to opt-out of any future research and development responsibilities for each oncology target collaboration program at any time after completion of a Phase 1 clinical trial for an oncology target collaboration program. As a result of exercising this opt-out right, the Company would no longer share profits 50:50 but would instead be eligible for certain sales milestones and tiered royalties on net sales.

For each immunology target collaboration program, IGM will lead research and development activities, and assume related costs, through the completion of the first Phase 1 clinical trials for up to two candidates directed to each immunology target, after which Sanofi will be responsible for all future development and commercialization activities and related costs, in exchange for up to $1.065 billion in aggregate development, regulatory and commercial milestones per immunology target. Following the completion of the first Phase 1 clinical trials for each immunology target, Sanofi will be responsible for subsequent development activities, commercialization efforts, and related costs. IGM is eligible to receive tiered high single-digit to low-teen royalties on global net sales for licensed products related to immunology targets, subject to certain reductions and offsets.

Subject to earlier expiration in certain circumstances, the Sanofi Agreement expires on a licensed product-by-licensed product and country-by-country basis until the expiration of the applicable profit and loss share term or royalty term, as the case may be. Sanofi has the right to terminate the Sanofi Agreement on a collaboration target-by-collaboration target basis or country-by-country basis with or without cause, upon specified prior notice.

After considering the level of involvement and participation in the joint activities and the related exposure to the risks and rewards of the collaboration, the Company determined that at inception, the Sanofi Agreement does not fall within the collaborative arrangement guidance in Topic 808, and that Sanofi is a customer of the Company for all initial promised goods and services and therefore the agreement is directly within the scope of Topic 606.

The Company identified promised goods and services in the Sanofi Agreement related to the grant of intellectual property license, performance of specified research, development and other various activities. The Company determined that for each of the six targets, the identified promised goods and services are not distinct from each other on a target-by-target basis. The licenses, considered to be functional intellectual property, were determined to not be capable of being distinct due to the specialized nature of the research, development, and other activities to be provided by the Company. Accordingly, the promised goods and services, which consist of the granting of intellectual property licenses and the performance of specified research, development and other various activities, were combined together as one single performance obligation, on a target-by-target basis. The Company determined that the underlying promised goods and services for each of the six targets are both capable of being distinct and distinct within the context of the contract from each of the other targets. Therefore, the Company concluded that there are six performance obligations in the Sanofi Agreement, one for each target, that are comprised of the underlying promised goods and services. Other components and options within the Sanofi Agreement were determined to not provide Sanofi with free or discounted goods or services and therefore did not constitute a material right or were deemed immaterial in the context of the contract.

To determine the transaction price, the Company evaluated all the payments to be received during the duration of the contract. In May 2022, the Company received a $150.0 million upfront payment as part of the Sanofi Agreement. Additionally, in April 2022, Sanofi purchased non-voting common stock in connection with the Company’s public common stock offering (see Note 7 – Stockholders’ Equity). The Company concluded that at inception and as of June 30, 2022, the transaction price was $150.0 million and was comprised solely of the fixed non-refundable upfront payment. No consideration received from Sanofi as part of the April 2022 offering was deemed necessary to include in the transaction price as Sanofi purchased the shares at the same offering price as the other participating investors.

The potential development and regulatory milestone payments that the Company is eligible to receive were excluded from the transaction price, as the milestone amounts were fully constrained, since the milestones relate to successful achievement of certain development results and regulatory approvals, which might not be achieved. The Company determined that the royalties and commercial milestone payments relate predominantly to the license of intellectual property and are therefore excluded from the transaction price under the sales- or usage-based royalty exception of ASC 606. The Company will reevaluate the transaction price, including all constrained amounts, at the end of each reporting period and as uncertain events are resolved or other changes in circumstances occur, and the Company will adjust its estimate of the transaction price as necessary. The Company will recognize the royalties and commercial milestone payments as revenue when the associated sales occur, and relevant sales-based thresholds are met.

The Company allocated the transaction price based on the estimated SSP of each of the six performance obligations. The Company determined the SSP for each of the six performance obligations based on the estimated costs to complete the underlying activities of each performance obligation and included factors such as forecasted internal costs, estimated third-party expenditures, development timelines and scenarios, probability of target failures and selection of substitute targets, and program-specific factors. These estimated cost forecasts were based on observable data for both market and entity specific factors, such as considering the actual and expected costs of the Company’s existing research and development programs and adjusting for factors specific to the targets identified.

The Company recognizes revenue using an input method of costs incurred as a percentage of total estimated costs for each performance obligations under the contract. Costs consist primarily of internal personnel costs and third-party contract expenses related to the programs of the Sanofi Agreement. The cumulative effect of revisions to estimated costs to complete the Company’s performance obligations is recorded in the period in which changes are identified and amounts can be reasonably estimated.

For the three and six months ended June 30, 2022, the Company recognized collaboration revenue from a customer related to the Sanofi Agreement of $0.4 million. As of June 30, 2022, $149.6 million was recorded as deferred revenue, of which $3.5 million was current, on the consolidated balance sheet related to the Sanofi Agreement. The deferred revenue is expected to be recognized over the research and development period of the programs through the completion of Phase 1 clinical trials.

Note 7. Stockholders' Equity

Common Stock and Non-Voting Common Stock

As of June 30, 2022 and December 31, 2021, the Company’s certificate of incorporation authorized the Company to issue 1,200,000,000 shares of common stock (including 200,000,000 shares of non-voting common stock) and 200,000,000 shares of preferred stock, at a par value of $0.01 per share. Each share of common stock (excluding non-voting common stock) is entitled to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the Company’s Board of Directors, subject to prior rights of the preferred stockholders. As of June 30, 2022 and December 31, 2021, no dividends have been declared.

The Company had reserved common stock, on an as-converted basis, for future issuance as follows:

	June 30,	December 31,
	2022	2021
Stock options, issued and outstanding	5,637,483	3,764,001
Restricted stock units	615,151	358,535
Stock options and restricted stock units, future issuance	1,671,144	2,618,117
Employee stock purchase plan, available for future grants	816,662	855,206
Pre-funded warrants	1,334,332	1,334,332
Total	10,074,772	8,930,191

Public Offering

In April 2022, the Company issued and sold 10,000,000 shares of common stock, including 8,695,653 shares of non-voting common stock and, pursuant to the exercise in full by the underwriters of a 30-day option to purchase additional shares, 1,304,347 shares of voting common stock, each at a public offering price of $23.00 per share in an underwritten public offering pursuant to a shelf registration on Form S-3. The net proceeds to the Company from the offering were approximately $218.0 million, after deducting underwriting discounts and commissions and offering costs of approximately $12.0 million.

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

The outstanding pre-funded warrants to purchase shares of common stock are exercisable at any time after their original issuance. However, the Company may not effect the exercise of any pre-funded warrants, and a holder will not be entitled to exercise any portion of any pre-funded warrants that, upon giving effect to such exercise, would cause: (i) the aggregate number of shares of the Company’s common stock beneficially owned by such holder (together with its affiliates) to exceed 9.99% of the number of shares of the Company’s common stock outstanding immediately after giving effect to the exercise; or (ii) the combined voting power of the Company’s securities beneficially owned by such holder (together with its affiliates) to exceed 9.99% of the combined voting power of all of the Company’s securities outstanding immediately after giving effect to the exercise, as such percentage ownership is determined in accordance with the terms of the pre-funded warrants. However, any holder of a pre-funded warrant may increase or decrease such percentage to any other percentage not in excess of 19.99% upon at least 61 days’ prior notice from the holder to the Company. As of June 30, 2022, no shares underlying the pre-funded warrants had been exercised. All of the outstanding pre-funded warrants are included in the weighted-average number of shares of common stock used to calculate basic net loss per share attributable to common stockholders (see “Note 9 Net Loss Per Share Attributable to Common Stockholders”).

Note 8. Stock-Based Compensation

The 2018 Omnibus Incentive Plan (the 2018 Plan) provides for an increase in the number of shares reserved for issuance on the first day of each fiscal year equal to the least of (i) 8,768,800 shares, (ii) 4% of the Company’s common stock and non-voting common stock outstanding at December 31 of the immediately preceding year, or (iii) such number of shares as determined by the Company’s Board of Directors. As a result of this provision, on January 1, 2022 and 2021, an additional 1,299,921 and 1,278,965 shares, respectively, became available for issuance under the 2018 Plan. As of June 30, 2022, the 2018 Plan had 1,671,144 shares of common stock available for future issuance.

Total stock-based compensation expense related to the Company’s equity incentive plans and employee stock purchase plan was recorded in the statements of operations as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Research and development	$6,335	$2,645	$12,942	$4,510
General and administrative	4,951	2,964	9,843	6,603
Total stock-based compensation expense	$11,286	$5,609	$22,785	$11,113

The following table summarizes the Company's stock awards granted for each of the periods indicated:

	For the Six Months Ended June 30,
	2022		2021
	Grants	Weighted- Average Grant Date Fair Value	Grants	Weighted- Average Grant Date Fair Value
Stock options	2,047,082	$12.99	809,472	$63.70
Restricted stock units	376,468	$16.07	1,932	$79.94

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

The following equity instruments were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive for the periods presented:

	June 30,
	2022	2021
Stock options	5,637,483	3,564,665
Estimated shares issuable under the employee stock purchase plan	32,155	9,959
Unvested restricted stock units	615,151	167
Total	6,284,789	3,574,791

Note 10. Subsequent Events

In July 2022, the Company entered into two new lease agreements for office and laboratory space located in Mountain View, California. The office lease commences in October 2022 and expires June 2032, with total future rent payments totaling approximately $13.1 million. The laboratory lease commences in September 2024 and expires June 2032, with total future rent payments totaling approximately $9.0 million.

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

Overview

We are a clinical-stage biotechnology company pioneering the development of IgM antibodies for the treatment of cancer, infectious diseases, and autoimmune and inflammatory diseases. IgM antibodies have inherent properties that we believe may enable them to bind more strongly to targets on the surface of cells than comparable IgG antibodies. We have created a proprietary IgM antibody technology platform that we believe is particularly well suited for developing T cell engagers, receptor cross-linking agonists, targeted cytokines, and target neutralizers. Our product candidates currently in clinical testing include:

•
Imvotamab (IGM-2323): A bispecific T cell engaging IgM antibody targeting CD20 and CD3 proteins currently in two Phase 2 clinical trials for the treatment of relapsed and/or refractory diffuse large B cell lymphoma (DLBCL) and follicular lymphoma (FL) patients.
•
IGM-8444: An IgM antibody targeting Death Receptor 5 (DR5) proteins, which may prove to be useful for the treatment of patients with solid and hematologic malignancies, currently in a Phase 1 clinical trial for the treatment of relapsed and/or refractory solid and hematologic cancers.

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

We have incurred significant net losses to date. Our ability to generate product revenue sufficient to achieve profitability will depend on the successful development and eventual commercialization of one or more of our current or future product candidates. Our net losses were $110.5 million and $70.4 million for the six months ended June 30, 2022 and June 30, 2021, respectively. As of June 30, 2022, we had an accumulated deficit of $464.2 million. These losses have resulted primarily from costs incurred in connection with research and development activities and general and administrative costs associated with our operations. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future, and our net losses may fluctuate significantly from period to period, depending on the timing of and expenditures on our planned research and development activities.

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

We do not have any products approved for sale and have not generated any product revenue since inception. We have funded our operations primarily from the sale of common stock and pre-funded warrants in our public offerings and the sale of convertible preferred stock and the issuance of unsecured promissory notes in private placements and funding received from our collaboration partners.

Recent Developments

Sanofi Agreement

In March 2022, we entered into a global collaboration and license agreement with Genzyme Corporation (Sanofi Agreement), a wholly owned subsidiary of Sanofi (Sanofi), to generate, develop, manufacture and commercialize IgM antibodies directed to six primary targets, three of which are intended as oncology targets and three of which are intended as immunology targets. The Sanofi Agreement became effective in May 2022 upon satisfaction of the closing conditions.

Under the terms of the Sanofi Agreement, we received a $150.0 million upfront payment from Sanofi in May 2022 and the Company is eligible to receive potentially over $6.0 billion in aggregate development, regulatory and commercial milestone payments. Following regulatory approval, for licensed products directed to oncology collaboration targets, the companies will equally share profits and losses from commercialization of those licensed products in certain major markets, and IGM will be eligible to receive tiered royalties on net sales of such licensed products in the rest of world that are in the low double-digit to mid-teen percentages. Following regulatory approval, for licensed products directed to immunology targets, IGM will be eligible to receive tiered royalties on global net sales of such licensed products in the high single-digit to low-teen percentages.

Public Offering

In April 2022, pursuant to our registration statement on Form S-3, we completed a public offering of 10,000,000 shares of common stock, including 8,695,653 shares of our non-voting common stock, and, pursuant to the exercise in full by the underwriters of a 30-day option to purchase additional shares, 1,304,347 shares of our voting common stock, each at a price to the public of $23.00 per share. The net proceeds from the offering were approximately $218.0 million, after deducting underwriting discounts and commissions and offering costs of approximately $12.0 million.

Components of Results of Operations

Revenue

We have recognized collaboration revenue pursuant to the Sanofi Agreement, and expect to recognize revenue in the future to the extent we satisfy our performance obligations under the Sanofi Agreement. We may also be entitled to receive payments pursuant to the Sanofi Agreement upon achievement of specified development, regulatory and commercial milestones, which will cause us to recognize additional revenue. As the recognition of future collaboration revenue will be based on costs incurred to date relative to total estimated costs at completion and the uncertainty of when the events underlying various milestones are resolved, we expect our collaboration revenue will fluctuate from period to period.

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

Results of Operations

Comparison of Three Months Ended June 30, 2022 and 2021

The following table summarizes our condensed statements of operations data as discussed herein:

	Three Months Ended
	June 30,
(in thousands)	2022	2021	Change
Collaboration revenue	$366	$—	$366

Operating expenses:
Research and development	47,218	30,089	17,129
General and administrative	12,372	8,649	3,723
Total operating expenses	59,590	38,738	20,852
Loss from operations	(59,224)	(38,738)	(20,486)
Other income, net	629	24	605
Net loss	$(58,595)	$(38,714)	$(19,881)

Collaboration Revenue

Collaboration revenue was $0.4 million for the three months ended June 30, 2022. The total revenue generated was in connection with the Sanofi Agreement and attributable to progress in satisfying the research target performance obligations. We did not recognize any revenue for the three months ended June 30, 2021.

Research and Development Expenses

The following table summarizes our research and development expenses incurred during the periods indicated:

	Three Months Ended
	June 30,
(in thousands)	2022	2021	Change
Direct expenses
Clinical stage programs (1)	$15,996	$11,895	$4,101
Preclinical stage programs	10,171	6,423	3,748
Indirect expenses
Personnel-related	16,669	8,584	8,085
Depreciation and facilities	4,382	3,187	1,195
Total research and development expenses	$47,218	$30,089	$17,129
(1)
For the three months ended June 30, 2022 and 2021, includes direct expenses related to: (i) our lead product candidate, imvotamab, for which we announced the initiation of two Phase 2 studies of two doses in patients with relapsed and/or refractory DLBCL and FL in December 2021; (ii) our second product candidate, IGM-8444, for which we announced the dosing of the first patient in our Phase 1 clinical trial in September 2020; and (iii) IGM-6268, for which we initiated a Phase 1 clinical trial in December 2021 and includes preclinical costs for the three months ended June 30, 2021.

Research and development expenses were $47.2 million and $30.1 million for the three months ended June 30, 2022 and 2021, respectively. The increase of $17.1 million was primarily driven by advancement of our clinical product candidates, specifically, IGM-8444, and higher personnel-related expenses.

Clinical stage direct program expenses increased by $4.1 million, primarily driven by an increase related to IGM-8444, as a result of conducting clinical manufacturing activities.

Preclinical stage direct program expenses increased by $3.7 million, primarily driven by a $2.4 million increase for expenses related to our research and development technology rights agreements and $1.3 million increase of manufacturing related expenses for other preclinical programs.

Personnel-related expenses increased by $8.1 million to support our research and clinical development capabilities, which was driven by an increase in compensation from additional headcount, of which $3.7 million related to non-cash stock compensation expense. Depreciation and facilities expenses increased by $1.2 million, primarily due to higher rent expense under new lease agreements for additional space and office infrastructure to support company growth.

General and Administrative Expenses

General and administrative expenses were $12.4 million and $8.6 million for the three months ended June 30, 2022 and 2021, respectively. The increase of $3.7 million was primarily due to a $2.8 million increase in compensation expenses, of which $2.0 million of the increase relates to non-cash stock compensation, attributable to higher headcount, and $0.5 million related to professional services.

Other Income, Net

Other income, net was $0.6 million and $0.02 million for the three months ended June 30, 2022 and 2021, respectively. The increase of $0.6 million was primarily due to the investment of additional funds received as a result of our public offering in April 2022 and the upfront payment under the Sanofi agreement, along with increasing yield rates.

Comparison of Six Months Ended June 30, 2022 and 2021

The following table summarizes our condensed statements of operations data as discussed herein:

	Six Months Ended
	June 30,
(in thousands)	2022	2021	Change
Collaboration revenue	$366	$—	$366

Operating expenses:
Research and development	86,093	53,661	32,432
General and administrative	25,453	16,783	8,670
Total operating expenses	111,546	70,444	41,102
Loss from operations	(111,180)	(70,444)	(40,736)
Other income, net	691	86	605
Net loss	$(110,489)	$(70,358)	$(40,131)

Collaboration Revenue

Collaboration revenue was $0.4 million for the six months ended June 30, 2022. The total revenue generated was in connection with the Sanofi Agreement and attributable to progress in satisfying the research target performance obligations. We did not recognize any revenue for the six months ended June 30, 2021.

Research and Development Expenses

The following table summarizes our research and development expenses incurred during the periods indicated:

	Six Months Ended
	June 30,
(in thousands)	2022	2021	Change
Direct expenses
Clinical stage programs (1)	$29,411	$21,230	$8,181
Preclinical stage programs	16,651	11,340	5,311
Indirect expenses
Personnel-related	32,307	15,982	16,325
Depreciation and facilities	7,724	5,109	2,615
Total research and development expenses	$86,093	$53,661	$32,432
(1)
For the six months ended June 30, 2022 and 2021, includes direct expenses related to: (i) our lead product candidate, imvotamab, for which we announced the initiation of two Phase 2 studies of two doses in patients with relapsed and/or refractory DLBCL and FL in December 2021; (ii) our second product candidate, IGM-8444, for which we announced the dosing of the first patient in our Phase 1 clinical trial in September 2020; and (iii) IGM-6268, for which we initiated a Phase 1 clinical trial in December 2021 and includes preclinical costs for the six months ended June 30, 2021.

Research and development expenses were $86.1 million and $53.7 million for the six months ended June 30, 2022 and 2021, respectively. The increase of $32.4 million was primarily driven by advancement of our clinical product candidates, specifically, IGM-8444 and imvotamab, and higher personnel-related expenses.

Clinical stage direct program expenses increased by $8.2 million, primarily driven by a $4.6 million increase and $4.2 million increase related to IGM-8444 and imvotamab, respectively, as a result of conducting clinical manufacturing activities and the timing of clinical trial activities driven by higher patient enrollment.

Preclinical stage direct program expenses increased by $5.3 million, primarily driven by a $2.0 million increase for expenses related to our research and development technology rights agreements, $1.8 million increase of manufacturing related expenses, and $1.3 million in professional services.

Personnel-related expenses increased by $16.3 million to support our research and clinical development capabilities, which was driven by an increase in compensation from additional headcount, of which $8.4 million related to non-cash stock compensation expense. Depreciation and facilities expenses increased by $2.6 million, primarily due to a $1.0 million increase in rent expense under new lease agreements for additional space, $0.6 million in depreciation expense of our cGMP manufacturing facility, and $1.0 million in office infrastructure to support company growth.

General and Administrative Expenses

General and administrative expenses were $25.5 million and $16.8 million for the six months ended June 30, 2022 and 2021, respectively. The increase of $8.7 million was primarily due to a $5.5 million increase in compensation and travel expenses, of which $3.3 million related to non-cash stock compensation, attributable to higher headcount, and a $2.7 million increase in professional services.

Other Income, Net

Other income, net was $0.7 million and $0.1 million for the six months ended June 30, 2022 and 2021, respectively. The increase of $0.6 million was primarily due to the investment of additional funds received as a result of our public offering in April 2022 and the upfront payment under the Sanofi agreement, along with increasing yield rates.

Liquidity and Capital Resources

Sources of Liquidity

We are a clinical-stage biotechnology company with limited operating history, and due to our significant research and development expenditures, we have generated operating losses since our inception and have not generated any revenue for the sale of any products. We expect to continue incurring significant expenses and operating losses for the foreseeable future as we continue our research and development of our product candidates. Since our inception and through June 30, 2022, we have funded our operations primarily through the sale of common stock and pre-funded warrants in our public offerings, the sale of convertible preferred stock and the issuance of unsecured promissory notes in private placements and funding received from our collaboration partners.

As of June 30, 2022, we had cash, cash equivalents, and marketable securities of $513.2 million and an accumulated deficit of $464.2 million. We believe that our cash, cash equivalents, and marketable securities will be sufficient to fund our planned operations for at least one year past the issuance date of the condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

In August 2021, we filed a shelf registration statement on Form S-3 with the SEC for the potential offering, issuance and sale by us of up to $400.0 million (2021 Registration Statement) of our common stock, non-voting common stock, debt securities, preferred stock, and certain other securities.

In April 2022, pursuant to the 2021 Registration Statement, we sold an aggregate of 10,000,000 shares of common stock, including 8,695,653 shares of non-voting common stock and 1,304,347 shares of voting common stock, in an underwritten public offering for gross proceeds of $230.0 million. The net proceeds from the offering were approximately $218.0 million, after deducting underwriting discounts and commissions and offering costs of approximately $12.0 million.

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

Summary Statement of Cash Flows

The following table sets forth the primary sources and uses of cash for each of the periods presented below:

	Six Months Ended
	June 30,
(in thousands)	2022	2021
Net cash, cash equivalents, and restricted cash (used in) provided by:
Operating activities	$72,418	$(55,276)
Investing activities	(203,085)	60,331
Financing activities	218,603	(86)
Net increase in cash, cash equivalents, and restricted cash	$87,936	$4,969

Net Cash Provided by (Used in) Operating Activities

For the six months ended June 30, 2022, net cash provided by operating activities was $72.4 million, which consisted of $153.5 million net changes in our net operating assets and liabilities and $29.4 million in non-cash charges, offset by a net loss of $110.5 million. The net change in our operating assets and liabilities was primarily due to an increase in deferred revenue of $149.6 million, an increase in accrued liabilities of $5.0 million, a decrease in prepaid expenses and other current assets of $2.9 million, partially offset by a decrease in accounts payable of $2.1 million, and a decrease in net lease liabilities of $1.9 million. The non-cash charges primarily consisted of stock-based compensation of $22.8 million, depreciation expense of $2.7 million, non-cash lease expense of $2.1 million, net discounts on marketable securities of $1.7 million and net amortization of premiums on marketable securities of $0.2 million.

For the six months ended June 30, 2021, net cash used in operating activities was $55.3 million, which consisted of a net loss of $70.4 million, offset by $14.4 million in non-cash charges and $0.7 million net change in our net operating assets and liabilities. The non-cash charges primarily consisted of stock-based compensation of $11.1 million, depreciation expense of $2.1 million, non-cash lease expense of $1.5 million offset by net purchases and amortization of premiums on marketable securities of $0.3 million. The net change in our operating assets and liabilities was primarily due to an increase in accrued liabilities of $3.3 million, partially offset by an increase in prepaid expenses of $1.6 million and a decrease in lease liabilities of $1.4 million.

Net Cash (Used in) Provided by Investing Activities

For the six months ended June 30, 2022, net cash used in investing activities was $203.1 million, which consisted of $282.5 million in purchases of marketable securities, and $4.8 million in purchases of property, plant, and equipment, primarily for research and development activities, partially offset by $84.2 million in maturities of marketable securities.

For the six months ended June 30, 2021, net cash provided by investing activities was $60.3 million, which consisted of $114.6 million in maturities of marketable securities and $3.0 million in sales of marketable securities, offset by $48.0 million in purchases of marketable securities and $9.2 million in purchases of property, plant, and equipment, primarily for research and development activities.

Net Cash Provided by (Used in) Financing Activities

For the six months ended June 30, 2022, net cash provided by financing activities was $218.6 million, which consisted of $218.0 million in proceeds from issuance of common stock in public offering net of payments of offering costs, $0.5 million in proceeds from purchases under the employee stock purchase plan, and $0.1 million in proceeds from exercise of stock options.

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

Our critical accounting policies are described in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Use of Estimates” in our Annual Report on Form 10-K filed with the SEC on March 29, 2022 and the notes to the condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q. During the six months ended June 30, 2022, except as described in Note 2 to the unaudited interim condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q, there were no material changes to our critical accounting policies from those discussed in our Annual Report on Form 10-K filed with the SEC on March 29, 2022.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The primary objectives of our investment activities are to ensure liquidity and to preserve capital. We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities. There was no material foreign currency risk for the six months ended June 30, 2022. We held $513.2 million in cash, cash equivalents, and marketable securities as of June 30, 2022 which consisted of money market funds, U.S. Treasury securities, corporate bonds, commercial paper, and U.S. government agency securities. We held no interest-bearing liabilities as of June 30, 2022. Historical fluctuations in interest rates have not been significant for us. An immediate 1% relative change in interest rates would not have a material effect on the fair market value of our cash equivalents and marketable securities. We have the ability to hold our marketable securities until maturity, and therefore we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a change in market interest rates on our marketable securities.

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

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2022, the Sanofi Agreement became effective and as a result, we implemented a revenue recognition policy and internal controls related to the five-step model included in the revenue standard. There were no other changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a‑15(d) and 15d‑15(d) of the Exchange Act that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
▪
The manufacturing of our product candidates is complex. We and our third-party manufacturers have encountered and may continue to encounter difficulties in the production of our product candidates, and supply chain shortages have limited and may continue to limit our access to raw materials and other supplies. If we continue to encounter any such difficulties, our ability to manufacture drug substances or supply our product candidates for preclinical studies or clinical trials or, if approved, for commercial sale, could be further delayed or halted entirely.
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

We are early in our development efforts and have not yet completed the development of any of our product candidates. As a result, we are not currently permitted to market or sell any of our product candidates in any country, and we may never be able to do so in the future. We have a limited number of product candidates and discovery programs, all of which are in preclinical development or early stage clinical development. We continue to dose patients in each of our early stage clinical trials evaluating imvotamab, IGM-8444, and IGM-6268, but have not commenced any other clinical trial or completed any clinical trials, and we have not received marketing approval, for any of our product candidates. Our product candidates will require clinical development, evaluation of preclinical, clinical and manufacturing activities, marketing approval from government regulators, substantial investment and significant marketing efforts before we generate any revenues from product sales, if ever. We have limited experience in conducting and managing the clinical trials necessary to obtain regulatory approvals. Our ability to generate product revenue and achieve and sustain profitability depends on, among other things, obtaining regulatory approvals for our product candidates. Obtaining regulatory approval of our product candidates will depend on many factors, including, but not limited to, the following:

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

Our current clinical trials include our two Phase 2 clinical trials of imvotamab for the treatment of patients with relapsed and/or refractory diffuse large B cell lymphoma and follicular lymphoma, our Phase 1 clinical trial of IGM-8444 for the treatment of patients with relapsed and/or refractory solid and hematologic cancers, and our Phase 1 clinical trial of IGM-6268 for the treatment of COVID-19. We may experience delays in our ongoing or future preclinical studies or clinical trials, and we do not know whether future preclinical studies or clinical trials will begin on time, need to be redesigned, enroll an adequate number of patients on time or be completed on schedule, if at all. For example, as a result of supply chain constraints and staffing issues at one of our CMOs, we have previously adjusted the anticipated filing date of our IND application for IGM-7354 and we have had to make certain other adjustments, and we may have to make further adjustments in the future, with respect to this or other programs. We also experienced questions from the FDA on issues related to starting dose and sequencing of healthy volunteers and patients, delivery device and non-drug substance formulation components that delayed our original plans to advance IGM-6268 into the clinic. The commencement or completion of these clinical trials could be substantially delayed or prevented by many factors, including:

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

All of our product candidates and discovery programs are in preclinical development or early stage clinical development, and not all adverse effects of drugs can be predicted or anticipated. Unforeseen side effects from our product candidates could arise at any time during clinical development or, if approved by regulatory authorities, after the approved product has been marketed. We announced the dosing of the first patient in our Phase 1 clinical trial of imvotamab and IGM-8444 in October 2019 and September 2020, respectively. We have only disclosed initial safety data in humans from our Phase 1 clinical trials of imvotamab and IGM-8444. Our preclinical and our discovery programs have not been tested on humans at all. While we are encouraged by the safety profile of imvotamab in our Phase 1 clinical trial, and we have observed a relatively low rate of cytokine release syndrome (CRS) in the patients dosed to date, a few patients have experienced more serious CRS. While this observation is preliminary, particularly given the small number of patients, we are taking steps to address possible CRS in certain patients. It is possible that these steps or other steps that we take may not be successful, and we may see additional cases of serious CRS in future patients.

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

With respect to our lead product candidate, imvotamab, we are aware of other companies with competing clinical stage therapeutics that target CD20 that include, but are not limited to, Genmab, Regeneron, Roche/Genentech, and Xencor/Janssen.

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

The manufacturing of our product candidates is complex. We and our third-party manufacturers have encountered and may continue to encounter difficulties in the production of our product candidates, and supply chain shortages have limited and may continue to limit our access to raw materials and other supplies. If we continue to encounter any such difficulties, our ability to manufacture drug substance or supply our product candidates for preclinical studies or clinical trials or, if approved, for commercial sale, could be further delayed or halted entirely.

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

Also, historically IgM antibodies have been particularly difficult to manufacture and CMOs have limited experience in the manufacturing of IgM antibodies. The process of manufacturing our product candidates is extremely susceptible to product loss due to contamination, equipment failure or improper installation or operation of equipment, vendor or operator error, contamination and inconsistency in yields, variability in product characteristics, difficulties in scaling the production process and shipping issues. Even minor deviations from normal manufacturing processes could result in reduced production yields, product defects and other supply disruptions. For example, as a result of supply chain constraints and staffing issues at one of our CMOs, we have previously adjusted the anticipated filing date of our IND application for IGM-7354 and we have had to make certain other adjustments, and we may have to make further adjustments in the future, with respect to this or other programs. If microbial, viral or other contaminations are discovered in our product candidates or in the manufacturing facilities in which our product candidates are made, such manufacturing facilities may need to be closed for an extended period of time to investigate and remedy the contamination, and we could be subject to sanctions, restrictions on the product candidate or on the manufacturing facilities, product liability claims or other adverse consequences, any of which could significantly and adversely affect supplies of our product candidates and harm our business and results of operations. Any interruption in the supply of clinical drug product from any cause could adversely affect the timing, enrollment and scope of our ongoing clinical trials.

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

The market opportunities for our product candidates may be limited to those patients who are ineligible for or have failed prior treatments and may be small. The FDA often approves new cancer therapies only for use after one or more other treatments have failed. When cancer is detected early enough, first-line therapy, such as chemotherapy, hormone therapy or surgery, is sometimes adequate to treat the patient. If first-line therapy proves unsuccessful, second-line therapies, such as additional chemotherapy, radiation, antibody drugs, tumor targeted small molecules, or a combination of these therapies, may be administered. Third- or fourth-line therapies may include bone marrow transplantation, antibody and small molecule targeted therapies, more invasive forms of surgery, and new technologies. We may initially seek approval of our product candidates for patients who have failed one or more approved treatments. For instance, in October 2019, we announced the dosing of the first patient in our Phase 1 clinical trial of imvotamab for the treatment of relapsed/refractory B cell NHL patients, and in September 2020, we announced the dosing of the first patient in our Phase 1 clinical trial of IGM-8444 for the treatment of patients with solid cancers. Even if we obtain regulatory approval and significant market share for imvotamab or IGM-8444, because the potential target population may be small, we may never achieve profitability without obtaining regulatory approval for additional indications. In addition, there is no guarantee that any of our product candidates, even if approved, would be approved as a particular line of treatment. In addition, even if any of our product candidates were approved for a particular line of treatment, we would likely have to conduct additional clinical trials prior to gaining approval as an earlier line of treatment.

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

As of June 30, 2022, we had 217 full-time employees. As our development and commercialization plans and strategies develop, and as we transition into operating as a public company, we expect to expand our employee base for managerial, operational, financial and other resources. Additionally, as our product candidates and discovery programs enter and advance through preclinical studies and any clinical trials, we will need to expand our research, development, manufacturing, regulatory and sales and marketing capabilities or contract with other organizations to provide these capabilities for us. Future growth would impose significant added responsibilities on members of management, including the need to identify, recruit, maintain, motivate and integrate additional employees. Also, our management may need to divert a disproportionate amount of their attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, give rise to operational errors, loss of business opportunities, loss of employees and reduced productivity amongst remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of existing and additional product candidates and discovery programs. If our management is unable to effectively manage our expected growth, our expenses may increase more than expected, our ability to generate or grow revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize our product candidates and compete effectively with others in our industry will depend on our ability to effectively expand our organization and manage any future growth.

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

Any such breach or interruption could compromise our networks and the information stored there could be accessed by unauthorized parties, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, such as the Health Insurance Portability and Accountability Act (HIPAA) as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 (HITECH), the EU General Data Protection Regulation (EU GDPR) and UK General Data Protection Regulation (UK GDPR), mandatory notification and reporting obligations, additional regulatory oversight, significant regulatory penalties and remediation expenses. There is no guarantee that we can protect our systems from breach or the information in such systems from compromise. Unauthorized access, loss or dissemination of information or any mechanical failure of our or our third-party service providers’ information technology systems could also disrupt our operations, including our ability to conduct our analyses, provide test results, bill payors or providers, process claims and appeals, conduct research and development activities, collect, process and prepare company financial information, provide information about any future products, manage the administrative aspects of our business and damage our reputation, any of which could adversely affect our business.

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

We are subject to stringent and changing obligations related to privacy, data protection and security. Our actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; loss of customers or sales; and other adverse business consequences.

Our data processing activities subject us to numerous obligations relating to privacy, data protection and data security, such as various laws, regulations, guidance, industry standards, external and internal privacy and security policies, contracts, and other obligations that govern the processing of personal data by us and on our behalf. The interpretation and application of consumer, health-related and data protection laws in the United States, the European Union, and elsewhere are often uncertain, contradictory and in flux. For example, the California Consumer Privacy Act (the CCPA), which went into effect on January 1, 2020, among other things, requires new disclosures to California consumers and affords such consumers new abilities to opt out of certain sales of personal information. The CCPA provides civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. Aspects of the CCPA, and its interpretation and enforcement remain uncertain. The effects of this legislation potentially are far-reaching and may require us to modify our data processing practices and policies and incur substantial compliance-related costs and expenses. The CCPA has been amended on multiple occasions, and it is unclear whether it will be further amended.

In addition, California voters recently passed the California Privacy Rights Act (CPRA), which modifies the CCPA significantly, potentially resulting in further uncertainty and requiring us to incur additional costs and expenses in an effort to comply. Although the CCPA includes exemptions for certain clinical trials data, the law may increase our compliance costs and potential liability with respect to other personal information we collect about California consumers. In addition, several states within the United States have enacted or proposed data privacy laws. For example, Virginia passed the Consumer Data Protection Act, Colorado passed the Colorado Privacy Act, Utah passed the Utah Consumer Privacy Act, and Connecticut enacted similar legislation. It is possible that these laws and regulations may be interpreted and applied in a manner that is inconsistent with our practices. If so, this could result in government-imposed fines or orders requiring that we change our practices, which could adversely affect our business. In addition, these laws and regulations relating to privacy, data protection and data security vary between states, may differ from country to country, and may vary based on whether testing is performed in the United States or in the local country.

Outside the United States, an increasing number of laws, regulations, and industry standards apply to privacy, data protection and security. For example, the EU GDPR and the UK GDPR impose strict requirements for processing the personal data of individuals. These laws, regulations, and standards can create complex, demanding compliance obligations, and they carry substantial penalties for noncompliance. For example, under the EU GDPR, government regulators may impose temporary or definitive bans on data processing, as well as fines of up to 20 million euros or 4% of annual global revenue, whichever is greater. The UK GDPR has a similar penalty regime. Further, individuals may initiate litigation related to our processing of their personal data. Our efforts to comply with these various laws and regulations could cause us to incur substantial costs or require us to change our business practices and compliance procedures in a manner adverse to our business.

Further, because the interpretation and application of many laws and regulations relating to privacy, security, and data protection, along with mandatory industry standards, are uncertain, it is possible that these laws, regulations and standards, or contractual obligations to which we are or may become subject, may be interpreted and applied in a manner that is inconsistent with our existing or future data management practices. Any failure or perceived failure by us to comply with our posted privacy policies, our privacy-related obligations to users or other third parties, or any other legal obligations or regulatory requirements relating to privacy, data protection or data security, may result in governmental investigations or enforcement actions, litigation, claims, or public statements against us or public censure and could result in significant liability, cause harm to our brand and reputation, and otherwise materially and adversely affect our reputation and business.

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
▪
a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research; and

▪
establishment of a Center for Medicare & Medicaid Innovation at CMS to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drug spending

Since its enactment, there remain judicial and Congressional challenges to certain aspects of the ACA. For example, in June 2021 the U.S. Supreme Court held that Texas and other challengers had no legal standing to challenge the ACA, dismissing the case on procedural grounds without specifically ruling on the constitutionality of the ACA. Thus, the ACA will remain in effect in its current form. In addition, other legislative changes have been proposed and adopted since the ACA was enacted. These changes include aggregate reductions to Medicare payments to providers of up to 2% per fiscal year pursuant to the Budget Control Act of 2011, which began in 2013 due to subsequent legislative amendments will remain in effect through 2031, with the exception of a temporary suspension implemented under various COVID-19 relief legislation from May 1, 2020 through March 31, 2022. Under current legislation, the actual reduction in Medicare payments will vary from 1% in 2022 to up to 3% in the final fiscal year of this sequester. Moreover, there has recently been heightened governmental scrutiny over the manner in which drug manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products.

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

Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, in recent years, including in 2018 and 2019, the U.S. government shut down several times and certain regulatory agencies, such as the FDA and the SEC, had to furlough critical employees and stop critical activities. Separately, in response to the COVID-19 pandemic, since March 2020 when foreign and domestic inspections of facilities were largely placed on hold, the FDA has developed a rating system to assist in determining when and where it is safest to conduct prioritized domestic inspections, and continues to ensure timely reviews of applications for medical products during the ongoing COVID-19 pandemic in line with its user fee performance goals and conducting mission critical domestic and foreign inspections to ensure compliance of manufacturing facilities with FDA Good Manufacturing Practices. In 2020 and 2021, a number of companies announced receipt of complete response letters due to the FDA’s inability to complete required inspections for their applications. In February 2022, FDA announced that it plans to resume routine domestic surveillance inspections. However, the FDA may not be able to continue its current inspection pace, and review timelines could be extended, including where a pre-approval inspection or an inspection of clinical sites is required and due to the ongoing COVID-19 pandemic and travel restrictions, the FDA is unable to complete such required inspections during the review period. Regulatory authorities outside the U.S. may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic and may experience delays in their regulatory activities. If a prolonged government shutdown or disruption occurs, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions and provide feedback on our clinical development plans, which could have a material adverse effect on our business and our anticipated timelines. Further, in our operations as a public company, future government shutdowns or other disruptions to normal operations could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

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
▪
production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad; and
▪
business interruptions resulting from geo-political actions, including war (such as the ongoing conflict between Russia and Ukraine) and terrorism, or natural disasters including earthquakes, typhoons, floods and fires, or outbreaks of health epidemics such as the COVID-19 pandemic.

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

We have incurred significant losses since our inception. Our net loss for the six months ended June 30, 2022 was $110.5 million and for the year ended December 31, 2021 was $165.2 million. As of June 30, 2022, our accumulated deficit was approximately $464.2 million. We expect to continue to incur losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of, and seek regulatory approvals for, our product candidates, prepare for and begin to commercialize any approved product candidates and add infrastructure and personnel to support our product development efforts and operations as a public company. Historically we have financed our operations primarily through the sale of equity and debt securities as well as funding received from our collaboration partners. We do not generate any revenue from product sales and our product candidates will require substantial additional investment before they may provide us with any revenue, if ever.

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

As of June 30, 2022, we had $513.2 million in cash, cash equivalents, and marketable securities. We believe that our existing cash, cash equivalents, and marketable securities will enable us to fund our operating expenses and capital expenditure requirements for at least one year past the issuance date of the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. Our estimate as to how long we expect our cash, cash equivalents, and marketable securities to be able to continue to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned. In addition, because successful development of our product candidates is uncertain, we are unable to estimate the actual funds we will require to complete research and development and to commercialize our product candidates.

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

Global credit and financial markets have experienced extreme disruptions at various points over the last few decades, characterized by diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. For example, the current conflict between Ukraine and Russia has created volatility in the capital markets and is expected to have further global economic consequences. If another such disruption in credit and financial markets and deterioration of confidence in economic conditions occurs, our business may be adversely affected. If the equity and credit markets were to deteriorate significantly in the future, it may make any necessary debt or equity financing more difficult to complete, more costly, and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and share price and could require us to delay or abandon development or commercialization plans. In addition, there is a risk that one or more of our service providers, manufacturers or other partners would not survive or be able to meet their commitments to us under such circumstances, which could directly affect our ability to attain our operating goals on schedule and on budget.

At June 30, 2022, we had $513.2 million of cash, cash equivalents, and marketable securities. While we are not aware of any downgrades, material losses, or other significant deterioration in the fair value of our cash equivalents or marketable securities since June 30, 2022, no assurance can be given that further deterioration of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents or our ability to meet our financing objectives. Furthermore, our stock price may decline due in part to the volatility of the stock market and general economic downturn.

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

Risks Related to Our Dependence on Third Parties

We currently rely on third parties to manufacture and deliver our product candidates and provide other services. Any failure by one of these third parties to manufacture and deliver acceptable product candidates and provide other services for us pursuant to our specifications and regulatory standards may delay or impair our ability to initiate or complete our clinical trials, obtain and maintain regulatory approvals or commercialize approved products.

We currently have limited in-house manufacturing experience and personnel. While we have completed construction and have begun to operate a cGMP manufacturing facility for the manufacture of clinical trial drug materials, we expect to continue to rely for some time on third parties to manufacture our product candidates for preclinical testing and clinical trials, and may do so for the commercial manufacture of some of our product candidates, if approved. To date, we have obtained bulk drug substance (BDS) for our clinical-stage product candidates from single-source third-party contract manufacturers, and we expect to obtain BDS for our other pipeline candidates from single-source third-party contract manufacturers as well. Any reduction or halt in supply of BDS from any of these contract manufacturers could severely constrain our ability to develop our product candidates until a replacement contract manufacturer is found and qualified. As a result of supply chain constraints and staffing issues at one of our contract manufacturers, we have previously adjusted the anticipated filing date of our IND application for IGM-7354 and we have had to make certain other adjustments, and we may have to make further adjustments in the future, with respect to this or other programs. In addition, we currently rely on a third-party contract research organization for the conduct of our clinical assays and we have experienced, and may continue to experience, delays and interruptions, as well as quality and design errors, in this supply of information to us. If we are unable to arrange for and maintain such third-party manufacturing and analytical sources that are capable of meeting regulatory standards, or fail to do so on commercially reasonable terms, we may not be able to successfully produce sufficient supply of product candidate or clinical sample analysis data, or we may be delayed in doing so. If we are unable to arrange for and maintain such third-party manufacturing sources that are capable of meeting regulatory standards, or fail to do so on commercially reasonable terms, we may not be able to successfully produce sufficient supply of product candidate or we may be delayed in doing so. A loss of supply of our product candidates, for any reason, including as a result of manufacturing, supply or storage issues, damaged shipments, the impacts of the COVID-19 pandemic or otherwise, could result in us experiencing further delays, or disruptions, suspensions or terminations of, or being required to restart or repeat, any pending or ongoing clinical trials. Such failure or substantial delay or loss of supply could materially harm our business.

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

In March 2022, we entered into the Sanofi Agreement pursuant to which we will collaborate with Sanofi to generate, develop, manufacture and commercialize IgM antibodies directed to six primary targets, three of which are intended as oncology targets and three of which are intended as immunology targets.

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

Additionally, by as early as October 1, 2022, European patent applications will have the option, upon grant of a patent, of becoming a Unitary Patent, which will be subject to the jurisdiction of the Unitary Patent Court (UPC). The option of a Unitary Patent will be a significant change in European patent practice. As the UPC is a new court system, there is no precedent for the court, increasing the uncertainty of any litigation in the UPC.

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

As of June 30, 2022, Topsøe Holding A/S, together with other holders of 5% or more of our outstanding capital stock and their respective affiliates, beneficially owned over 70% of our outstanding voting common stock. Accordingly, our principal stockholders will be able to control most matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, including mergers and sales of all or substantially all of our assets. The interests of these principal stockholders may not always coincide with your interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders. For example, our concentration of ownership could have the effect of delaying or preventing a change in control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could cause the market price of our common stock to decline or prevent our stockholders from realizing a premium over the market price for their shares of our common stock.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

10.1+	Amended and Restated 2019 Employee Stock Purchase Plan, amended May 1, 2022, and forms of agreements thereunder.	10-Q	001-39045	10.2	May 9, 2022

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1†	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2†	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibit 101)

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

IGM Biosciences, Inc.

Date: August 8, 2022	By:	/s/ Fred Schwarzer
Fred Schwarzer
Chief Executive Officer and President (Principal Executive Officer)

Date: August 8, 2022	By:	/s/ Misbah Tahir
Misbah Tahir
Chief Financial Officer (Principal Financial Officer)