Form 10-Q
period 2022-09-30
IGM Biosciences, Inc.
filed 2022-11-03
CIK 1496323

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of October 31, 2022, the registrant had 29,138,628 shares of common stock, $0.01 par value per share, and 13,687,883 shares of non-voting common stock, $0.01 par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

IGM Biosciences, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except share and per share data)

	September 30,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$177,414	$133,334
Restricted cash	693	701
Marketable securities	291,725	96,208
Prepaid expenses and other current assets	10,134	10,504
Total current assets	479,966	240,747
Property, plant and equipment, net	31,886	28,495
Operating lease right-of-use assets	26,961	27,849
Other non-current assets	2,123	1,036
Total assets	$540,936	$298,127

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,731	$5,584
Accrued liabilities	32,647	18,876
Lease liabilities	4,349	3,320
Deferred revenue	4,757	—
Total current liabilities	44,484	27,780
Lease liabilities, non-current	23,731	25,439
Deferred revenue, non-current	144,546	—
Total liabilities	212,761	53,219
Commitments and contingencies (Note 5 and 10)

Stockholders' equity:
Preferred stock, $0.01 par value; 200,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 1,000,000,000 shares authorized as of September 30, 2022 and December 31, 2021; 29,114,558 and 26,066,818 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	291	261
Non-voting common stock, $0.01 par value; 200,000,000 shares authorized as of September 30, 2022 and December 31, 2021; 13,687,883 and 6,431,205 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	137	64
Additional paid-in-capital	850,772	598,373
Accumulated other comprehensive loss	(775)	(66)
Accumulated deficit	(522,250)	(353,724)
Total stockholders’ equity	328,175	244,908
Total liabilities and stockholders’ equity	$540,936	$298,127

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IGM Biosciences, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(in thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Collaboration revenue	$331	$—	$697	$—

Operating expenses:
Research and development	48,179	34,196	134,272	87,857
General and administrative	12,664	10,003	38,117	26,786
Total operating expenses	60,843	44,199	172,389	114,643
Loss from operations	(60,512)	(44,199)	(171,692)	(114,643)

Other income (expense)
Interest income	2,475	35	3,289	121
Other expense	—	—	(123)	—
Total other income (expense)	2,475	35	3,166	121
Net loss	$(58,037)	$(44,164)	$(168,526)	$(114,522)

Net loss per share, basic and diluted	$(1.32)	$(1.32)	$(4.15)	$(3.43)
Weighted-average common shares outstanding, basic and diluted	44,034,652	33,438,477	40,634,893	33,380,143

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IGM Biosciences, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Net loss	$(58,037)	$(44,164)	$(168,526)	$(114,522)
Other comprehensive (loss) income:
Unrealized (loss) gain on marketable securities	(313)	1	(709)	(27)
Comprehensive loss	$(58,350)	$(44,163)	$(169,235)	$(114,549)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IGM Biosciences, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(in thousands, except share amounts)

			Non-Voting		Additional	Accumulated Other		Total
	Common Stock		Common Stock		Paid-In-	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
Balance—December 31, 2021	26,066,818	$261	6,431,205	$64	$598,373	$(66)	$(353,724)	$244,908
Exercise of stock options	23,432	—	—	—	133	—	—	133
Vest of restricted stock units	1,713	—	—	—	—	—	—	—
Unrealized loss on marketable securities	—	—	—	—	—	(127)	—	(127)
Stock-based compensation expense	—	—	—	—	11,499	—	—	11,499
Net loss	—	—	—	—	—	—	(51,894)	(51,894)
Balance—March 31, 2022	26,091,963	$261	6,431,205	$64	$610,005	$(193)	$(405,618)	$204,519
Issuance of common stock in connection with public offering, net of offering costs	1,304,347	28	8,695,653	73	217,886	—	—	217,987
Conversion of non-voting common stock into voting common stock	1,438,975	—	(1,438,975)	—	—	—	—	—
Exercise of stock options	6,140	—	—	—	6	—	—	6
Vest of restricted stock units	85,510	1	—	—	(1)	—	—	—
Purchases under employee stock purchase plan	38,544	—	—	—	477	—	—	477
Unrealized loss on marketable securities	—	—	—	—	—	(269)	—	(269)
Stock-based compensation expense	—	—	—	—	11,286	—	—	11,286
Net loss	—	—	—	—	—	—	(58,595)	(58,595)
Balance—June 30, 2022	28,965,479	$290	13,687,883	$137	$839,659	$(462)	$(464,213)	$375,411
Exercise of stock options, net of shares withheld for taxes and exercise costs	147,116	1	—	—	297	—	—	298
Vest of restricted stock units	1,963	—	—	—	—	—	—	—
Unrealized loss on marketable securities	—	—	—	—	—	(313)	—	(313)
Stock-based compensation expense	—	—	—	—	10,816	—	—	10,816
Net loss	—	—	—	—	—	—	(58,037)	(58,037)
Balance—September 30, 2022	29,114,558	$291	13,687,883	$137	$850,772	$(775)	$(522,250)	$328,175

			Non-Voting		Additional	Accumulated Other		Total
	Common Stock		Common Stock		Paid-In-	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance—December 31, 2020	25,542,931	$255	6,431,205	$64	$570,030	$26	$(188,560)	$381,815
Exercise of stock options, net of shares withheld for taxes and exercise costs	37,065	—	—	—	(53)	—	—	(53)
Vest of restricted stock units	1,216	—	—	—	—	—	—	—
Unrealized loss on marketable securities	—	—	—	—	—	(12)	—	(12)
Stock-based compensation expense	—	—	—	—	5,504	—	—	5,504
Net loss	—	—	—	—	—	—	(31,644)	(31,644)
Balance—March 31, 2021	25,581,212	$255	6,431,205	$64	$575,481	$14	$(220,204)	$355,610
Exercise of stock options, net of shares withheld for taxes and exercise costs	33,484	1	—	—	(439)	—	—	(438)
Vest of restricted stock units	1,216	—	—	—	—	—	—	—
Purchases under employee stock purchase plan	8,818	—	—	—	405	—	—	405
Unrealized loss on marketable securities	—	—	—	—	—	(16)	—	(16)
Stock-based compensation expense	—	—	—	—	5,609	—	—	5,609
Net loss	—	—	—	—	—	—	(38,714)	(38,714)
Balance—June 30, 2021	25,624,730	$256	6,431,205	$64	$581,056	$(2)	$(258,918)	$322,456
Exercise of stock options, net of shares withheld for taxes and exercise costs	279,608	3	—	—	1,068	—	—	1,071
Vest of restricted stock units	1,133	—	—	—	—	—	—	—
Unrealized gain on marketable securities	—	—	—	—	—	1	—	1
Stock-based compensation expense	—	—	—	—	6,212	—	—	6,212
Net loss	—	—	—	—	—	—	(44,164)	(44,164)
Balance—September 30, 2021	25,905,471	$259	6,431,205	$64	$588,336	$(1)	$(303,082)	$285,576

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IGM Biosciences, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Nine Months Ended
	September 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(168,526)	$(114,522)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	4,177	3,181
Stock-based compensation expense	33,601	17,325
Purchase net discount (premium) on marketable securities	3,433	(251)
Net (accretion of discount) amortization of premiums on marketable securities	(726)	486
Non-cash lease expense	3,203	2,365
Changes in assets and liabilities:
Prepaid expenses and other current assets	759	(1,693)
Other non-current assets	(1,087)	(362)
Accounts payable	(2,570)	(1,280)
Accrued liabilities	13,432	7,277
Lease liabilities, net	(2,994)	(2,208)
Deferred revenue	149,303	—
Net cash provided by (used in) operating activities	32,005	(89,682)

Cash flows from investing activities:
Purchases of property, plant and equipment	(7,511)	(11,481)
Purchases of marketable securities	(381,629)	(111,108)
Proceeds from maturities of marketable securities	182,307	132,813
Proceeds from the sales of marketable securities	—	2,997
Net cash (used in) provided by investing activities	(206,833)	13,221

Cash flows from financing activities:
Payment of employee taxes and exercise costs for shares withheld	—	(1,418)
Proceeds from exercise of stock options	436	1,998
Proceeds from purchases under the employee stock purchase plan	477	405
Proceeds from issuance of common stock in public offering, net of offering costs	217,987	—
Net cash provided by financing activities	218,900	985
Net increase (decrease) in cash, cash equivalents, and restricted cash	44,072	(75,476)

Cash, cash equivalents, and restricted cash
Beginning of period	134,035	241,080
End of period	$178,107	$165,604

Reconciliation of cash, cash equivalents, and restricted cash
Cash and cash equivalents	$177,414	$165,604
Restricted cash	$693	$—
Cash, cash equivalents, and restricted cash	$178,107	$165,604

Supplemental disclosure of non-cash investing and financing activities:
Right-of-use assets recognized in exchange for lease obligations	$2,315	$19,343
Unpaid amounts related to purchase of property, plant and equipment	$552	$533

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IGM Biosciences, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1. Organization

Description of the Business

IGM Biosciences, Inc. (the Company) was incorporated in the state of Delaware in August 1993 under the name Palingen, Inc. and the name was subsequently changed to IGM Biosciences, Inc. in 2010. The Company’s headquarters are in Mountain View, California. IGM Biosciences, Inc. is a biotechnology company engaged in the development of IgM antibody therapeutics for the treatment of cancer, infectious diseases, and autoimmune and inflammatory diseases.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (GAAP) and applicable rules and regulations of the Securities and Exchange Commission (SEC) regarding interim financial reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP have been condensed or omitted, and accordingly the balance sheet as of December 31, 2021 has been derived from the audited financial statements at that date but does not include all of the information required by GAAP for complete financial statements. These unaudited interim condensed consolidated financial statements have been prepared on the same basis as the Company’s annual financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments which are necessary for a fair statement of the Company’s financial information. The interim results of operations for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any other interim period or for any other future year.

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

Liquidity

The Company has incurred net operating losses and negative cash flows from operations since its inception and had an accumulated deficit of $522.3 million as of September 30, 2022. As of September 30, 2022, the Company had cash, cash equivalents, and marketable securities of $469.1 million. Management believes that the existing financial resources are sufficient to continue operating activities at least one year past the issuance date of these condensed consolidated financial statements. The Company has historically financed its operations primarily through the sale of common stock and pre-funded warrants in its public offerings, the sale of convertible preferred stock, the issuance of unsecured promissory notes in private placements, and funding received from our collaboration partners. To date, none of the Company’s product candidates have been approved for sale, and the Company has not generated any product revenue since inception. Management expects operating losses to continue and increase for the foreseeable future, as the Company progresses its planned research and development activities for its product candidates. The Company’s prospects are subject to risks, expenses and uncertainties frequently encountered by companies in the biotechnology industry as discussed below. While the Company has been able to raise multiple rounds of financing, there can be no assurance that in the event the Company requires additional financing, such financing will be available on terms which are favorable or at all. Failure to raise sufficient capital when needed or generate sufficient cash flow from operations would impact the ability to pursue business strategies and could require the Company to delay, scale back or discontinue one or more product development programs, or other aspects of the Company's business objectives.

Note 2. Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Such management estimates include, but are not limited to, those related to revenue recognition, marketable securities, manufacturing accruals, accrued research and development expenses, stock-based compensation, operating lease right-of-use (ROU) assets and liabilities, income tax uncertainties and the valuation of deferred tax assets. The Company bases its estimates on its historical experience and also on assumptions that it believes are reasonable; however, actual results could significantly differ from those estimates. The most significant estimates and assumptions that management considers in the preparation of our financial statements relate to accrued research and development costs and revenue recognition.

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

Cash, Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments with original maturities of three months or less from the date of purchase to be cash and cash equivalents. Cash equivalents consist primarily of amounts invested in money market funds, commercial paper and U.S. government agency securities and are stated at fair value. Restricted cash consists of a grant received from a non-profit organization which the Company will utilize as it incurs expenses for services performed under the grant agreement.

Marketable Securities

The Company’s marketable securities have been classified and accounted for as available-for-sale securities. Fixed income securities consist of U.S. Treasury securities, U.S. government agency securities, corporate debt, and commercial paper. The specific identification method is used to determine the cost basis of fixed income securities sold. These securities are recorded on the condensed consolidated balance sheets at fair value. Unrealized gains and losses on these securities are included as a separate component of accumulated other comprehensive income (loss). The cost of marketable securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion are included in other income (expense). Realized gains and losses and declines in fair value judged to be other-than-temporary, if any, are also included in other income (expense). The Company evaluates securities for other-than-temporary impairment at the balance sheet date. Declines in fair value determined to be other-than-temporary are also included in other income (expense). All available-for-sale securities are considered available to support current operations and are classified as current assets.

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

Leases

The Company determines if an arrangement is a lease at inception. In addition, the Company determines whether leases meet the classification criteria of a finance or operating lease at the lease commencement date considering: (1) whether the lease transfers ownership of the underlying asset to the lessee at the end of the lease term, (2) whether the lease grants the lessee an option to purchase the underlying asset that the lessee is reasonably certain to exercise, (3) whether the lease term is for a major part of the remaining economic life of the underlying asset, (4) whether the present value of the sum of the lease payments and residual value guaranteed by the lessee equals or exceeds substantially all of the fair value of the underlying asset, and (5) whether the underlying asset is of such a specialized nature that it is expected to have no alternative use to the lessor at the end of the lease term. As of September 30, 2022, the Company's lease population consisted of real estate leases. As of September 30, 2022, the Company did not have finance leases.

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

Impairment of Long-Lived Assets

The Company evaluates the carrying amount of its long-lived assets, such as property and equipment, whenever events or changes in circumstances indicate that the assets may not be recoverable. An impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition are less than the carrying amount of the asset. There were no impairments of long-lived assets for the nine months ended September 30, 2022 and 2021.

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

Collaborative Arrangements

The Company analyzes its agreements to assess whether such arrangements involve joint operating activities performed by parties that are both active participants in the activities and exposed to significant risks and rewards dependent on the commercial success of such activities and therefore within the scope of ASC Topic 808, Collaborative Arrangements (“Topic 808"). These assessments are performed throughout the life of the arrangements based on changes in the responsibilities of all parties in the arrangement.

Research and Development Expenses

The Company expenses research and development costs as they are incurred. Research and development expenses consist primarily of: (i) personnel-related expenses, including salaries, benefits and stock-based compensation expense, for personnel in the Company’s research and development functions; (ii) fees paid to third parties such as contractors, consultants and contract research organizations (CROs) for conducting clinical trials, and other costs related to clinical and preclinical testing; (iii) costs related to acquiring and manufacturing research and clinical trial materials, including under agreements with third parties such as contract manufacturing organizations (CMOs), and other vendors; (iv) costs related to the preparation of regulatory submissions; (v) expenses related to laboratory supplies and services; (vi) fees under license agreements where no alternative future use exists; and (vii) depreciation of equipment and facilities expenses.

Accrued Research and Development Expenses

The Company records accruals for estimated costs of research, preclinical studies, clinical trials, and manufacturing, which are significant components of research and development expenses. A substantial portion of the Company’s ongoing research and development activities is conducted by third-party service providers, CROs and CMOs. The Company’s contracts with CROs generally include pass-through fees such as costs related to laboratory supplies and services, regulatory expenses, investigator fees, travel costs and other miscellaneous costs, including shipping and printing fees. The Company’s contracts with the CMOs generally include fees such as initiation fees, reservation fees, verification run costs, materials and reagents expenses, taxes, etc. The financial terms of these contracts are subject to negotiations, which vary from contract to contract and may result in payment flows that do not match the periods over which materials or services are provided to the Company under such contracts. The Company accrues the costs incurred under agreements with these third parties based on estimates of actual work completed in accordance with the respective agreements. The Company determines the estimated costs through discussions with internal personnel and external service providers as to the progress, or stage of completion or actual timeline (start-date and end-date) of the services and the agreed-upon fees to be paid for such services. In the event the Company makes advance payments, the payments are recorded as a prepaid expense and recognized as the services are performed.

As actual costs become known, the Company adjusts its accruals. Although the Company does not expect its estimates to be materially different from amounts actually incurred, such estimates for the status and timing of services performed relative to the actual status and timing of services performed may vary and could result in the Company reporting amounts that are too high or too low in any particular period. The Company’s accrual is dependent, in part, upon the receipt of timely and accurate reporting from CROs and other third-party vendors. Variations in the assumptions used to estimate accruals including, but not limited to, the number of patients enrolled, the rate of patient enrollment and the actual services performed, may vary from the Company’s estimates, resulting in adjustments to clinical trial expenses in future periods. Changes in these estimates that result in material changes to the Company’s accruals could materially affect its financial condition and results of operations. Through September 30, 2022, there have been no material differences from the Company’s estimated accrued research and development expenses to actual expenses.

Acquired In-Process Research and Development Expenses

The Company has entered into agreements (See Note 5 – License Agreements) with third parties to acquire the rights to develop and potentially commercialize certain products. Such agreements generally require an initial payment by the Company when the contract is executed. The purchase of license rights for use in research and development activities, including product development, are expensed as incurred and are classified as research and development expense. Additionally, the Company may be obligated to make future royalty payments in the event the Company commercializes the technology and achieves a certain sales volume. In accordance with ASC Topic 730, Research and Development ("Topic 730"), expenditures for research and development, including upfront licensing fees and milestone payments associated with products not yet been approved by the FDA, are charged to research and development expense as incurred. Future contract milestone and /or royalty payments will be recognized as expense after the achievement of the milestone and the corresponding milestone payment is legally due.

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

Reclassification

Certain reclassifications have been made to prior period amounts to conform to current period presentation. These reclassifications did not have an impact on the Company’s results of operations or financial position as of September 30, 2022 and December 31, 2021.

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

Note 3. Fair Value Measurement

The Company measures and reports certain financial instruments as assets and liabilities at fair value on a recurring basis. The following tables set forth the fair value of the Company’s financial assets, which consist of cash equivalents and marketable securities measured and recognized at fair value (in thousands):

		September 30, 2022
	Fair Value Hierarchy Level	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash equivalents:
Money market funds	Level 1	$28,528	$—	$—	$28,528
Commercial paper	Level 2	127,320	2	(16)	127,306
U.S. Government agency securities	Level 2	14,729	4	—	14,733
Marketable securities:
U.S. Treasury securities	Level 1	138,883	1	(389)	138,495
Corporate bonds	Level 2	8,857	—	(29)	8,828
Commercial paper	Level 2	121,103	—	(221)	120,882
U.S. Government agency securities	Level 2	23,647	1	(128)	23,520
Total		$463,067	$8	$(783)	$462,292

		December 31, 2021
	Fair Value Hierarchy Level	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash equivalents:
Money market funds	Level 1	$99,326	$—	$—	$99,326
Commercial paper	Level 2	25,996	—	(1)	25,995
Corporate bonds	Level 2	1,802	—	(1)	1,801
Marketable securities:
U.S. Treasury securities	Level 1	2,499	—	—	2,499
U.S. Government agency securities	Level 2	24,260	—	(24)	24,236
Commercial paper	Level 2	51,376	—	(11)	51,365
Corporate bonds	Level 2	18,137	—	(29)	18,108
Total		$223,396	$—	$(66)	$223,330

The Company evaluates transfers between levels at the end of each reporting period. There were no transfers between Levels 1, 2 and 3 during the three and nine months ended September 30, 2022 and 2021. As of September 30, 2022 and December 31, 2021, there were no financial instruments classified as Level 3.

As of September 30, 2022, one debt security with an unrealized loss of $17 thousand and an aggregate fair value of $6.0 million was in an unrealized loss position for more than one year. All other debt securities with an unrealized loss position have been in a loss position for less than one year. As of December 31, 2021, all debt securities with an unrealized loss position have been in a loss position for less than one year. The aggregate fair value of debt securities in an unrealized loss position as of September 30, 2022 and December 31, 2021 were $312.5 million and $113.0 million, respectively, with no individual securities in a significant unrealized loss position. The Company evaluated its securities for other-than-temporary impairment and considered the decline in market value to be primarily attributable to current economic and market conditions and would not be required to sell the securities before recovery of the amortized cost basis. Based on this analysis, these marketable securities were not considered to be other-than-temporarily impaired as of September 30, 2022 and December 31, 2021.

The following table presents the contractual maturities of the Company’s marketable securities as of September 30, 2022 and December 31, 2021 (in thousands):

	September 30,	December 31,
	2022	2021
Due in less than one year	$445,764	$223,330
Due in more than one year	16,528	—
Total	$462,292	$223,330

Note 4. Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2022	2021
Accrued research and development materials and services	$21,332	$10,829
Accrued professional services	1,719	1,019
Accrued compensation	8,915	6,748
Other	681	280
Total accrued liabilities	$32,647	$18,876

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

For the three and nine months ended September 30, 2022, the Company recorded $0.1 million and $3.0 million as research and development expense in our condensed consolidated statements of operations related to license agreements, and $1.0 million and $3.5 million, for the three and nine months ended September 30, 2021.

As of September 30, 2022, the Company’s license agreements for technologies optioned by the Company, including the Medivir agreement described below, included potential future payments for development, regulatory, and sales milestones totaling approximately $365.9 million plus royalties on net sales that range from single digits to mid-teens.

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

To determine the transaction price, the Company evaluated all the payments to be received during the duration of the contract. In May 2022, the Company received a $150.0 million upfront payment as part of the Sanofi Agreement. Additionally, in April 2022, Sanofi purchased non-voting common stock in connection with the Company’s public common stock offering (see Note 7 – Stockholders’ Equity). The Company concluded that at inception and as of September 30, 2022, the transaction price was $150.0 million and was comprised solely of the fixed non-refundable upfront payment. No consideration received from Sanofi as part of the April 2022 offering was deemed necessary to include in the transaction price as Sanofi purchased the shares at the same offering price as the other participating investors.

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

For the three and nine months ended September 30, 2022, the Company recognized collaboration revenue from a customer related to the Sanofi Agreement of $0.3 million and $0.7 million, respectively. As of September 30, 2022, $149.3 million was recorded as deferred revenue, of which $4.8 million was current, on the consolidated balance sheet related to the Sanofi Agreement. The deferred revenue is expected to be recognized over the research and development period of the programs through the completion of Phase 1 clinical trials.

Contract Balances from Customer Contract

The timing of revenue recognition, billings and cash collections results in contract assets and contract liabilities on the condensed consolidated balance sheets. The Company recognizes license and development receivables based on billed services, which are derecognized upon reimbursement. When consideration is received, or such consideration is unconditionally due, from a customer prior to transferring goods or services to the customer under the terms of a contract, a contract liability is recorded. Contract liabilities are recognized as revenue after control of the goods or services is transferred to the customer and all revenue recognition criteria have been met.

The following table presents changes in the Company’s contract liabilities for the periods presented (in thousands):

Nine Months Ended September 30, 2022	December 31, 2021	Additions	Deductions	September 30, 2022
Contract liabilities:
Deferred revenue	$—	$150,000	$(697)	$149,303

The Company had no customer contract liabilities during the nine months ended September 30, 2021 and no customer contract assets during the nine months ended September 30, 2022 and 2021.

Note 7. Stockholders' Equity

Common Stock and Non-Voting Common Stock

As of September 30, 2022 and December 31, 2021, the Company’s certificate of incorporation authorized the Company to issue 1,200,000,000 shares of common stock (including 200,000,000 shares of non-voting common stock) and 200,000,000 shares of preferred stock, at a par value of $0.01 per share. Each share of common stock (excluding non-voting common stock) is entitled to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the Company’s Board of Directors, subject to prior rights of the preferred stockholders. As of September 30, 2022 and December 31, 2021, no dividends have been declared.

The Company had reserved common stock, on an as-converted basis, for future issuance as follows:

	September 30,	December 31,
	2022	2021
Stock options, issued and outstanding	5,715,344	3,764,001
Restricted stock units	594,511	358,535
Stock options and restricted stock units, future issuance	1,464,844	2,618,117
Employee stock purchase plan, available for future grants	1,141,642	855,206
Pre-funded warrants	1,334,332	1,334,332
Total	10,250,673	8,930,191

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

The outstanding pre-funded warrants to purchase shares of common stock are exercisable at any time after their original issuance. However, the Company may not effect the exercise of any pre-funded warrants, and a holder will not be entitled to exercise any portion of any pre-funded warrants that, upon giving effect to such exercise, would cause: (i) the aggregate number of shares of the Company’s common stock beneficially owned by such holder (together with its affiliates) to exceed 9.99% of the number of shares of the Company’s common stock outstanding immediately after giving effect to the exercise; or (ii) the combined voting power of the Company’s securities beneficially owned by such holder (together with its affiliates) to exceed 9.99% of the combined voting power of all of the Company’s securities outstanding immediately after giving effect to the exercise, as such percentage ownership is determined in accordance with the terms of the pre-funded warrants. However, any holder of a pre-funded warrant may increase or decrease such percentage to any other percentage not in excess of 19.99% upon at least 61 days’ prior notice from the holder to the Company. As of September 30, 2022, no shares underlying the pre-funded warrants had been exercised. All of the outstanding pre-funded warrants are included in the weighted-average number of shares of common stock used to calculate basic net loss per share attributable to common stockholders (see “Note 9 Net Loss Per Share Attributable to Common Stockholders”).

Note 8. Stock-Based Compensation

The 2018 Omnibus Incentive Plan (the 2018 Plan) provides for an increase in the number of shares reserved for issuance on the first day of each fiscal year equal to the least of (i) 8,768,800 shares, (ii) 4% of the Company’s common stock and non-voting common stock outstanding at December 31 of the immediately preceding year, or (iii) such number of shares as determined by the Company’s Board of Directors. As a result of this provision, on January 1, 2022 and 2021, an additional 1,299,921 and 1,278,965 shares, respectively, became available for issuance under the 2018 Plan. As of September 30, 2022, the 2018 Plan had 1,464,844 shares of common stock available for future issuance.

Total stock-based compensation expense related to the Company’s equity incentive plan and employee stock purchase plan was recorded in the statements of operations as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Research and development	$6,096	$3,095	$19,038	$7,605
General and administrative	4,720	3,117	14,563	9,720
Total stock-based compensation expense	$10,816	$6,212	$33,601	$17,325

The following table summarizes the Company's stock awards granted for each of the periods indicated:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2022		2021		2022		2021
	Grants	Weighted Average Grant Date Fair Value	Grants	Weighted Average Grant Date Fair Value	Grants	Weighted Average Grant Date Fair Value	Grants	Weighted Average Grant Date Fair Value
Stock options	327,825	$13.96	527,800	$53.11	2,374,907	$13.12	1,337,272	$59.52
Restricted stock units	5,788	$20.73	966	$65.76	382,256	$16.14	2,898	$75.22

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

The following equity instruments were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive for the periods presented:

	September 30,
	2022	2021
Stock options	5,715,344	3,666,509
Estimated shares issuable under the employee stock purchase plan	32,787	9,959
Unvested restricted stock units	594,511	—
Total	6,342,642	3,676,468

Note 10. Commitments and Contingencies

During the three months ended September 30, 2022, the Company entered into three new lease agreements for office and laboratory space in Mountain View, California, one of which is expected to commence after the expiration of the existing sublease. As of September 30, 2022, the three new leases had not commenced and therefore were not included in the right-of-use assets and lease liabilities balances at period end.

Information related to the leases executed during the three months ended September 30, 2022 were as follows (in thousands):

	Commencement	Expiration	Total Rent Payments
Office lease	October 2022	June 2032	$13,101
Laboratory lease	September 2024	June 2032	8,962
Laboratory lease	October 2022	June 2032	12,955
Total			$35,018

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

We have incurred significant net losses to date. Our ability to generate product revenue sufficient to achieve profitability will depend on the successful development and eventual commercialization of one or more of our current or future product candidates. Our net losses were $168.5 million and $114.5 million for the nine months ended September 30, 2022 and September 30, 2021, respectively. As of September 30, 2022, we had an accumulated deficit of $522.3 million. These losses have resulted primarily from costs incurred in connection with research and development activities and general and administrative costs associated with our operations. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future, and our net losses may fluctuate significantly from period to period, depending on the timing of and expenditures on our planned research and development activities.

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

We do not have any products approved for sale and have not generated any product revenue since inception. We have funded our operations primarily from the sale of common stock and pre-funded warrants in our public offerings, the sale of convertible preferred stock, the issuance of unsecured promissory notes in private placements, and funding received from our collaboration partners.

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

ADC Therapeutics Agreement

In November 2022, we announced our clinical collaboration and supply agreement with ADC Therapeutics SA, to evaluate the combination of imvotamab and ZYNLONTA® (loncastuximab tesirine-lpyl), ADC Therapeutics’ CD19-directed antibody drug conjugate, for the treatment of patients with relapsed and/or refractory non-Hodgkin's lymphoma.

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

Operating Expenses

Research and Development

Research and development expenses consist primarily of costs incurred for the discovery and development of product candidates, which include:

Direct expenses consisting of:

▪
Fees paid to third parties such as consultants, contractors and CROs, for conducting clinical trials, and other costs related to preclinical and clinical testing;
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

Interest Income

Interest income includes interest income earned on our cash, cash equivalents, marketable securities, and restricted cash and non-cash interest income (expense) related to accretion (amortization) of the discount (premium) on marketable securities.

Results of Operations

Comparison of Three Months Ended September 30, 2022 and 2021

The following table summarizes our condensed statements of operations data as discussed herein:

	Three Months Ended
	September 30,
(in thousands)	2022	2021	Change
Collaboration revenue	$331	$—	$331

Operating expenses:
Research and development	48,179	34,196	13,983
General and administrative	12,664	10,003	2,661
Total operating expenses	60,843	44,199	16,644
Loss from operations	(60,512)	(44,199)	(16,313)
Interest income	2,475	35	2,440
Net loss	$(58,037)	$(44,164)	$(13,873)

Collaboration Revenue

Collaboration revenue was $0.3 million for the three months ended September 30, 2022. The total revenue generated was in connection with the Sanofi Agreement and attributable to progress in satisfying the research target performance obligations. We did not recognize any revenue for the three months ended September 30, 2021.

Research and Development Expenses

The following table summarizes our research and development expenses incurred during the periods indicated:

	Three Months Ended
	September 30,
(in thousands)	2022	2021	Change
Direct expenses
Clinical stage programs (1)	$15,285	$12,150	$3,135
Preclinical stage programs	11,260	8,156	3,104
Indirect expenses
Personnel-related	16,987	10,812	6,175
Depreciation and facilities	4,647	3,078	1,569
Total research and development expenses	$48,179	$34,196	$13,983
(1)
For the three months ended September 30, 2022 and 2021, includes direct expenses related to: (i) our lead product candidate, imvotamab, for which we announced the initiation of two Phase 2 studies of two doses in patients with relapsed and/or refractory DLBCL and FL in December 2021; (ii) our second product candidate, IGM-8444, for which we announced the dosing of the first patient in our Phase 1 clinical trial in September 2020; and (iii) IGM-6268, for which we initiated a Phase 1 clinical trial in December 2021 and includes preclinical costs for the three months ended September 30, 2021.

Research and development expenses were $48.2 million and $34.2 million for the three months ended September 30, 2022 and 2021, respectively. The increase of $14.0 million was primarily driven by advancement of our clinical product candidates, specifically, IGM-8444, preclinical programs, and higher personnel-related expenses.

Clinical stage direct program expenses increased by $3.1 million, primarily driven by an increase related to IGM-8444 and IGM-6268, as a result of conducting clinical development and manufacturing activities.

Preclinical stage direct program expenses increased by $3.1 million, primarily driven by a $3.7 million increase of manufacturing related expenses for other preclinical programs offset by a $0.9 million decrease for expenses related to our research and development technology rights agreements.

Personnel-related expenses increased by $6.2 million to support our research and clinical development capabilities, which was driven by an increase in compensation from additional headcount, of which $3.0 million related to non-cash stock compensation expense. Depreciation and facilities expenses increased by $1.6 million, primarily due to higher depreciation, rent expense under new lease agreements for additional space and office infrastructure to support company growth.

General and Administrative Expenses

General and administrative expenses were $12.7 million and $10.0 million for the three months ended September 30, 2022 and 2021, respectively. The increase of $2.7 million was primarily due to a $2.3 million increase in compensation expenses, of which $1.6 million of the increase relates to non-cash stock compensation, attributable to higher headcount.

Interest Income

Interest income was $2.5 million and $35.0 thousand for the three months ended September 30, 2022 and 2021, respectively. The increase of $2.4 million was primarily due to increasing yield rates and the investment of additional funds received as a result of our public offering in April 2022 and upfront payment under the Sanofi agreement.

Comparison of Nine Months Ended September 30, 2022 and 2021

The following table summarizes our condensed statements of operations data as discussed herein:

	Nine Months Ended
	September 30,
(in thousands)	2022	2021	Change
Collaboration revenue	$697	$—	$697

Operating expenses:
Research and development	134,272	87,857	46,415
General and administrative	38,117	26,786	11,331
Total operating expenses	172,389	114,643	57,746
Loss from operations	(171,692)	(114,643)	(57,049)

Other income (expense)
Interest income	3,289	121	3,168
Other expense	(123)	—	(123)
Total other income (expense)	3,166	121	3,045
Net loss	$(168,526)	$(114,522)	$(54,004)

Collaboration Revenue

Collaboration revenue was $0.7 million for the nine months ended September 30, 2022. The total revenue generated was in connection with the Sanofi Agreement and attributable to progress in satisfying the research target performance obligations. We did not recognize any revenue for the nine months ended September 30, 2021.

Research and Development Expenses

The following table summarizes our research and development expenses incurred during the periods indicated:

	Nine Months Ended
	September 30,
(in thousands)	2022	2021	Change
Direct expenses
Clinical stage programs (1)	$44,889	$33,380	$11,509
Preclinical stage programs	27,719	19,497	8,222
Indirect expenses
Personnel-related	49,293	26,794	22,499
Depreciation and facilities	12,371	8,186	4,185
Total research and development expenses	$134,272	$87,857	$46,415
(1)
For the nine months ended September 30, 2022 and 2021, includes direct expenses related to: (i) our lead product candidate, imvotamab, for which we announced the initiation of two Phase 2 studies of two doses in patients with relapsed and/or refractory DLBCL and FL in December 2021; (ii) our second product candidate, IGM-8444, for which we announced the dosing of the first patient in our Phase 1 clinical trial in September 2020; and (iii) IGM-6268, for which we initiated a Phase 1 clinical trial in December 2021 and includes preclinical costs for the nine months ended September 30, 2021.

Research and development expenses were $134.3 million and $87.9 million for the nine months ended September 30, 2022 and 2021, respectively. The increase of $46.4 million was primarily driven by advancement of our clinical product candidates, specifically, IGM-8444 and imvotamab, and higher personnel-related expenses.

Clinical stage direct program expenses increased by $11.5 million, primarily driven by a $7.1 million increase and $4.2 million increase related to IGM-8444 and imvotamab, respectively, as a result of conducting clinical manufacturing activities and the timing of clinical trial activities driven by higher patient enrollment.

Preclinical stage direct program expenses increased by $8.2 million, primarily driven by a $6.2 million increase of manufacturing related expenses, a $1.4 million increase of professional services, and a $1.1 million increase for expenses related to our research and development technology rights agreements.

Personnel-related expenses increased by $22.5 million to support our research and clinical development capabilities, which was driven by an increase in compensation from additional headcount, of which $11.4 million related to non-cash stock compensation expense.

Depreciation and facilities expenses increased by $4.2 million, primarily due to an increase in rent expense under new lease agreements for additional space, depreciation expense of our cGMP manufacturing facility, and office infrastructure to support company growth.

General and Administrative Expenses

General and administrative expenses were $38.1 million and $26.8 million for the nine months ended September 30, 2022 and 2021, respectively. The increase of $11.3 million was primarily due to a $7.0 million increase in compensation expenses, of which $4.8 million related to non-cash stock compensation, attributable to higher headcount, and a $5.0 million increase in professional services.

Interest Income

Interest income was $3.3 million and $0.1 million for the nine months ended September 30, 2022 and 2021, respectively. The increase of $3.2 million was primarily due to increasing yield rates and the investment of additional funds received as a result of our public offering in April 2022 and upfront payment under the Sanofi agreement.

Liquidity and Capital Resources

Sources of Liquidity

We are a clinical-stage biotechnology company with limited operating history, and due to our significant research and development expenditures, we have generated operating losses since our inception and have not generated any revenue for the sale of any products. We expect to continue incurring significant expenses and operating losses for the foreseeable future as we continue our research and development of our product candidates. Since our inception and through September 30, 2022, we have funded our operations primarily through the sale of common stock and pre-funded warrants in our public offerings, the sale of convertible preferred stock, the issuance of unsecured promissory notes in private placements, and funding received from our collaboration partners.

As of September 30, 2022, we had cash, cash equivalents, and marketable securities of $469.1 million and an accumulated deficit of $522.3 million. We believe that our cash, cash equivalents, and marketable securities will be sufficient to fund our planned operations for at least one year past the issuance date of the condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

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

Summary Statement of Cash Flows

The following table sets forth the primary sources and uses of cash for each of the periods presented below:

	Nine Months Ended
	September 30,
(in thousands)	2022	2021
Net cash, cash equivalents, and restricted cash provided by (used in):
Operating activities	$32,005	$(89,682)
Investing activities	(206,833)	13,221
Financing activities	218,900	985
Net increase (decrease) in cash, cash equivalents, and restricted cash	$44,072	$(75,476)

Net Cash Provided by (Used in) Operating Activities

For the nine months ended September 30, 2022, net cash provided by operating activities was $32.0 million, which consisted of $156.8 million net changes in our net operating assets and liabilities and $43.7 million in non-cash charges, offset by a net loss of $168.5 million. The net change in our operating assets and liabilities was primarily due to an increase in deferred revenue of $149.3 million, an increase in accrued liabilities of $13.4 million, a decrease in prepaid expenses and other current assets of $0.8 million, partially offset by a decrease in accounts payable of $2.6 million, and a decrease in net lease liabilities of $3.0 million. The non-cash charges primarily consisted of stock-based compensation of $33.6 million, depreciation expense of $4.2 million, net purchase discounts on marketable securities of $3.4 million, non-cash lease expense of $3.2 million, and net accretion of discounts on marketable securities of $0.7 million.

For the nine months ended September 30, 2021, net cash used in operating activities was $89.7 million, which consisted of a net loss of $114.5 million, offset by $23.1 million in non-cash charges and $1.7 million net change in our net operating assets and liabilities. The non-cash charges primarily consisted of stock-based compensation of $17.3 million, depreciation expense of $3.2 million, non-cash lease expense of $2.4 million offset by net purchases and amortization of premiums on marketable securities of $0.2 million. The net change in our operating assets and liabilities was primarily due to an increase in accrued liabilities of $7.3 million, partially offset by a decrease in net lease liabilities of $2.2 million, an increase in prepaid expenses of $1.7 million, a decrease in accounts payable of $1.3 million, and an increase in other assets of $0.4 million.

Net Cash (Used in) Provided by Investing Activities

For the nine months ended September 30, 2022, net cash used in investing activities was $206.8 million, which consisted of $381.6 million in purchases of marketable securities, and $7.5 million in purchases of property, plant, and equipment, primarily for research and development activities, partially offset by $182.3 million in maturities of marketable securities.

For the nine months ended September 30, 2021, net cash provided by investing activities was $13.2 million, which consisted of $132.8 million in maturities of marketable securities and $3.0 million in sales of marketable securities, offset by $111.1 million in purchases of marketable securities and $11.5 million in purchases of property, plant, and equipment, primarily for research and development activities.

Net Cash Provided by Financing Activities

For the nine months ended September 30, 2022, net cash provided by financing activities was $218.9 million, which consisted of $218.0 million in proceeds from issuance of common stock in public offering net of payments of offering costs, $0.5 million in proceeds from purchases under the employee stock purchase plan, and $0.4 million in proceeds from exercise of stock options.

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

Contractual Obligations and Commitments

During 2022, we entered into three lease agreements for office and laboratory spaces in Mountain View, California. Future minimum lease commitments under these leases through June 2032 are $35.0 million.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Recently Adopted Accounting Pronouncements

None.

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

Our critical accounting policies are described in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Use of Estimates” in our Annual Report on Form 10-K filed with the SEC on March 29, 2022 and the notes to the condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q. During the nine months ended September 30, 2022, except as described in Note 2 to the unaudited interim condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q, there were no material changes to our critical accounting policies from those discussed in our Annual Report on Form 10-K filed with the SEC on March 29, 2022.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The primary objectives of our investment activities are to ensure liquidity and to preserve capital. We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities. There was no material foreign currency risk for the nine months ended September 30, 2022. We held $469.1 million in cash, cash equivalents, and marketable securities as of September 30, 2022 which consisted of money market funds, U.S. Treasury securities, corporate bonds, commercial paper, and U.S. government agency securities. We held no interest-bearing liabilities as of September 30, 2022. Historical fluctuations in interest rates have not been significant for us. An immediate 1% relative change in interest rates would not have a material effect on the fair market value of our cash equivalents and marketable securities. We have the ability to hold our marketable securities until maturity, and therefore we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a change in market interest rates on our investments.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Investing in our common stock involves a high degree of risk. You should carefully consider the risks described below, as well as the other information in this Quarterly Report on Form 10-Q, including our unaudited condensed financial statements and the related notes and the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The occurrence of any of the events or developments described below could harm our business, financial condition, results of operations, growth prospects and stock price. In such an event, the market price of our common stock could decline, and you may lose all or part of your investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations. Our Risk Factors are not guarantees that no such conditions exist as of the date of this report, and should not be interpreted as an affirmative statement that such risks or conditions have not materialized, in whole or in part.

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

We are early in our development efforts and have not yet completed the development of any of our product candidates. As a result, we are not currently permitted to market or sell any of our product candidates in any country, and we may never be able to do so in the future. We have a limited number of product candidates and discovery programs, all of which are in preclinical development or early stage clinical development. We continue to dose patients in each of our early stage clinical trials evaluating imvotamab and IGM-8444, but have not commenced any other clinical trial or completed any clinical trials, and we have not received marketing approval, for any of our product candidates. Our product candidates will require clinical development, evaluation of preclinical, clinical and manufacturing activities, marketing approval from government regulators, substantial investment and significant marketing efforts before we generate any revenues from product sales, if ever. We have limited experience in conducting and managing the clinical trials necessary to obtain regulatory approvals. Our ability to generate product revenue and achieve and sustain profitability depends on, among other things, obtaining regulatory approvals for our product candidates. Obtaining regulatory approval of our product candidates will depend on many factors, including, but not limited to, the following:

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

We may be unsuccessful in obtaining, or may be unable to maintain the benefits associated with, orphan drug designation for current or future product candidates that we may develop. If our competitors are able to obtain orphan product exclusivity for their products in specific indications, we may not be able to have competing products approved in those indications by the applicable regulatory authority for a significant period of time.

Under the Orphan Drug Act, the FDA may designate a product candidate as an orphan drug if it is a drug intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals annually in the United States. We may elect to seek Orphan Drug Designation for certain indications for our product candidates. Orphan Drug Designation neither shortens the development time or regulatory review time of a drug nor gives the drug any advantage in the regulatory review or approval process.

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

As of September 30, 2022, we had 242 full-time employees. As our development and commercialization plans and strategies develop, and as we transition into operating as a public company, we expect to expand our employee base for managerial, operational, financial and other resources. Additionally, as our product candidates and discovery programs enter and advance through preclinical studies and any clinical trials, we will need to expand our research, development, manufacturing, regulatory and sales and marketing capabilities or contract with other organizations to provide these capabilities for us. Future growth would impose significant added responsibilities on members of management, including the need to identify, recruit, maintain, motivate and integrate additional employees. Also, our management may need to divert a disproportionate amount of their attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, give rise to operational errors, loss of business opportunities, loss of employees and reduced productivity amongst remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of existing and additional product candidates and discovery programs. If our management is unable to effectively manage our expected growth, our expenses may increase more than expected, our ability to generate or grow revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize our product candidates and compete effectively with others in our industry will depend on our ability to effectively expand our organization and manage any future growth.

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
▪
a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research; and
▪
establishment of a Center for Medicare & Medicaid Innovation at CMS to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drug spending

Since its enactment, there remain judicial and Congressional challenges to certain aspects of the ACA. For example, in June 2021 the U.S. Supreme Court held that Texas and other challengers had no legal standing to challenge the ACA, dismissing the case on procedural grounds without specifically ruling on the constitutionality of the ACA. Thus, the ACA will remain in effect in its current form. In addition, other legislative changes have been proposed and adopted since the ACA was enacted. These changes include aggregate reductions to Medicare payments to providers of up to 2% per fiscal year pursuant to the Budget Control Act of 2011, which began in 2013 and, due to subsequent legislative amendments, will remain in effect through 2031, with the exception of a temporary suspension implemented under various COVID-19 relief legislation from May 1, 2020 through March 31, 2022. Under current legislation, the actual reduction in Medicare payments will vary from 1% in 2022 to up to 4% in the final fiscal year of this sequester. Moreover, there has recently been heightened governmental scrutiny over the manner in which drug manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products.

Under the American Rescue Plan Act of 2021, effective January 1, 2024, the statutory cap on Medicaid Drug Rebate Program rebates that manufacturers pay to state Medicaid programs will be eliminated. Elimination of this cap may require pharmaceutical manufacturers to pay more in rebates than it receives on the sale of products, which could have a material impact on our business. Further, based on a recent executive order, the Biden administration expressed its intent to pursue certain policy initiatives to reduce drug prices. The HHS has released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and potential legislative policies that Congress could pursue to advance these principles. In August 2022, Congress passed the Inflation Reduction Act of 2022, which includes prescription drug provisions that have significant implications for the pharmaceutical industry and Medicare beneficiaries, including allowing the federal government to negotiate a maximum fair price for certain high-priced single source Medicare drugs, imposing penalties and excise tax for manufacturers that fail to comply with the drug price negotiation requirements, requiring inflation rebates for all Medicare Part B and Part D drugs, with limited exceptions, if their drug prices increase faster than inflation, and redesigning Medicare Part D to reduce out-of-pocket prescription drug costs for beneficiaries, among other changes. The impact of these legislative, executive, and administrative actions and any future healthcare measures and agency rules implemented by the Biden administration on us and the pharmaceutical industry as a whole is unclear. The implementation of cost containment measures, including the prescription drug provisions under the Inflation Reduction Act, as well as other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our product candidates if approved. Complying with any new legislation and regulatory changes could be time-intensive and expensive, resulting in a material adverse effect on our business.

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

We have incurred significant losses since our inception. Our net loss for the nine months ended September 30, 2022 was $168.5 million and for the year ended December 31, 2021 was $165.2 million. As of September 30, 2022, our accumulated deficit was approximately $522.3 million. We expect to continue to incur losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of, and seek regulatory approvals for, our product candidates, prepare for and begin to commercialize any approved product candidates and add infrastructure and personnel to support our product development efforts and operations as a public company. Historically we have financed our operations primarily through the sale of equity and debt securities as well as funding received from our collaboration partners. We do not generate any revenue from product sales and our product candidates will require substantial additional investment before they may provide us with any revenue, if ever.

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

As of September 30, 2022, we had $469.1 million in cash, cash equivalents, and marketable securities. We believe that our existing cash, cash equivalents, and marketable securities will enable us to fund our operating expenses and capital expenditure requirements for at least one year past the issuance date of the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. Our estimate as to how long we expect our cash, cash equivalents, and marketable securities to be able to continue to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned. In addition, because successful development of our product candidates is uncertain, we are unable to estimate the actual funds we will require to complete research and development and to commercialize our product candidates.

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

We may from time to time raise additional capital through the sale of equity or convertible securities, including pursuant to an effective shelf registration statement. If we issue additional shares of common stock at a discount from the current trading price of our common stock, our stockholders would experience immediate dilution upon the purchase of any shares of our common stock sold at such discount. In addition, as opportunities present themselves, we may enter into financing or similar arrangements in the future, including the issuance of debt securities, preferred stock, common stock, or non-voting common stock. On April 1, 2022, pursuant to our registration statement on Form S-3 (File No. 333-258644), we completed a public offering of 8,695,653 shares of our non-voting common stock, with an option for the underwriters to purchase 1,304,347 shares of our voting common stock, which was exercised in full, for aggregate gross proceeds of $230.0 million. After deducting underwriting discounts and commissions and offering costs paid or payable by us of approximately $12.0 million, the aggregate net proceeds from this public offering were approximately $218.0 million.

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

At September 30, 2022, we had $469.1 million of cash, cash equivalents, and marketable securities. While we are not aware of any downgrades, material losses, or other significant deterioration in the fair value of our cash equivalents or marketable securities since September 30, 2022, no assurance can be given that further deterioration of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents or our ability to meet our financing objectives. Furthermore, our stock price may decline due in part to the volatility of the stock market and general economic downturn.

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

Changes to U.S. tax laws that may be enacted in the future could impact the tax treatment of our foreign earnings. If we expand our international business activities, any changes in the U.S. or foreign taxation of such activities may increase our worldwide effective tax rate and adversely affect our business, results of operations and financial condition. For example, the Organization for Economic Cooperation and Development has proposed implementing a global minimum tax of 15%, which has been agreed to by over 136 countries. In addition, on January 1, 2022, a provision of the Tax Cuts and Jobs Act of 2017 went into effect that eliminates the option to deduct domestic research and development costs in the year incurred and instead requires taxpayers to amortize such costs over five years. In 2022, the United States also enacted the Inflation Reduction Act, which imposes, among others, a 1% excise tax on certain repurchases of stock and a 15% alternative minimum income tax on “adjusted financial statement income” of certain corporations. Such changes, among others, may adversely affect our effective tax rates, cash flows and general business condition.

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

As of September 30, 2022, Topsøe Holding A/S, together with other holders of 5% or more of our outstanding capital stock and their respective affiliates, beneficially owned over 70% of our outstanding capital stock. Accordingly, our principal stockholders will be able to control most matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, including mergers and sales of all or substantially all of our assets. The interests of these principal stockholders may not always coincide with your interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders. For example, our concentration of ownership could have the effect of delaying or preventing a change in control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could cause the market price of our common stock to decline or prevent our stockholders from realizing a premium over the market price for their shares of our common stock.

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. If our stockholders sell, or the market perceives that our stockholders intend to sell, substantial amount of our common stock in the public market, the market price of our common stock could decline significantly. We currently have on file with the SEC an effective shelf registration statement on Form S-3, which allows us to offer debt securities, preferred stock, common stock, non-voting common stock and certain other securities from time to time.

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

We are an “emerging growth company,” as defined in the JOBS Act. For as long as we continue to be an emerging growth company, we may choose to take advantage of exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We will remain an “emerging growth company” until the earliest to occur of: the last day of the fiscal year in which we have more than $1.235 billion in annual revenue, the date we qualify as a “large accelerated filer,” with the market value of our common stock held by non-affiliates exceeding $700 million as of June 30, the issuance by us of more than $1.0 billion of non-convertible debt over a three-year period, and the last day of the fiscal year ending after the fifth anniversary of our IPO, or December 31, 2024. Investors could find our common stock less attractive if we choose to rely on these exemptions. In addition, the JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards. We have elected to use this extended transition period until the earlier of the date that we (i) are no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, our consolidated financial statements may not be comparable to companies that comply with the new or revised accounting standards as of public company effective dates. If some investors find our common stock less attractive as a result of any of our reliance on these exemptions, there may be a less active trading market for our common stock and our share price may be more volatile.

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

IGM Biosciences, Inc.

Date: November 3, 2022	By:	/s/ Fred Schwarzer
Fred Schwarzer
Chief Executive Officer and President (Principal Executive Officer)

Date: November 3, 2022	By:	/s/ Misbah Tahir
Misbah Tahir
Chief Financial Officer (Principal Financial Officer)