Form 10-K
period 2022-12-31
IGM Biosciences, Inc.
filed 2023-03-30
CIK 1496323

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the Registrant, based on the closing price of a share of the Registrant’s common stock on June 30, 2022 as reported by the NASDAQ Global Select Market on such date was approximately $219.2 million. Shares of the Registrant’s common stock held by each executive officer, director and holder of 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This calculation does not reflect a determination that certain persons are affiliates of the Registrant for any other purpose.

As of March 27, 2023, the Registrant had 29,495,859 shares of common stock, $0.01 par value per share, and 13,687,883 shares of non-voting common stock, $0.01 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain sections of the Registrant’s definitive Proxy Statement to be filed in connection with the Registrant’s 2022 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such definitive Proxy Statement will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the Registrant’s fiscal year ended December 31, 2022.

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

In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will” or “would,” or the negative of these terms or other similar expressions. Forward-looking statements contained in this Annual Report on Form 10-K include, but are not limited to, statements about: the therapeutic applications for our IgM antibodies; the advantages of the properties of our IgM bispecific antibodies; the timing of the initiation, progress and potential results of our preclinical studies, clinical trials and our discovery programs; our ability to utilize our IgM antibody platform to generate and advance additional product candidates; our ability to advance product candidates into, and successfully complete, clinical trials; the timing or likelihood of regulatory filings and approvals; our estimates of the number of patients who suffer from the diseases we are targeting and the number of patients that may enroll in our clinical trials; the commercializing of our product candidates, if approved; whether, and for how long, we will rely on third parties to manufacture our product candidates for preclinical and clinical testing and to package, label, store and distribute our investigational product candidates; our ability and the potential to successfully manufacture and supply our product candidates for clinical trials and for commercial use, if approved; potential business disruptions affecting drug discovery, our preclinical studies or the initiation, patient enrollment, development and operation of our clinical trials; the sufficiency of our backup to our master cell banks; expectations regarding our collaboration agreement with Genzyme Corporation, a wholly owned subsidiary of Sanofi (Sanofi), including all financial aspects of the collaboration, the potential benefits and results of the collaboration, as well as plans and objectives with respect to the collaboration; future strategic arrangements and/or collaborations and the potential benefits of such arrangements; our expectations regarding the impact of the COVID-19 pandemic on our business; our anticipated use of our existing resources; our estimates regarding expenses, future revenue, capital requirements and needs for additional financing and our ability to obtain additional capital; the sufficiency of our existing cash, cash equivalents, and marketable securities to fund our future operating expenses and capital expenditure requirements; our ability to retain the continued service of our key personnel and to identify, hire and retain additional qualified professionals; the implementation of our business model, strategic plans for our business and product candidates; the scope of protection we are able to establish and maintain for intellectual property rights, including our IgM platform, product candidates and discovery programs; our ability to contract with third-party suppliers and manufacturers and their ability to perform adequately; the pricing, coverage and reimbursement of our product candidates, if approved; developments relating to our competitors and our industry, including competing product candidates and therapies; and the ability of our clinical trials to demonstrate the safety and efficacy of our product candidates, and other positive results.

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

PART I

Item 1. Business.

Overview

We are a clinical-stage biotechnology company pioneering the development of IgM antibodies for the treatment of cancer, autoimmune and inflammatory diseases, and infectious diseases. IgM antibodies have inherent properties that we believe may enable them to bind more strongly to targets on the surface of cells than comparable IgG antibodies. We have created a proprietary IgM antibody technology platform that we believe is particularly well suited for developing receptor cross-linking agonists, T cell engagers, targeted cytokines, and target neutralizers. Our product candidates currently in or about to enter clinical testing include:

▪
IGM-8444: An IgM antibody targeting Death Receptor 5 (DR5) proteins, currently being evaluated in multiple Phase 1 combination studies in subjects with relapsed and/or refractory solid and hematologic cancers and in a randomized combination trial for the treatment of colorectal cancer.
▪
Imvotamab: A bispecific T cell engaging IgM antibody targeting CD20 and CD3 proteins, planned for evaluation in autoimmune diseases, including systemic lupus erythematosus (SLE) and rheumatoid arthritis. We are also evaluating potential combination studies of imvotamab for the treatment of relapsed/refractory B cell non-Hodgkin’s lymphoma (NHL) patients and plan to conclude development of imvotamab as a monotherapy for NHL.
▪
IGM-7354: An IgM antibody targeting the delivery of interleukin-15 (IL-15) to the area of PD-L1 expressing cells, currently being evaluated in a Phase 1 clinical trial for the treatment of patients with relapsed and/or refractory solid tumor cancers.
▪
IGM-2644: A bispecific T cell engaging IgM antibody targeting CD38 and CD3 proteins, currently planned for evaluation in a clinical trial for the treatment of patients with multiple myeloma and potentially autoimmune diseases.

Our pipeline also includes IGM-2537, a bispecific T cell engaging IgM antibody targeting CD123 and CD3 proteins for the treatment of patients with Acute Myeloid Leukemia (AML), Myelodysplastic Syndromes (MDS) and Acute Lymphoblastic Leukemia (ALL).

We believe that we have the most advanced research and development program focused on therapeutic IgM antibodies. We have created a portfolio of patents and patent applications, know-how and trade secrets directed to our platform technology, product candidates and manufacturing capabilities, and we retain worldwide commercial rights to all of our product candidates, other than those being developed in partnership with Sanofi (see Sanofi Collaboration and License Agreement) and the intellectual property related thereto.

Our Differentiated Approach and Proprietary Platform

Immunoglobulin G (IgG) and Immunoglobulin M (IgM) are classes of antibodies that are naturally produced by the human immune system and are distinguishable by their structural properties.

Structural Comparison of IgG and IgM Antibodies

IgG
IgM
IgM core can enable complement engagement or inactivation
J-Chain allows for novel bi-specifics
2 BINDING SITES
10 BINDING SITES

We are developing IgM antibodies that have properties which we believe may enable them to bind more strongly to targets than comparable IgG antibodies in many therapeutic applications. IgM antibodies have 10 binding domains compared to 2 for IgG antibodies, which results in far greater binding power to a target.

Over the past 40 years, the biotechnology industry’s development of antibodies has yielded effective therapeutic drugs for the treatment of patients with a variety of diseases including cancer and autoimmune diseases. The vast majority of the antibodies approved for treatment and commercial sale are members of the IgG class or fragments thereof. We are pioneering the development of new therapies based on the IgM class of antibodies. We believe our IgM antibodies could have therapeutic applications across a wide range of diseases, including cancer, autoimmune and inflammatory diseases, and infectious diseases.

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

The greater number of binding domains of an IgM antibody results in far greater avidity to a cell surface or virus as compared with an IgG antibody with the same affinity per binding domain. The greater number of binding domains also allows IgM antibodies to bind more cell surface or viral targets in close proximity with a single antibody. The inherent biological advantages of IgM antibodies may enable:

▪
Greater ability to cross-link cell surface receptors, which may significantly enhance cellular signaling for killing cancer cells or stimulating T cells
▪
Stronger binding to cell surface targets, including those with low expression levels, which may result in better and more complete targeting of cells;

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

There have been multiple attempts to create IgG based therapeutic antibodies directed at DR5 and other members of the TNFrSF. However, since IgG antibodies naturally bind only two cell surface proteins, their bivalent nature inherently limits their signaling efficacy with this class of targets. In contrast, we are utilizing the 10 binding domains of IgM antibodies to more efficiently cross-link these molecules on the cell surface. In multiple in vitro cell studies, we have observed that IgM antibodies have much greater potency than IgG antibodies with the same binding domains against this class of targets.

T cell Engagers

We have been able to utilize the natural features of IgM antibodies to create unique and patent protected bispecific T cell engagers, which we believe may have the potential to kill cancer cells through T cell directed cellular cytotoxicity (TDCC) and CDC while maintaining a favorable tolerability profile. Bispecific T cell engagers, including CD20 x CD3, CD123 x CD3, CD38 x CD3 and solid tumor target x CD3, are designed to simultaneously target a desired tumor associated antigen on a cancer cell and CD3 (a protein that is expressed on the surface of T cells) and redirect the T cells to kill the cancer cells, a form of TDCC. In contrast to other bispecific antibody formats that bind to one or two target molecules on the surface of the cancer cell and to one CD3 molecule on the surface of the T cell, our IgM bispecific format includes 10 binding domains to the target on the surface of the cancer cell and one binding domain to CD3. We believe that our IgM bispecific antibodies may successfully bind to cancer cells for longer periods and with more avidity compared to IgG bispecific antibodies, which may prove to be particularly advantageous for those cancer cells that express relatively lower amounts of the targeted protein on their surface.

Additionally, we believe that T cell engagers may have the potential to provide an alternative approach to depletion of pathogenic immune cells which drive several autoimmune diseases.

Targeted Cytokines

We are using our IgM platform to create bifunctional IgM antibodies with high avidity to selected cell surface targets to deliver potent, immune stimulating cytokines. These IgM antibodies are designed to target the delivery of IL-15 to induce immune cell stimulation and proliferation. Targeted delivery of cytokines is designed to reduce systemic toxicities of cytokine therapy while enhancing immune system activity in the tumor microenvironment. Stimulation of the IL-15 pathway may be important in strengthening and maintaining both the endogenous and the synthetic T cell immune responses.

We believe that our IgM platform has certain inherent advantages for this application. Importantly, we believe that the high avidity and long-lasting binding of our IgM antibodies may help to effectively position the cytokine for delivery by being bound to a target cell for an extended period. We also believe that the high avidity of the IgM antibodies may allow cytokine delivery by being bound to target cells that have relatively low density of the surface target.

Target Neutralizer

We are also applying our IgM platform to infectious diseases as we believe the high avidity of IgM antibodies may provide improved virus neutralization and reduce antibody evasion through viral mutation. For COVID-19, our initial development focus in infectious diseases, we have observed in multiple in vitro and in vivo studies that IgM antibodies achieve more potent neutralization of SARS-CoV-2 compared to IgG antibodies with the same binding domains. We also intend to leverage the multi-valent structure of an IgM platform to develop a novel “viral trapping” approach that we believe has the potential to offer resilience against viral evolution for SARS family viruses.

Our Development Programs

IGM-8444: Death Receptor 5 Agonist IgM Antibody

Overview: IGM-8444, one of our clinical-stage product candidates, is an IgM antibody targeting DR5 for the treatment of patients with solid and hematologic malignancies. DR5 is a member of the TNFrSF and is often expressed on the surface of cancer cells. Similar to other members of the TNFrSF, strong signaling to effect a biological response requires that three or more DR5 receptor proteins be cross-linked together on the surface of a cancer cell through the binding of either the natural DR5 ligand (TRAIL) or an antibody or other therapeutic drug that can efficiently cross-link the DR5 receptors. Binding and cross-linking of DR5 receptors send a signal to the cancer cell to induce programmed death of cancer cells, also known as apoptosis.

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

Phase 1a/1b Study of IGM-8444 as a Single Agent and in Combination in Patients with Solid and Hematologic Malignancies: We are conducting the first-in-human, Phase 1a/1b, multicenter, open-label clinical trial to evaluate the safety, tolerability, and pharmacokinetics of IGM-8444 as a single agent and in combination with other agents in subjects with relapsed and/or refractory solid or hematologic cancers. The Phase 1a portion of the trial consists of IGM-8444 dosed intravenously with IGM-8444 as a single agent, IGM-8444 in combination with FOLFIRI +/- bevacizumab, IGM-8444 in combination with birinapant, and IGM-8444 in combination with venetoclax. The key objectives of the Phase 1a studies are to provide an initial assessment of the pharmacokinetics, safety, biomarkers and preliminary efficacy of IGM-8444 both as a single agent and in combination with standard of care chemotherapy and other agents.

We are also conducting a randomized combination study in patients with colorectal cancer. This combination study is a global randomized trial in second line patients with colorectal cancer who have previously not received FOLFIRI treatment to assess the additional benefit of IGM-8444 combined with the current standard of care regimen of FOLFIRI and bevacizumab. The study endpoints include progression free survival, overall survival, overall response rate, and safety of IGM-8444 in combination with FOLFIRI and bevacizumab.

Imvotamab: CD20 x CD3 Bispecific IgM Antibody

Imvotamab, another of our clinical-stage product candidates, is a CD20 x CD3 bispecific IgM antibody. CD20 is a protein that is frequently expressed on the surface of B cells, while CD3 is a protein that is expressed on the surface of T cells and is an essential activating molecule for the T cell. Imvotamab has 10 binding domains to CD20 and a single binding domain to CD3 (specifically CD3ɛ). In addition, imvotamab contains a human serum albumin molecule attached to the Joining chain (J chain) to enhance its pharmacokinetic properties. The J chain naturally occurs in IgM antibodies and joins the IgM subunits into pentameric antibodies.

Imvotamab is designed to bind a CD20 expressing cell, such as a cancer cell or a pathogenic B cell in autoimmunity, as well as CD3 on a cytotoxic T cell, bringing both cells into close proximity. This interaction mimics the normal T cell activation pathway leading the T cell to recognize and kill the CD20 expressing cell by releasing cytotoxic biochemicals (perforins and granzymes) that penetrate and perforate the CD20 expressing cell. Imvotamab is planned for evaluation in autoimmune diseases mediated by autoreactive antibodies and has been in development for the treatment of cancers expressing CD20.

Imvotamab in Autoimmune Disease

Overview: Given that autoreactive antibodies are produced by immune cells that arise from B cells, B cell depleting therapies are a well-established treatment approach in these diseases. While effective in depleting circulating B cells, currently available therapies may not be effective in depleting tissue-resident B cells because they rely upon the presence of Natural Killer cells and complement, both of which may only be available in reduced quantities deep within various tissues of the body. Failure to clear tissue-resident B cells may result in reservoirs of pathogenic B cells that may contribute to ongoing generation of autoantibodies and disease activity. Pathogenic immune cells which express low levels of CD20 also escape depletion by available B cell depleting agents, thus further contributing to persistence of disease-driving cells and activity.

Autoantibody-driven diseases represent a subset of the broader autoimmune category of diseases, and include systemic lupus erythematosus, rheumatoid arthritis, myasthenia gravis, and pemphigus vulgaris. Chronic treatment is required for symptom management and disease control. Many of these diseases are progressive and are associated with significant morbidity and impact on quality of life.

We believe that imvotamab may offer important advantages over existing B cell therapies. Preclinical studies show that imvotamab penetrates and depletes CD20 expressing cells deep within various tissues, including bone marrow, spleen, and lymph nodes. Additionally, in vitro studies show that imvotamab is significantly more effective than rituximab in depleting low CD20 expressing cells. We plan to evaluate imvotamab in multiple autoimmune diseases, beginning with Phase 1 studies in SLE and rheumatoid arthritis.

Imvotamab in Oncology

Overview: Imvotamab is also designed to bind to CD20 expressing cancer cells, as well as CD3 on a cytotoxic T cell, to mimic the normal T cell activation pathway, leading the T cell to recognize and kill the CD20 expressing cancer cell by releasing cytotoxic biochemicals (perforins and granzymes) that penetrate and perforate the cancer cell. We have been developing imvotamab as a treatment for patients diagnosed with CD20-expressing malignancies.

Phase 1/2 Study of Imvotamab in Patients with Relapsed and/or Refractory (R/R) Non-Hodgkin’s Lymphoma (NHL): We have been conducting Phase 1 and Phase 2, multicenter, open-label clinical trials to evaluate the safety, tolerability, and pharmacokinetics of imvotamab as a monotherapy single agent in subjects with relapsed and/or refractory NHL. For strategic reasons, we have decided to conclude these studies and not proceed with further clinical development of imvotamab as a monotherapy for NHL. However, we believe the safety and efficacy profile that imvotamab has shown in these Phase 1 and Phase 2 studies may make it an attractive combination partner for use with other active agents in treating NHL, and we plan to evaluate potential combination agents and partnerships.

IGM-7354: IL‐15 x PD‐L1 IgM Antibody

Overview: IGM-7354, another of our clinical-stage product candidates, consists of an interleukin-15 (IL-15) cytokine molecule and an IL-15 receptor displayed on the J chain of an IgM antibody with the goal of displaying the IL-15 molecules on the surface of PD-L1 expressing cells. This product candidate is intended for the treatment of patients with solid and hematologic malignancies. In nature, IL-15 stimulates T cells and NK cells to proliferate and maintain their long-term survival. Our IgM platform allows us to attach IL-15 and an IL-15 receptor to the J chain of an IgM antibody which is designed to bind to a target on the surface of a cell. We believe that this targeted delivery system for IL-15 may lead to the proliferation of T cells and NK cells which may assist in the immune based treatment of cancer.

Phase 1 Study of IGM-7354 in Patients with Solid Tumor Cancers: We are conducting a Phase 1 multicenter, open-label clinical trial to evaluate the safety, tolerability, and pharmacokinetics of IGM-7354 as a monotherapy in patients with relapsed and/or refractory solid tumor cancers. The Phase 1 study consists of a dose escalation stage and dose expansion stage, in which IGM-7354 will be intravenously administered. The key objectives of the trial are to provide an initial assessment of pharmacokinetics, safety, and immune cell proliferation.

IGM-2644: CD38 x CD3 Bispecific IgM Antibody

Overview: IGM-2644 is a bispecific T cell engaging IgM antibody that targets CD38 and CD3 proteins simultaneously. CD38 is a protein that is frequently and highly expressed on the surface of multiple myeloma cells (a plasma cell cancer), while CD3 is a protein that is expressed on the surface of T cells and is an essential activating molecule required to induce T cell mediated-cytotoxicity.

We believe that IGM-2644 with its 10 binding units for CD38 may bind to CD38 expressing cancer cells stronger (higher avidity) compared to an IgG bispecific antibody with only one binding unit for CD38. This may enhance efficacy in patients that develop resistance to anti-CD38 IgG antibodies due to downregulation of CD38. In addition to T cell mediated-cytotoxicity, IGM-2644 can also induce complement mediated cytotoxicity which may induce cancer cell death in the absence of T cells. IGM-2644 is also being considered in autoimmune diseases, given that CD38 is expressed on plasma cells which are the source of autoreactive antibodies in several autoimmune diseases. We expect to initiate the first clinical trial of IGM-2644 in multiple myeloma in 2023.

Additional Pipeline Candidate

Our pipeline also includes:

▪
IGM-2537, a bispecific T cell engaging IgM antibody targeting CD123 and CD3 proteins simultaneously and is being developed for the treatment of patients with CD123-expressing malignancies such as AML, MDS and ALL. CD123 is the interleukin-3 (IL-3) receptor alpha chain and is frequently over-expressed on the surface of leukemic blasts as well as leukemic stem cells. CD3 is a protein that is expressed on the surface of T cells and is an essential T cell activating molecule required to induce T cell-mediated cytotoxicity. We believe that IGM-2537 with its 10 binding units for CD123 may provide stronger binding to CD123 expressing cancer cells with more avidity compared to an IgG bispecific antibody with only one binding unit for CD123. In preclinical studies, IGM-2537 demonstrated potent T cell-mediated cytotoxicity against leukemia cells but less cytokine release compared to a bispecific IgG. These properties may provide a therapy with a better safety and efficacy profile for the treatment of patients with these hematologic malignancies. We expect to initiate the first clinical trial of IGM-2537 in 2024.

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

Sanofi Collaboration and License Agreement

In March 2022, we entered into a global collaboration and license agreement with Genzyme Corporation (Sanofi Agreement), a wholly owned subsidiary of Sanofi (Sanofi), pursuant to which we will collaborate with Sanofi to generate, develop, manufacture and commercialize IgM antibodies directed to six primary targets, three of which are intended as oncology targets and three of which are intended as immunology targets (Collaboration Targets). The Sanofi Agreement became effective in May 2022 upon satisfaction of the closing conditions.

Upfront Payment

Under the terms of the Sanofi Agreement, we received a $150.0 million upfront payment from Sanofi in May 2022.

Milestone Payments

We have the right to receive up to $940.0 million in aggregate development and regulatory milestones for each oncology Collaboration Target and up to $1,065.0 million in aggregate development, regulatory and commercialization milestones for each immunology Collaboration Target.

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

For certain cases during a limited period of time, Sanofi will have a one-time right to substitute each of the initial Collaboration Targets, and following any such substitution, the Sanofi Agreement will be automatically terminated with respect to such replaced initial Collaboration Target.

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

In certain limited circumstances, including events based on our material uncured breach of the Sanofi Agreement and certain change of control scenarios, Sanofi will have the right to step-in to assume the conduct of our applicable collaboration activities for the applicable Collaboration Target(s) and/or licensed product(s). In the event that Sanofi exercises its step-in right, we will be deemed to have opted-out of the applicable Collaboration Targets.

Exclusivity

We will grant to Sanofi, on a Collaboration Target-by-Collaboration Target basis, an exclusive license under certain intellectual property rights controlled by us to, among other things, conduct certain confirmatory and other research activities regarding potential candidates directed to such target in accordance with an agreed upon research plan and to develop and commercialize such licensed products worldwide for all uses. For a specified period of time, on a Collaboration Target-by-Collaboration Target basis, neither we nor Sanofi will be permitted to develop, commercialize, or manufacture for clinical or commercial uses outside of the Sanofi Agreement, certain IgM antibodies that are directed to such Collaboration Target and labeled, or under development to be labeled for, oncology (in the case that such Collaboration Target is an oncology Collaboration Target) or immunology (in the case that such Collaboration Target is an immunology Collaboration Target), in each case, subject to certain exceptions. Further, during the term of the Sanofi Agreement, on a Collaboration Target-by-Collaboration Target basis, we will not be permitted to research, develop, commercialize, or manufacture outside of the Sanofi Agreement, target-binding molecules that are the same as, or a close homolog of, the target-binding sequences of licensed compounds directed to such Collaboration Target.

Expiration and Termination

Unless sooner terminated by either party pursuant to its terms, the Sanofi Agreement will continue in effect on a licensed product-by-licensed product and country-by-country basis until the expiration of the applicable profit and loss share term or royalty term, as the case may be. Upon the expiration (but not termination) of the Sanofi Agreement, Sanofi’s licenses to our intellectual property for such licensed product in such country will continue on a royalty-free and non-exclusive basis.

Each party will have the right to terminate the Sanofi Agreement in its entirety, or on a licensed product-by-licensed product or country-by-country basis, as applicable, for an uncured material breach of the Sanofi Agreement by the other party. Each party will have the right to terminate the Sanofi Agreement in its entirety, or on a Collaboration Target-by-Collaboration Target basis or licensed product-by-licensed product basis, as applicable, if such party’s safety review committee recommends cessation of development or commercialization of applicable licensed products due to a material safety event. Sanofi will have the right to terminate the Sanofi Agreement in its entirety, on an oncology Collaboration Target-by-oncology Collaboration Target basis, an immunology Collaboration Target construct-by-immunology Collaboration Target construct basis or country-by-country basis, as applicable, with or without cause, upon specified prior notice. Each party will have the right to terminate the Sanofi Agreement in its entirety for the other party’s bankruptcy or other similar financial distress as well as a right to terminate in certain other circumstances.

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

Manufacturing and Supply

In 2021, we completed construction and began to operate a good manufacturing practice (cGMP) manufacturing facility for the manufacture of clinical trial drug materials; however, we expect to continue to rely on third parties for the manufacture of some of our current and future product candidates. We also rely, and expect to continue to rely, on third parties to package, label, store and distribute our investigational product candidates.

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

Subject to the clinical trial success of our product candidates, we may design and build a commercial manufacturing facility for the future commercial manufacturing of some or all of our commercial products.

Bulk drug substance (BDS) for our clinical-stage product candidates is provided from both internal and third-party contract manufacturers. While any reduction or halt in supply of BDS could limit our ability to develop our product candidates until replacement contract manufacturers are found and qualified, we believe that we have sufficient BDS to support our current clinical trial programs. Filling and finishing of the BDS for our clinical-stage product candidates has been completed at other third-party contract manufacturers.

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

With respect to IGM-8444, we are aware of other companies with competing clinical stage therapeutics that target DR5 that include, but are not limited to, AbbVie, Beijing Sunbio Biotech, Boehringer Ingelheim, Clover Biopharmaceuticals, Daiichi Sankyo, and InhibRx.

With respect to imvotamab, we are aware of other companies with competing clinical stage therapeutics that target CD20 that include, but are not limited to, Genmab/AbbVie, Regeneron, Roche/Genentech, and Xencor/Janssen.

With respect to IGM-7354, we are aware of other companies with competing clinical stage therapeutics that utilize targeted and untargeted IL-15 that include, but are not limited to, ImmunityBio, Kadmon/Sanofi, Nektar, Roche/Genentech, SOTIO Biotech and Pfizer.

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

To date, we have spent considerable effort securing intellectual property rights, including rights related to our platform and manufacturing technology and product candidates. Material aspects of our material patent portfolios covering our platform technology, product candidates, and related discovery programs, are summarized below.

Platform and Manufacturing Technologies

As of December 31, 2022, our patent portfolio related to our platform and manufacturing technologies includes 14 patent families (13 wholly owned, one exclusively licensed) and includes issued U.S. and international patents directed to our modified J chain technology. The platform and manufacturing portfolio includes 37 granted patents, three allowed applications, and 98 pending applications in active prosecution in 16 countries or regions. These patent families are projected to expire between 2034 and 2043, absent any patent term adjustments or extensions. Summaries of relevant published patent families are provided below.

The “Modified J Chain” family includes disclosure and claims related to IgM, IgA, and hybrid multimeric antibodies that include a J chain, where the J chain has been modified to include a binding moiety, e.g., an antibody or antibody fragment, or any other protein or non-protein moiety that can bind to a cognate binding partner (including antibody drug conjugates). The application family also includes disclosure and claims related to methods of making and using multimeric antibody molecules comprising a modified J chain, e.g., bispecific IgM antibodies. This patent family has a projected expiration date of April 2, 2035, absent any patent term adjustments or extensions. The Modified J Chain patent family includes granted patents in the United States (three patents), Australia (two patents), China, Europe (two patents, both validated in Austria, Belgium, Switzerland, Germany, Denmark, Spain, Finland, France, Hong Kong, Hungary, Ireland, Italy, Luxembourg, the Netherlands, Norway, Poland, Portugal, Sweden, Slovenia, and the United Kingdom, one additionally validated in Czech Republic and Turkey), Israel (two patents), India, Japan (two patents), Mexico (two patents), Russia, Singapore, South Africa, and South Korea, and is allowed in the United States and New Zealand. As of December 31, 2022, the patent family also includes pending patent applications in the United States, Australia, Brazil, Canada, China, Europe, Israel, Russia, Singapore, South Africa, and South Korea. The granted U.S., European, and Chinese claims are directed to IgM antibodies (in the first patents in the United States and Europe); IgM, IgA and hybrid antibodies (in India, Russia, Singapore, and South Korea; in the first patent in Australia; in the second patents in United States and Europe; and in the first and second patents in Israel, Japan, and Mexico); and polymeric antibodies (in South Africa, in the third United States patent, and in the second patent in Australia) comprising a modified J chain with a binding moiety fused or chemically conjugated to selected regions of the J chain. Related claims are being prosecuted in the pending applications.

Two later-filed patent families are related to our “Modified J Chain” family. These two patent families both have a projected expiration date of September 30, 2036, absent any patent term adjustments or extensions. Patent applications in the first of these two families includes disclosure and claims related to multimeric antibodies (e.g., IgM, IgA, or hybrid multimeric antibodies) that include a modified J chain, where the modified J chain includes a binding moiety that modulates a T cell inhibitory pathway, e.g., CTLA4, PD-1, TIM3, LAG3, BTLA, VISTA or TIGIT. This family includes a granted patent in Europe (validated in Belgium, Denmark, Finland, France, Germany, Ireland, Italy, Luxembourg, the Netherlands, Norway, Spain, Sweden, Switzerland, and the United Kingdom) and Japan. One patent application in this family is pending in the United States. Patent applications in the second of these two families includes disclosure and claims related to multimeric antibodies (e.g., IgM, IgA, or hybrid multimeric antibodies) that include a modified J chain, where the modified J chain includes a moiety that affects adsorption, distribution, metabolism, and/or excretion (ADME) of the multimeric antibody. Exemplary moiety types include, but are not limited to, proteins that increase antibody serum half-life, proteins that affect receptor-mediated transcytosis, and proteins that increase retention of the multimeric antibody in an extravascular space. This patent family also supports product claims covering imvotamab. Patents with claims covering imvotamab are granted in the United States, Japan and Australia and a patent application with claims covering multimeric antibodies comprising a modified J chain comprising albumin is allowed in the United States. Patent applications in this family are pending in the United States, Australia, Canada, China, Europe (two applications), and Japan.

Our platform and manufacturing technology portfolio also includes a patent family with disclosure and claims related to J chain and IgM Fc mutations that inhibit binding of IgM to certain multimeric Ig receptors including the Fcαµ receptor, the Fcµ receptor, and the polymeric Ig receptor. The claims are related to IgM and IgM-derived antibodies that include these mutations, and have substantially increased serum half-lives relative to wild type IgM antibodies. The patent applications in this family have a projected expiration date of March 1, 2039, absent any patent term adjustments or extensions. This family includes a granted patent in the United States. The family includes pending applications in the United States, Australia, Brazil, Canada, China, Europe, Israel, India, Japan, South Korea, Mexico, New Zealand, and Singapore.

Our platform and manufacturing technology portfolio also includes a patent family that includes disclosure and claims related to IgM antibody Fc modifications that affect the ability of the IgM antibody to trigger complement-dependent cytotoxicity (CDC). Patent applications in this family disclose and claim single and combined human IgM Fc amino acid substitutions that reduce and/or completely inhibit IgM’s typical CDC activity. Applications in this patent family have a projected expiration date of April 6, 2038, absent any patent term adjustments or extensions. This family includes a granted patent in the United States. Patent applications in this family are pending in the United States, Australia, Canada, China, Europe, Israel, India, Japan, South Korea, Mexico, New Zealand, and Singapore.

Our platform and manufacturing technology portfolio includes a patent family that includes disclosure and claims related to multimeric molecules with non-antibody moieties on an IgM- or an IgA-based scaffold. For example, applications in this patent family cover IgM or IgA based fusion proteins that include, e.g., ligands, soluble portions of receptors, or cytokines. An exemplary molecule includes an IgM-based scaffold where the IgM heavy chain constant regions are fused to a soluble portion of PD-L1. Applications in this patent family have a projected expiration date of October 23, 2039, absent any patent term adjustments or extensions. Patent applications in this family are pending in the United States, Australia, Canada, China, Europe, Israel, India, Japan, South Korea, Mexico, New Zealand, and Singapore.

Our platform and manufacturing technology portfolio also includes a patent family that discloses and claims highly sialylated multimeric binding molecules and methods of making the same. Applications in this family have a projected expiration date of January 5, 2041, absent any patent term adjustments or extensions. Patent applications in this family are pending in the United States, Australia, Brazil, Canada, China, Europe, Israel, India, Japan, South Korea, Mexico, Malaysia, New Zealand, Singapore and South Africa.

Our platform and manufacturing technology portfolio also includes a patent family that discloses and claims multimeric IgM antibodies comprising modifications that reduce asparagine-linked glycosylation. Applications in this family have a projected expiration date of August 21, 2040, absent any patent term adjustments or extensions. Patent applications in this family are pending in the United States, Australia, Brazil, Canada, China, Europe, Israel, India, Japan, South Korea, Mexico, New Zealand, and Singapore.

Our platform and manufacturing technology portfolio also includes a patent family that discloses and claims multimeric antibodies with enhanced selectivity for cells with high target density. Applications in this family have a projected expiration date of September 18, 2040, absent any patent term adjustments or extensions. Patent applications in this family are pending in the United States, Australia, Canada, China, Europe, Israel, Japan, New Zealand, and Singapore.

Product Candidates and Discovery Pipeline

Our product candidates and discovery pipeline patent portfolio includes 24 patent families (21 families are wholly owned and three families are exclusively licensed; one family in common with the platform portfolio) including claims directed to our product candidates. These include six patent families with claims directed to imvotamab (three published); and four patent families with claims directed to our DR5 IgM antibody product candidates, including IGM-8444 (three published). Our wholly owned product and discovery pipeline portfolio also includes granted patents in the United States, Europe, and Israel with claims directed to IgM antibody superagonists specific for TNFrSF targets. As of December 31, 2022, our product and discovery pipeline portfolio includes 82 granted patents (27 wholly owned and 55 exclusively licensed), 106 applications in active prosecution (103 wholly owned and 3 exclusively licensed) in 17 countries or regions, four allowed applications (wholly owned), four pending PCT applications (three published; all wholly owned) and 14 unpublished pending U.S. provisional applications covering nine families (13 wholly owned and one exclusively licensed). These patent families are projected to expire between 2036 and 2043, absent any patent term adjustments or extensions. We wholly own the rights to these patent families. Summaries of published patent families relevant to our product candidates and our discovery pipeline are provided below.

Three wholly owned published patent families with claims directed to imvotamab have projected expiration dates of March 4, 2036, September 30, 2036, and November 17, 2041, respectively, absent any patent term adjustments or extensions. The first patent family includes claims directed to multimeric antibodies, e.g., IgM and IgA antibodies, that include the imvotamab CD20 antigen binding domains and methods of treating cancer patients with such antibodies. This patent family further discloses antibodies that include a modified J chain, where the modified J chain includes an antigen-binding domain specific for CD3-epsilon. This patent family includes claims that encompass the imvotamab composition, as well as methods of making and using the same. Patents with claims that cover imvotamab are granted in the United States, Australia, Brazil, China, Europe (validated in Austria, Belgium, Czech Republic, Denmark, Finland, France, Germany, Greece, Hong Kong, Hungary, Iceland, Ireland, Italy, Luxembourg, the Netherlands, Norway, Poland, Portugal, Slovenia, Spain, Sweden, Switzerland, Turkey, and the United Kingdom), Japan, South Korea, and Singapore, and a patent application is allowed in Israel. Patent applications in this family are pending in the United States, Australia, Canada, China, Europe, India, Israel, Japan, South Korea, New Zealand, and Singapore. The second family (the “ADME” family referred to above under platform applications), includes claims directed to multimeric, e.g., IgM and IgA antibodies, that include the imvotamab CD20 antigen binding domains and a modified J chain, where the modified J chain is fused to an antigen-binding domain specific for CD3-epsilon and also to human serum albumin (HSA). The application family also includes claims to methods of making and using the claimed antibodies. Patents with claims covering imvotamab are granted in the United States, Japan and Australia and a patent application with claims covering multimeric antibodies comprising a modified J chain comprising albumin is allowed in the United States. Patent applications in this family are pending in the United States, Australia, Canada, China, Europe, and Japan. The third family has an international patent application, filed under that PCT that discloses and claims various methods of treatment with imvotamab, including specific dosing regimens. Patents granting from national stage applications filed from this PCT application will have a projected expiration date of November 17, 2041, absent any patent term adjustments or extensions The PCT application is in the international stage and will enter national stage prosecution on or before 17 May 2023 or 17 June 2023, depending on the jurisdiction.

Our patent portfolio also includes four patent families owned by us directed to our TNFrSF superagonist technology and product candidates. The first patent family includes disclosure and claims directed to multimeric superagonist antibodies that bind to any TNFrSF target. This family also includes disclosure and claims directed multimeric superagonist antibodies that bind to DR5 that relate to our DR5 IgM antibody product candidates. The application family, which we wholly own, has a projected expiration date of January 20, 2036, absent any patent term adjustments or extensions, and includes two granted U.S. patents, as well as granted patents in Europe (validated in Austria, Belgium, Czech Republic, Denmark, Finland, France, Germany, Hong Kong, Hungary, Iceland, Ireland, Italy, Luxembourg, the Netherlands, Norway, Poland, Portugal, Slovenia, Spain, Sweden, Switzerland, Turkey, and the United Kingdom), Australia (two patents), Israel, Japan, South Korea, New Zealand, and Singapore. The claims in the first granted US patent as well as the Australian patent are generically directed to IgM-based TNFrSF superagonists and their use in treating cancer patients. The European and Israeli patents contain similar claims, as well as claims that relate to our DR5 IgM product candidates, including IGM-8444. The claims in the second granted U.S. Patent and the granted patents in Japan, South Korea, New Zealand, and Singapore are directed to DR5 IgM product candidates, including IGM-8444. The patent family is also pending in Canada, China, Europe, India, Israel, Japan, New Zealand, and Singapore, with claims relating broadly to TNFrSF superagonists and also to DR5 superagonists. Claims directed to polynucleotides encoding our DR5 IgM product candidates are allowed in the United States.

Our patent portfolio includes a wholly owned patent family directed to a specific TNFrSF target, CD40. The CD40 family has a projected expiration date of July 19, 2037, absent any patent term adjustments or extensions, and includes claims directed to a variety of different multimeric CD40 superagonist antibodies and their use for treating cancer patients. Patent applications in this family are pending in the United States, Canada, and Europe and a patent application is allowed in Australia.

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

Our patent portfolio also includes a wholly owned patent family directed to combination cancer therapies that include a DR5 superagonist antibody, e.g., our DR5 IgM antibody product candidates, including IGM-8444, in combination with a cancer therapy, e.g., birinapant, oxaliplatin, carboplatin, paclitaxel, or radiation. Patent applications in this family have a projected expiration date of May 12, 2041, absent any patent term adjustments or extensions. Patent applications in this family are pending in the United States, Australia, Brazil, Canada, China, Europe, Israel, India, Japan, South Korea, Mexico, Malaysia, New Zealand, Singapore, and South Africa.

Our patent portfolio also includes three patent families exclusively licensed from Medivir AB that are related to small molecule SMAC mimetics, e.g., birinapant. The projected expiration dates of the first, second, and third families are July 15, 2025, February 27, 2026, and June 25, 2030, respectively, absent any patent term adjustments or extensions. The first patent family includes three granted U.S. patents, as well as granted patents in Europe (validated in France, Germany, Italy, Spain, and the United Kingdom), Australia, Canada, Japan, and Mexico. The second patent family includes six granted U.S. patents, as well as granted patents in Europe (validated in Austria, Belgium, Switzerland, Germany, Denmark, Spain, Finland, France, Hong Kong, Hungary, Ireland, Italy, the Netherlands, Sweden, and the United Kingdom), Australia, Canada, China, Eurasia (validated in Russia), Israel, India, Japan, South Korea, Mexico, Singapore, and South Africa. The third patent family includes claims directed to the chemical species of birinapant and includes seven granted U.S. patents, as well as granted patents in Europe (validated in Austria, Belgium, Switzerland, Germany, Denmark, Spain, Finland, France, Hong Kong, Hungary, Ireland, Italy, the Netherlands, Sweden, and the United Kingdom), Australia, Brazil, Canada, Chile, China, Colombia, Eurasia (validated in Russia), Israel, India, Japan, South Korea, Mexico, Malaysia, New Zealand, Peru, the Philippines, Taiwan, Ukraine, and South Africa. Patent applications in the third family are pending in the United States, Thailand, and Venezuela.

Our patent portfolio also includes four patent families (two published) related to IGM-7354, our IL-15 x PD-L1 bispecific IgM antibody. The first patent family is directed to the identification and characterization of novel PD-L1 antibodies. This application family, titled “Anti-PD-L1 Antibodies,” has a projected expiration date of May 9, 2037, absent any patent term adjustments or extensions and includes granted patents in the United States, Europe (validated in Austria, Belgium, Switzerland, Germany, Denmark, Spain, Finland, France, Hong Kong, Hungary, Ireland, Italy, Luxemburg, the Netherlands, Norway, Poland, Portugal, Sweden, and the United Kingdom), China, Japan, South Korea, and Singapore. Patent applications in this family are pending in the United States, Australia, Canada, India, Israel, and New Zealand. The second patent family is wholly owned and is directed to the multimeric binding molecules comprising a J chain comprising an immunostimulatory agent, e.g., IL-15, and the claims cover our product candidate IGM-7354. Patent applications in this family have a projected expiration date of August 14, 2040, absent any patent term adjustments or extensions. Patent applications in this family are pending in the United States, Australia, Brazil, Canada, China, Europe, Israel, India, Japan, South Korea, Mexico, New Zealand, and Singapore.

Our patent portfolio also includes two families related to IGM-2537, our CD123 x CD3 bispecific IgM antibody. The first patent family is directed to multimeric CD123 x CD3 bispecific antibody. This application family, titled “Multimeric Bispecific Anti-CD123 Binding Molecules and Uses Thereof,” has a projected expiration date of August 14, 2040, absent any patent term adjustments or extensions. Patent applications in this family are pending in the United States, Australia, Brazil, Canada, China, Europe, Israel, India, Japan, South Korea, Mexico, New Zealand, and Singapore. The second patent family includes a wholly owned international patent application, filed under the PCT that is directed to novel humanized CD123 antibodies. Patents granting from national stage applications filed from this PCT application will have a projected expiration date of February 17, 2042, absent any patent term adjustments or extensions.

Our patent portfolio also includes an unpublished patent family related to IGM-2644, or CD38 x CD3 bispecific IgM antibody. Applications in this family have a projected expiration date of February 3, 2042, absent any patent term adjustments of extensions.

Our patent portfolio also includes two patent families (one published) related to "viral trapping" of coronaviruses (including SARS-CoV2, the virus that causes Covid 19) that utilize the human ACE2 receptor for entry into cells. The first patent family, titled "Multimeric Coronavirus Binding Molecules and uses thereof," has a projected expiration date of July 27, 2041, absent any patent term adjustments or extensions. Patent applications in this family are pending in the United States, Europe, Canada, and Australia. The second unpublished application has a projected expiration date of August 8, 2043, absent any patent term adjustments or extensions.

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

Additionally, products studied for their safety and effectiveness in treating patients with serious or life-threatening diseases or conditions may receive accelerated approval upon a determination that the product has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. As a condition of accelerated approval, the FDA will generally require the sponsor to perform adequate and well-controlled post-marketing clinical studies to verify and describe the anticipated effect on irreversible morbidity or mortality or other clinical benefit. In addition, the FDA currently requires as a condition for accelerated approval pre-approval of promotional materials, which could adversely impact the timing of the commercial launch of the product. In December 2022, the Consolidated Appropriations Act, 2023, including the Food and Drug Omnibus Reform Act (FDORA), was signed into law. FDORA made several changes to the FDA's authorities and its regulatory framework, including, among other changes, reforms to the accelerated approval pathway, such as requiring the FDA to specify conditions for post-approval study requirements and setting forth procedures for the FDA to withdraw a product on an expedited basis for non-compliance with post-approval requirements.

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

In Catalyst Pharms., Inc. v. Becerra, 14 F.4th 1299 (11th Cir. 2021), the court disagreed with the FDA’s longstanding position that the orphan drug exclusivity only applies to the approved use or indication within an eligible disease. In particular, the circuit court held that the orphan-drug exclusivity for Catalyst’s drug blocked FDA’s approval of another drug for all uses or indications within the same orphan-designated disease, or Lambert-Eaton myasthenic syndrome (LEMS), even though Catalyst’s drug was approved at that time only for use in the treatment of LEMS in adults. Accordingly, the court ordered the FDA to set aside the approval of a drug indicated for LEMS in children. This decision created uncertainty in the application of the orphan drug exclusivity. On January 24, 2023, the FDA published a notice in the Federal Register to clarify that while the agency complies with the court’s order in Catalyst, FDA intends to continue to apply its longstanding interpretation of the regulations to matters outside of the scope of the Catalyst order – that is, the agency will continue tying the scope of orphan-drug exclusivity to the uses or indications for which a drug is approved, which permits other sponsors to obtain approval of a drug for new uses or indications within the same orphan designated disease or condition that have not yet been approved. It is unclear how future litigation, legislation, agency decisions, and administrative actions will impact the scope of the orphan drug exclusivity.

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

Moreover, there has recently been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. At the federal level, for example, under the American Rescue Plan Act of 2021, effective January 1, 2024, the statutory cap on Medicaid Drug Rebate Program rebates that manufacturers pay to state Medicaid programs will be eliminated. Elimination of this cap may require pharmaceutical manufacturers to pay more in rebates than it receives on the sale of products, which could have a material impact on our business. In August 2022, Congress passed the Inflation Reduction Act of 2022, which includes prescription drug provisions that have significant implications for the pharmaceutical industry and Medicare beneficiaries, including allowing the federal government to negotiate a maximum fair price for certain high-priced single source Medicare drugs, imposing penalties and excise tax for manufacturers that fail to comply with the drug price negotiation requirements, requiring inflation rebates for all Medicare Part B and Part D drugs, with limited exceptions, if their drug prices increase faster than inflation, and redesigning Medicare Part D to reduce out-of-pocket prescription drug costs for beneficiaries, among other changes. The impact of these legislative, executive, and administrative actions and any future healthcare measures and agency rules implemented by the Biden administration on us and the pharmaceutical industry as a whole is unclear. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our product candidates if approved. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. For example, a number of states are considering or have recently enacted state drug price transparency and reporting laws that could substantially increase our compliance burdens and expose us to greater liability under such state laws once we begin commercialization after obtaining regulatory approval for any of our products.

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

Employees and Human Capital

As of December 31, 2022, we had 258 full-time employees, 201 of whom were engaged in research and development activities. None of our employees are represented by labor unions or covered by collective bargaining agreements. We have not experienced any work stoppages and consider our relationship with our employees to be good.

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
▪
We face risks related to health epidemics and other outbreaks, such as COVID-19, which could significantly disrupt our business operations or otherwise result in material adverse impact to us.
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

We are early in our development efforts and have not yet completed the development of any of our product candidates. As a result, we are not currently permitted to market or sell any of our product candidates in any country, and we may never be able to do so in the future. We have a limited number of product candidates and discovery programs, all of which are in preclinical development or early stage clinical development and we have not received marketing approval for any of our product candidates. Our product candidates will require clinical development, evaluation of preclinical, clinical and manufacturing activities, marketing approval from government regulators, substantial investment and significant marketing efforts before we generate any revenues from product sales, if ever. We have limited experience in conducting and managing the clinical trials necessary to obtain regulatory approvals. Our ability to generate product revenue and achieve and sustain profitability depends on, among other things, obtaining regulatory approvals for our product candidates. Obtaining regulatory approval of our product candidates will depend on many factors, including, but not limited to, the following:

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

If any of our product candidates prove to be ineffective, unsafe or commercially unviable, our entire pipeline could have little, if any, value, and it may prove to be difficult or impossible to finance the further development of such pipeline. Any of these events would have a material and adverse effect on our business, financial condition, results of operations and prospects.

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

We have obtained, and where appropriate in the future may seek, approval from the FDA or comparable foreign regulatory authorities through the use of expedited approval pathways, such as Fast Track designation and Breakthrough Therapy designation, orphan drug designation, or accelerated approval. Even if we receive accelerated approval from the FDA or comparable regulatory authorities, if our confirmatory clinical trials do not verify clinical benefit, or if we do not comply with rigorous post-marketing requirements, the FDA or such other regulatory authorities may seek to withdraw accelerated approval.

Where possible, we plan to pursue accelerated development strategies in areas of high unmet need. We may seek an accelerated approval pathway for one or more of our product candidates from the FDA or comparable foreign regulatory authorities. Under the accelerated approval provisions in the Federal Food, Drug, and Cosmetic Act, and the FDA’s implementing regulations, the FDA may grant accelerated approval to a product candidate designed to treat a serious or life-threatening condition that provides meaningful therapeutic benefit over available therapies upon a determination that the product candidate has an effect on a surrogate endpoint or intermediate clinical endpoint that is reasonably likely to predict clinical benefit. The FDA considers a clinical benefit to be a positive therapeutic effect that is clinically meaningful in the context of a given disease, such as irreversible morbidity or mortality. For the purposes of accelerated approval, a surrogate endpoint is a marker, such as a laboratory measurement, radiographic image, physical sign, or other measure that is thought to predict clinical benefit, but is not itself a measure of clinical benefit. An intermediate clinical endpoint is a clinical endpoint that can be measured earlier than an effect on irreversible morbidity or mortality that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit. The accelerated approval pathway may be used in cases in which the advantage of a new drug over available therapy may not be a direct therapeutic advantage, but is a clinically important improvement from a patient and public health perspective. If granted, accelerated approval is usually contingent on the sponsor’s agreement to conduct, in a diligent manner, additional post-approval confirmatory clinical trials to verify and describe the drug’s clinical benefit. If such post-approval clinical trials fail to confirm the drug’s clinical benefit, the FDA may withdraw its approval of the drug. Further, in December 2022, the Consolidated Appropriations Act, 2023, including the Food and Drug Omnibus Reform Act (FDORA), was signed into law. FDORA made several changes to the FDA’s authorities and its regulatory framework, including, among other changes, reforms to the accelerated approval pathway, such as requiring the FDA to specify conditions for post-approval study requirements and setting forth procedures for the FDA to withdraw a product on an expedited basis for non-compliance with post-approval requirements.

Prior to seeking accelerated approval, we may seek feedback from the FDA or comparable foreign regulatory authorities and will otherwise evaluate our ability to seek and receive such accelerated approval. There can be no assurance that after our evaluation of the feedback and other factors we will decide to pursue or submit a BLA for accelerated approval or any other form of expedited development, review or approval. Similarly, there can be no assurance that after subsequent feedback from the FDA, EMA or comparable foreign regulatory authorities, we will continue to pursue or apply for accelerated approval or any other form of expedited development, review or approval, even if we initially decide to do so. Furthermore, if we decide to submit an application for accelerated approval or under another expedited regulatory designation (e.g., Fast Track designation, Breakthrough Therapy designation or orphan drug designation), there can be no assurance that such submission or application will be accepted or that any expedited development, review or approval will be granted on a timely basis, or at all. The FDA, EMA or other comparable foreign regulatory authorities could also require us to conduct further clinical trials prior to considering our application or granting approval of any type. A failure to obtain accelerated approval or any other form of expedited development, review or approval for our product candidate would result in a longer time period to commercialization of such product candidate, could increase the cost of development of such product candidate and could harm our competitive position in the marketplace.

Fast Track designation is designed to facilitate the development and expedite the review of therapies for serious conditions and fill an unmet medical need. Programs with Fast Track designation may benefit from early and frequent communications with the FDA, potential priority review and the ability to submit a rolling application for regulatory review. Fast Track designation applies to both the product candidate and the specific indication for which it is being studied. If any of our product candidates receive Fast Track designation but do not continue to meet the criteria for Fast Track designation, or if our clinical trials are delayed, suspended or terminated, or put on clinical hold due to unexpected adverse events or issues with clinical supply, we will not receive the benefits associated with the Fast Track program. Furthermore, Fast Track designation does not change the standards for approval. Fast Track designation alone does not guarantee qualification for the FDA’s priority review procedures.

If clinical trials for our product candidates are prolonged, delayed or stopped, we may be unable to seek or obtain regulatory approval and commercialize our product candidates on a timely basis, or at all, which would require us to incur additional costs and delay our receipt of any product revenue.

We may experience delays in our ongoing or future preclinical studies or clinical trials, and we do not know whether future preclinical studies or clinical trials will begin on time, need to be redesigned, enroll an adequate number of patients on time or be completed on schedule, if at all. For example, as a result of supply chain constraints and staffing issues at one of our CMOs, the filing date of our IND application for IGM-7354 was adjusted and we had to make certain other adjustments, and we may have to make further adjustments in the future, with respect to this or other programs. We also experienced questions from the FDA on issues related to starting dose and sequencing of healthy volunteers and patients, delivery device and non-drug substance formulation components that delayed our original plans to advance IGM-6268, a former clinical candidate, into the clinic. The commencement or completion of these clinical trials could be substantially delayed or prevented by many factors, including:

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

All of our product candidates and discovery programs are in preclinical development or early stage clinical development, and not all adverse effects of drugs can be predicted or anticipated. Unforeseen side effects from our product candidates could arise at any time during clinical development or, if approved by regulatory authorities, after the approved product has been marketed. We announced the dosing of the first patient in our Phase 1 clinical trial of imvotamab, IGM-8444, and IGM-7354 in October 2019, September 2020, and January 2023, respectively. We have only disclosed initial safety data in humans from our Phase 1 clinical trials of imvotamab and IGM-8444. Our preclinical and our discovery programs have not been tested on humans at all. While we are encouraged by the safety profile of imvotamab in our Phase 1 clinical trial for the treatment of relapsed/refractory NHL, and we have observed a relatively low rate of cytokine release syndrome (CRS) in the patients dosed to date, a few patients have experienced more serious CRS. While this observation is preliminary, particularly given the small number of patients, we are taking steps to address possible CRS in certain patients. It is possible that these steps or other steps that we take may not be successful, and we may see additional cases of serious CRS in future patients, which may delay our clinical testing of imvotamab or delay or prevent marketing approval in the future.

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

We face significant competition from pharmaceutical and biotechnology companies that target specific tumor-associated antigens using immune cells or other cytotoxic modalities. These generally include immune cell redirecting therapeutics (e.g., T cell engagers), adoptive cellular therapies (e.g., CAR-T), antibody drug conjugates, targeted radiopharmaceuticals, targeted immunotoxin and targeted cancer vaccines. We are aware of other companies with competing products or product candidates that target the same proteins, including CD20, DR5, CD38 and CD123, or that utilize similar mechanisms, including targeted and untargeted IL-15, as our product candidates in clinical or preclinical development.

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

We have spent significant resources to date on developing our current manufacturing processes and know-how to produce sufficient yields and optimize functionality in conjunction with our contract manufacturers. In 2021, we completed construction and began to operate a cGMP manufacturing facility for the manufacture of clinical trial drug materials. We may construct additional manufacturing facilities to produce commercial supply for any approved products. To do so, we will need to scale our manufacturing operations, as we do not currently have the infrastructure or capability internally to manufacture sufficient yields needed to advance all of our product candidates and discovery programs in preclinical studies and clinical trials. Accordingly, we will be required to make significant further investments to expand our manufacturing facilities in the future, and our efforts to scale our internal manufacturing capabilities may not succeed.

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

Due to the significant resources required for the development of our programs, we must focus our programs on specific product candidates and indications and decide which product candidates to pursue and advance and the amount of resources to allocate to each. Our decisions concerning the allocation of research, development, collaboration, management and financial resources toward particular product candidates or indications may not lead to the development of any viable commercial product and may divert resources away from better opportunities. For example, due to the changing COVID-19 clinical and regulatory environment we discontinued clinical development of IGM-6268 after completing the Phase 1 clinical trial. Similarly, our potential decisions to delay, terminate or collaborate with third parties in respect of certain programs may subsequently also cause us to miss valuable opportunities. If we make incorrect determinations regarding the viability or market potential of any of our programs or product candidates or misread trends in the oncology or biotechnology industry, our business, financial condition and results of operations could be materially adversely affected. As a result, we may fail to capitalize on viable commercial products or profitable market opportunities, be required to forego or delay pursuit of opportunities with other product candidates or other indications that may later prove to have greater commercial potential than those we choose to pursue, or relinquish valuable rights to such product candidates through collaboration, licensing or other royalty arrangements in cases in which it would have been advantageous for us to invest additional resources to retain sole development and commercialization rights.

We face risks related to health epidemics and other outbreaks, such as COVID-19, which could significantly disrupt our operations or otherwise result in material adverse impacts to us.

Our business could be adversely impacted by the effects of health epidemics and other outbreaks, including:

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
▪
interruption or delays of key clinical trial activities, such as clinical trial site monitoring and collecting sufficient clinical data, patient safety considerations or limitations on travel imposed or recommended by federal or state governments, employers and others;
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
▪
changes in regulations as part of a response to health epidemics or other outbreaks which may require us to change the ways in which our clinical trials are conducted and incur unexpected costs, or require us to discontinue the clinical trials altogether; and
▪
delays in necessary interactions with regulators, ethics committees and other important agencies and contractors.

We are actively monitoring, evaluating and responding to developments relating to COVID-19, including new strains of the disease that have emerged in certain locations, vaccination status both locally and globally, and changing restrictions on travel and other protocols as set forth by the Centers for Disease Control and Prevention and other government authorities. The extent to which COVID-19, including any variants that have emerged or may emerge in the future, or any other health epidemic impacts our results will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of a particular virus and its variants and the actions to contain it or treat its impact, among others. We cannot at this time quantify or forecast the business impact of COVID-19, and there can be no assurance that we will be able to avoid a material impact on our business, financial condition and operating results from the spread of COVID-19 or its consequences, including disruption to our business and downturns in business sentiment generally or in our industry. In addition, the COVID-19 pandemic increases the likelihood and potential severity of other risks described in the “Risk Factors” section. Recently, President Biden announced that the administration intends to end the COVID-19 national and public health emergencies on May 11, 2023. The full impact of the termination of the public health emergencies on FDA and other regulatory policies and operations are unclear.

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

Many of the other biotechnology companies that we compete against for qualified personnel have greater financial and other resources, different risk profiles and a longer history in the industry than we do. They also may provide more diverse opportunities and better prospects for career advancement. Some of these characteristics may be more appealing to high-quality candidates than what we have to offer. We also experience competition for the hiring of scientific and clinical personnel from universities and research institutions. In addition to competition for personnel, the San Francisco Bay Area in particular is characterized by a high cost of living. This high cost of living will increase the difficulty of attracting experienced personnel to our company, and we may be required to expend significant financial resources in our employee recruitment and retention efforts. Additionally, the U.S. has recently experienced historically high levels of inflation and an acute workforce shortage generally, which has created a hyper-competitive wage environment that may increase our operating costs.

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

We may be unsuccessful, in obtaining or may be unable to maintain the benefits associated with, orphan drug designation for current or future product candidates that we may develop. If our competitors are able to obtain orphan product exclusivity for their products in specific indications, we may not be able to have competing products approved in those indications by the applicable regulatory authority for a significant period of time.

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

The market opportunities for our product candidates may be limited to those patients who are ineligible for or have failed prior treatments and may be small. The FDA often approves new cancer therapies only for use after one or more other treatments have failed. When cancer is detected early enough, first-line therapy, such as chemotherapy, hormone therapy or surgery, is sometimes adequate to treat the patient. If first-line therapy proves unsuccessful, second-line therapies, such as additional chemotherapy, radiation, antibody drugs, tumor targeted small molecules, or a combination of these therapies, may be administered. Third- or fourth-line therapies may include bone marrow transplantation, antibody and small molecule targeted therapies, more invasive forms of surgery, and new technologies. We have in the past sought approval through clinical testing for certain product candidates for patients who have failed one or more approved treatments, and may do so again in the future. Even if we obtain regulatory approval and significant market share for such product candidates, because the potential target population may be small, we may never achieve profitability without obtaining regulatory approval for additional indications. In addition, there is no guarantee that any of our product candidates, even if approved, would be approved as a particular line of treatment. In addition, even if any of our product candidates were approved for a particular line of treatment, we would likely have to conduct additional clinical trials prior to gaining approval as an earlier line of treatment.

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

As of December 31, 2022, we had 258 full-time employees. As our development and commercialization plans and strategies develop, and as we transition into operating as a public company, we expect to expand our employee base for managerial, operational, financial and other resources. Additionally, as our product candidates and discovery programs enter and advance through preclinical studies and any clinical trials, we will need to expand our research, development, manufacturing, regulatory and sales and marketing capabilities or contract with other organizations to provide these capabilities for us. Future growth would impose significant added responsibilities on members of management, including the need to identify, recruit, maintain, motivate and integrate additional employees. Also, our management may need to divert a disproportionate amount of their attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, give rise to operational errors, loss of business opportunities, loss of employees and reduced productivity amongst remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of existing and additional product candidates and discovery programs. If our management is unable to effectively manage our expected growth, our expenses may increase more than expected, our ability to generate or grow revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize our product candidates and compete effectively with others in our industry will depend on our ability to effectively expand our organization and manage any future growth.

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

The secure processing, storage, maintenance and transmission of this critical information are vital to our operations and business strategy, and we devote significant resources to protecting such information. Although we take measures to protect sensitive information from unauthorized access or disclosure, our information technology and infrastructure and that of any third-party billing and collections provider we may utilize, may be vulnerable to cybersecurity attacks by hackers or viruses, ransomware or other malicious code, or breaches or incidents due to employee error, malfeasance or other disruptions.

We and the third parties upon which we rely may be subject to a variety of evolving threats, including but not limited to social-engineering attacks (including through phishing attacks), viruses, worms, and other malicious code, ransomware and other malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks (such as credential stuffing), personnel misconduct or error, ransomware attacks, software bugs, server malfunctions, software or hardware failures, loss, corruption and other unavailability of data or other information technology assets, adware, telecommunications failures, earthquakes, fires, floods, and other similar threats.

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

Any such breach or interruption could compromise our networks and systems and the information stored there could be accessed by unauthorized parties, publicly disclosed, lost or stolen. Any such access, disclosure or other loss, unavailability, or other unauthorized processing of information, or the perception that it has occurred, could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, such as the Health Insurance Portability and Accountability Act (HIPAA) as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 (HITECH), the EU General Data Protection Regulation (EU GDPR) and UK General Data Protection Regulation (UK GDPR), mandatory notification and reporting obligations, additional regulatory oversight, significant regulatory penalties and remediation expenses. There is no guarantee that we can protect our systems from breaches or incidents or the information in or processed by such systems from compromise. Unauthorized access, loss or dissemination of information or any mechanical failure of our or our third-party service providers’ information technology systems could also disrupt our operations, including our ability to conduct our analyses, provide test results, bill payors or providers, process claims and appeals, conduct research and development activities, collect, process and prepare company financial information, provide information about any future products, manage the administrative aspects of our business and damage our reputation, any of which could adversely affect our business. We and the third parties upon which we rely may face difficulties or delays in identifying and responding to any breach or incident. We may be required to expend significant amounts to address security risks, whether in connection with an actual or perceived breach or incident or otherwise.

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

In addition, California voters recently passed the California Privacy Rights Act (CPRA), which modifies the CCPA significantly as of January 1, 2023, potentially resulting in further uncertainty and requiring us to incur additional costs and expenses in an effort to comply. Although the CCPA includes exemptions for certain clinical trials data, the law may increase our compliance costs and potential liability with respect to other personal information we collect about California consumers. In addition, several states within the United States have enacted or proposed data privacy laws. For example, Virginia passed the Consumer Data Protection Act, Colorado passed the Colorado Privacy Act, Utah passed the Utah Consumer Privacy Act, and Connecticut enacted similar legislation. It is possible that these laws and regulations may be interpreted and applied in a manner that is inconsistent with our practices. If so, this could result in government-imposed fines or orders requiring that we change our practices, which could adversely affect our business. In addition, these laws and regulations relating to privacy, data protection and data security vary between states, may differ from country to country, and may vary based on whether testing is performed in the United States or in the local country.

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

Furthermore, the loss, corruption, or unavailability of clinical trial data from ongoing, completed or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Likewise, we rely on other third parties for the manufacture of our product candidates and to conduct clinical trials, and similar events relating to their computer systems could also have a material adverse effect on our business.

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

▪
The demand for our product candidates, if approved;
▪
Our ability to set a price that we believe is fair for our products;
▪
Our ability to obtain coverage and reimbursement approval for a product;
▪
Our ability to generate revenue and achieve or maintain profitability;
▪
The level of taxes that we are required to pay; and
▪
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
▪
a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research; and
▪
establishment of a Center for Medicare & Medicaid Innovation at CMS to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drug spending.

Since its enactment, there remain judicial and Congressional challenges to certain aspects of the ACA. For example, in June 2021 the U.S. Supreme Court held that Texas and other challengers had no legal standing to challenge the ACA, dismissing the case on procedural grounds without specifically ruling on the constitutionality of the ACA. Thus, the ACA will remain in effect in its current form. In addition, other legislative changes have been proposed and adopted since the ACA was enacted. These changes include aggregate reductions to Medicare payments to providers of up to 2% per fiscal year pursuant to the Budget Control Act of 2011, which began in 2013 and, due to subsequent legislative amendments will remain in effect through 2031, with the exception of a temporary suspension implemented under various COVID-19 relief legislation from May 1, 2020 through March 31, 2022. Under current legislation, the actual reduction in Medicare payments can vary from 1% in 2022 to up to 4% in the final fiscal year of this sequester. Moreover, there has recently been heightened governmental scrutiny over the manner in which drug manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products.

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

Disruptions at the FDA and other agencies, including delays or disruptions due to the COVID-19 pandemic, travel restrictions, staffing shortages, may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, in 2018 and 2019, the U.S. government shut down several times and certain regulatory agencies, such as the FDA and the SEC, had to furlough critical employees and stop critical activities. Separately, in response to the COVID-19 pandemic, since March 2020 when foreign and domestic inspections of facilities were largely placed on hold, the FDA worked to resume normal operations. In 2020 and 2021, a number of companies announced receipt of complete response letters due to the FDA’s inability to complete required inspections for their applications. While the FDA has largely caught up with domestic preapproval inspections, it continues to work through its backlog of foreign inspections. However, the FDA may not be able to continue its current inspection pace, and review timelines could be extended, including where a pre-approval inspection or an inspection of clinical sites is required and due to the ongoing COVID-19 pandemic and travel restrictions, the FDA is unable to complete such required inspections during the review period. Regulatory authorities outside the U.S. may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic and may experience delays in their regulatory activities. If a prolonged government shutdown or disruption occurs, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions and provide feedback on our clinical development plans, which could have a material adverse effect on our business and our anticipated timelines. Further, in our operations as a public company, future government shutdowns or other disruptions to normal operations could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

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
▪
the federal Open Payments program under the Physician Payments Sunshine Act, created under Section 6002 of the ACA and its implementing regulations, which requires certain manufacturers of covered drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) and applicable group purchasing organizations to report annually to CMS information related to “payments or other transfers of value” made to covered recipients, such as physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), certain non-physician healthcare professionals (such as physician assistants and nurse practitioners, among others), and teaching hospitals, and information regarding ownership and investment interests held by physicians (as defined above) and their immediate family members. The information reported annually is publicly available on a searchable website
▪
analogous state and foreign laws and regulations, including: state anti-kickback and false claims laws which may apply to our business practices, including, but not limited to, research, distribution, sales and marketing arrangements and claims involving healthcare items or services reimbursed by state governmental and non-governmental third-party payors, including private insurers; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the applicable compliance guidance promulgated by the federal government; state laws that require drug manufacturers to track gifts and other remuneration and items of value provided to healthcare professionals and entities; state and local laws that require the registration of pharmaceutical sales representatives; and state laws that require drug manufacturers to report information relating to pricing and marketing information; and
▪
state and foreign laws that govern the privacy and security of health information in specified circumstances, many of which differ from each other in significant ways and often are not pre-empted by HIPAA, thus complicating compliance efforts

Because of the breadth of these laws and the narrowness of the statutory exceptions and regulatory safe harbors available, it is possible that some of our current and future business activities could be subject to challenge under one or more of such laws. In addition, recent healthcare reform legislation has strengthened these laws. For example, the ACA, among other things, amends the intent requirement of the U.S. federal Anti-Kickback Statute and certain criminal healthcare fraud statutes. A person or entity no longer needs to have actual knowledge of these statutes or specific intent to violate them in order to have committed a violation. Moreover, the ACA provides that the government may assert that a claim including items or services resulting from a violation of the U.S. federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal False Claims Act.

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

All of our operations are located in Mountain View, California and Doylestown, Pennsylvania, with our corporate headquarters in Mountain View, California. Damage or extended periods of interruption to our facilities due to fire, natural disaster, power loss, communications failure, unauthorized entry or other events could cause us to cease or delay development of some or all of our product candidates. We do not carry sufficient insurance to compensate us for actual losses from interruption of our business that may occur, and any losses or damages incurred by us could harm our business.

Risks Related to Our Financial Position and Need for Additional Capital

We have incurred significant losses since inception and anticipate that we will continue to incur losses for the foreseeable future. We have no products approved for commercial sale, and to date we have not generated any revenue or profit from product sales. We may never achieve or sustain profitability.

We have incurred significant losses since our inception. Our net loss for the years ended December 31, 2022, 2021, and 2020 was $221.1 million, $165.2 million, and $81.4 million, respectively. As of December 31, 2022, our accumulated deficit was approximately $574.8 million. We expect to continue to incur losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of, and seek regulatory approvals for, our product candidates, prepare for and begin to commercialize any approved product candidates and add infrastructure and personnel to support our product development efforts and operations as a public company. Historically we have financed our operations primarily through the sale of equity and debt securities as well as funding received from our collaboration partners. We do not generate any revenue from product sales and our product candidates will require substantial additional investment before they may provide us with any revenue, if ever.

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

As of December 31, 2022, we had $427.2 million in cash, cash equivalents, and marketable securities. We believe that our existing cash, cash equivalents, and marketable securities will enable us to fund our operating expenses and capital expenditure requirements for at least one year past the issuance date of the consolidated financial statements included elsewhere in this Annual Report on Form 10-K. Our estimate as to how long we expect our cash, cash equivalents, and marketable securities to be able to continue to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned. In addition, because successful development of our product candidates is uncertain, we are unable to estimate the actual funds we will require to complete research and development and to commercialize our product candidates.

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
▪
the impact of macroeconomic conditions, including inflation, supply chain disruption and volatility in the capital markets, on our business, financial condition and results of operations;
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

If in the future we issue shares of common stock or securities convertible into common stock, our stockholders would experience dilution and, as a result, the market price of our common stock may decline. We cannot predict the effect that future sales of our common stock would have on the market price of our common stock. Additionally, our stockholders may be further diluted by the exercise of the pre-funded warrants issued in December 2020 (see Note 8 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information) and any issuance of our voting common stock issuable upon the conversion of shares of non-voting common stock currently outstanding.

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

At December 31, 2022, we had $427.2 million of cash, cash equivalents, and marketable securities. While we are not aware of any downgrades, material losses, or other significant deterioration in the fair value of our cash equivalents or marketable securities since December 31, 2022, no assurance can be given that further deterioration of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents or our ability to meet our financing objectives. Furthermore, our stock price may decline due in part to the volatility of the stock market and general economic downturn.

Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.

As of December 31, 2022, we had net operating loss (NOL) carryforwards available to reduce future taxable income, if any, for federal and state income tax purposes of approximately $261.1 million and $365.2 million, respectively. At December 31, 2022, we also had federal and California research and development tax credit carryforwards of $25.1 million and $14.0 million, respectively, available to offset future income tax, if any. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the Code), if a corporation undergoes an “ownership change,” the corporation’s ability to use its NOLs and other pre-change tax attributes such as research tax credits to offset its post-change taxable income or taxes may be limited. In general, an “ownership change” occurs if there is a cumulative change in our ownership by “5% shareholders” that exceeds 50 percentage points over a rolling three-year period. We completed a Section 382 study and believe we have experienced at least two changes in ownership. Consequently, we may be limited in our ability to use our NOL carryforwards and other tax assets in a future year if taxable income in that given year exceeds our cumulative 382 NOL utilization limits through that specific year. As a result, even if we attain profitability, it is possible 382 limitations on the ability to use our NOL carryforwards and other tax assets could adversely affect our future cash flows. In addition, our NOL carryforwards may be unavailable to offset future taxable income because of restrictions under U.S. tax law. The Tax Cuts and Jobs Act of 2017 (Tax Act), as modified by the CARES Act, imposes certain limitations on the deduction of NOLs, including a limitation on use of NOLs generated in tax years that began on or after January 1, 2018 to offset 80% of taxable income in tax years beginning on or after January 1, 2021.

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

Adverse events or perceptions affecting the financial services industry could adversely affect our operating results, financial condition and prospects.

Limited liquidity, defaults, non-performance or other adverse developments affecting financial institutions or parties with which we do business, or perceptions regarding these or similar risks, have in the past and may in the future lead to market-wide liquidity problems. Such developments, and their effects on the broader financial system, could result in a variety of material and adverse impacts on our business operations and financial conditions, including, but not limited to:

▪
delayed access to deposits or other financial assets or the uninsured loss of deposits or other financial assets;
▪
loss of access to revolving existing credit facilities or other working capital sources or the inability to refund, roll over or extend the maturity of, or enter into new credit facilities or other working capital resources;
▪
potential or actual breach of obligations, including U.S. federal and state wage laws and contracts that may require us to maintain letters or credit or other credit support arrangements; and
▪
termination of cash management arrangements or delays in accessing or actual loss of funds subject to cash management arrangements.

For example, on March 10, 2023, Silicon Valley Bank, or SVB, was closed and placed in receivership and subsequently, additional financial institutions have been placed into receivership. Prior to SVB’s closure, we had less than $5.0 million in uninsured deposit accounts with SVB. As a result of U.S. government intervention, we subsequently regained access to our accounts at SVB, including the uninsured portion of deposit accounts. However, there remains significant uncertainty surrounding the resolution of SVB and the impact of SVB’s closure on the broader financial system. Moreover, there is no guarantee that the U.S. government will intervene to provide access to uninsured funds in the future in the event of the failure of other financial institutions, or that they would do so in a timely fashion. In such an event, parties with which we have commercial agreements, including collaboration partners and suppliers, may be unable to satisfy their obligations to, or enter into new commercial arrangements with, us.

Concerns regarding the U.S. or international financial systems could impact the availability and cost of financing, thereby making it more difficult for us to acquire financing on acceptable terms or at all. In addition, instability in the financial services industry could spur a deterioration in the macroeconomic environment.

Any of these risks could materially impact our operating results, liquidity, financial condition and prospects.

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

We currently have limited in-house manufacturing experience and personnel. While we operate a cGMP manufacturing facility for the manufacture of clinical trial drug materials, we expect to continue to rely for some time on third parties to manufacture our product candidates and for the commercial manufacture of some or all of our product candidates, if approved. Bulk drug substance (BDS) for our clinical-stage product candidates is provided from both internal and third-party contract manufacturers. Any reduction or halt in supply of BDS could severely constrain our ability to develop our product candidates until a replacement contract manufacturer is found and qualified. As a result of supply chain constraints and staffing issues at one of our contract manufacturers, we have previously adjusted the anticipated filing date of our IND application for IGM-7354 and we have had to make certain other adjustments, and we may have to make further adjustments in the future, with respect to this or other programs. In addition, we currently rely on a third-party contract research organization for the conduct of our clinical assays and we have experienced, and may continue to experience, delays and interruptions, as well as quality and design errors, in this supply of information to us. If we are unable to arrange for and maintain such third-party manufacturing and analytical sources that are capable of meeting regulatory standards, or fail to do so on commercially reasonable terms, we may not be able to successfully produce sufficient supply of product candidate or clinical sample analysis data, or we may be delayed in doing so. If we are unable to arrange for and maintain such third-party manufacturing sources that are capable of meeting regulatory standards, or fail to do so on commercially reasonable terms, we may not be able to successfully produce sufficient supply of product candidate or we may be delayed in doing so. A loss of supply of our product candidates, for any reason, including as a result of manufacturing, supply or storage issues, damaged shipments, or otherwise, could result in us experiencing further delays, or disruptions, suspensions or terminations of, or being required to restart or repeat, any pending or ongoing clinical trials. Such failure or substantial delay or loss of supply could materially harm our business.

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

Additionally, by as early as June 1, 2023, existing European patents, and European patent applications, upon grant of a patent, will have the option of becoming a Unitary Patent, which will be subject to the jurisdiction of the Unitary Patent Court (UPC). During a sunrise period, set to begin March 1, 2023, European patent owners will have the ability to opt out of being subjected to the jurisdiction of the UPC. The option of a Unitary Patent will be a significant change in European patent practice. As the UPC is a new court system, there is no precedent for the court, increasing the uncertainty of any litigation in the UPC.

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

As of December 31, 2022, Topsøe Holding A/S, together with other holders of 5% or more of our outstanding capital stock and their respective affiliates, beneficially owned over 70% of our outstanding capital stock.

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

As a public company, we are required to disclose material changes made in our internal controls and procedures on a quarterly basis and our management is required to assess the effectiveness of these controls annually. Additionally, we are required to include a formal management assessment of the effectiveness of our internal control over financial reporting in our periodic reports, and once we cease to be an emerging growth company, unless another exemption is available, we will be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. However, for as long as we are an “emerging growth company” under the JOBS Act, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal controls over financial reporting pursuant to Section 404.

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

An independent assessment of the effectiveness of our internal controls could detect problems that our management’s assessment might not. In addition, our independent registered public accounting firm did not perform an evaluation of our internal control over financial reporting as of December 31, 2022, 2021 or 2020 in accordance with the provisions of the Sarbanes-Oxley Act. Had our independent registered public accounting firm performed such an evaluation, control deficiencies may have been identified by management or our independent registered public accounting firm, and those control deficiencies could have also represented one or more material weaknesses. Undetected material weaknesses in our internal controls could lead to consolidated financial statement restatements and require us to incur the expense of remediation.

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

We are an emerging growth company and a smaller reporting company, and any decision on our part to comply only with certain reduced reporting and disclosure requirements applicable to emerging growth companies could make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act. For as long as we continue to be an emerging growth company, we may choose to take advantage of exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We will remain an emerging growth company until the earliest to occur of: the last day of the fiscal year in which we have more than $1.07 billion in annual gross revenue, the date we qualify as a “large accelerated filer,” with the market value of our common stock held by non-affiliates exceeding $700 million as of June 30, the issuance by us of more than $1.0 billion of non-convertible debt over a three-year period, and the last day of the fiscal year ending after the fifth anniversary of our IPO, or December 31, 2024. Investors could find our common stock less attractive if we choose to rely on these exemptions. In addition, the JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards. We have elected to use this extended transition period until the earlier of the date that we (i) are no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, our consolidated financial statements may not be comparable to companies that comply with the new or revised accounting standards as of public company effective dates.

We are also currently a “smaller reporting company” as defined in the Exchange Act. Smaller reporting companies may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not smaller reporting companies, including, among others, not being required to comply with the auditor attestation requirements of Section 404 and reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. Additionally, as a smaller reporting company, we are only required to provide two years of audited financial statements in our SEC reports. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our common stock held by non-affiliates equals or exceeds $250 million as of the prior June 30, or (2) our annual revenues equal or exceed $100 million during such completed fiscal year and the market value of our common stock held by non-affiliates equals or exceeds $700 million as of the prior June 30.

If we take advantage of some or all of the reduced disclosure requirements available to emerging growth companies or smaller reporting companies, investors may find our common stock less attractive, which may result in a less active trading market for our common stock and greater stock price volatility.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We lease approximately 114,100 square feet of office, laboratory and manufacturing space in Mountain View, California and office and laboratory space in Doylestown, PA. These leases have expiration dates ranging from September 2023 through June 2032. We believe that our facilities are adequate to meet our needs for the immediate future, and that, should it be needed, suitable additional space will be available on commercially reasonable terms to accommodate any such expansion of our operations.

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

Holders of Record

As of March 27, 2023, there were 8 holders of record of our common stock and 12 holders of record of our non-voting common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees.

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

The following graph compares the cumulative total return to stockholder return on our common stock relative to the cumulative total returns of the Nasdaq Composite Index and the Nasdaq Biotechnology Index. An investment of $100 is assumed to have been made in our common stock and each index on September 18, 2019 (the first day of trading of our common stock with a closing price on that date of $24.30) and its relative performance is tracked through December 31, 2022. Pursuant to applicable SEC rules, all values assume reinvestment of the full amount of all dividends; however no dividends have been declared on our common stock to date. The stockholder returns shown on the graph below are based on historical results and are not indicative of future performance, and we do not make or endorse any predictions as to future stockholder returns.

Unregistered Sales of Equity Securities

None.

Use of Proceeds from Public Offering of Common Stock

On September 17, 2019, our registration statement on Form S-1 (File No. 333-2233365) was declared effective by the SEC for our initial public offering of common stock. As of December 31, 2022, all of the proceeds from such initial public offering have been applied as described in our final prospectus filed with the SEC pursuant to Rule 424(b) of the Securities Act and in our other reports previously filed with the SEC.

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

Overview

We are a clinical-stage biotechnology company pioneering the development of IgM antibodies for the treatment of cancer, autoimmune and inflammatory diseases, and infectious diseases. IgM antibodies have inherent properties that we believe may enable them to bind more strongly to targets on the surface of cells than comparable IgG antibodies. We have created a proprietary IgM antibody technology platform that we believe is particularly well suited for developing receptor cross-linking agonists, T cell engagers, targeted cytokines, and target neutralizers. Our product candidates currently in or about to enter clinical testing include:

▪
IGM-8444: An IgM antibody targeting Death Receptor 5 (DR5) proteins, currently being evaluated in multiple Phase 1 combination studies in subjects with relapsed and/or refractory solid and hematologic cancers and in a randomized combination trial for the treatment of colorectal cancer.
▪
Imvotamab: A bispecific T cell engaging IgM antibody targeting CD20 and CD3 proteins, planned for evaluation in autoimmune diseases, including systemic lupus erythematosus (SLE) and rheumatoid arthritis. We are also evaluating potential combination studies of imvotamab for the treatment of relapsed/refractory B cell non-Hodgkin’s lymphoma (NHL) patients and plan to conclude development of imvotamab as a monotherapy for NHL.
▪
IGM-7354: An IgM antibody targeting the delivery of interleukin-15 (IL-15) to the area of PD-L1 expressing cells, currently in a Phase 1 clinical trial for the treatment of patients with relapsed and/or refractory solid tumor cancers.
▪
IGM-2644: A bispecific T cell engaging IgM antibody targeting CD38 and CD3 proteins, currently planned for evaluation in a clinical trial for the treatment of patients with multiple myeloma and potentially autoimmune diseases.

Our pipeline also includes IGM-2537, a bispecific T cell engaging IgM antibody targeting CD123 and CD3 proteins for the treatment of patients with Acute Myeloid Leukemia (AML), Myelodysplastic Syndromes (MDS) and Acute Lymphoblastic Leukemia (ALL).

We believe that we have the most advanced research and development program focused on therapeutic IgM antibodies. We have created a portfolio of patents and patent applications, know-how and trade secrets directed to our platform technology, product candidates and manufacturing capabilities, and we retain worldwide commercial rights to all of our product candidates, other than those being developed in partnership with Sanofi (see Sanofi Collaboration and License Agreement) and the intellectual property related thereto.

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

We have incurred significant net losses to date. Our ability to generate product revenue sufficient to achieve profitability will depend on the successful development and eventual commercialization of one or more of our current or future product candidates. Our net losses were $221.1 million, $165.2 million, and $81.4 million for the years ended December 31, 2022, 2021 and 2020, respectively. As of December 31, 2022, we had an accumulated deficit of $574.8 million. These losses have resulted primarily from costs incurred in connection with research and development activities and general and administrative costs associated with our operations. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future, and our net losses may fluctuate significantly from period to period, depending on the timing of and expenditures on our planned research and development activities.

We expect our expenses and capital requirements will increase substantially in connection with our ongoing activities as we:

▪
advance the development of our clinical-stage and other product candidates;
▪
expand our pipeline of IgM antibody product candidates;
▪
continue to invest in our IgM antibody technology platform;
▪
invest in our Autoimmunity and Inflammation and Infectious Diseases business units;
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

We do not have any products approved for sale and have not generated any product revenue since inception. We have funded our operations primarily from the sale of common stock and pre-funded warrants in our public offerings, the sale of convertible preferred stock and issuance of unsecured promissory notes in private placements, and payments from our collaboration partners.

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

Under the terms of the Sanofi Agreement, we received a $150.0 million upfront payment from Sanofi in May 2022 and the Company is eligible to receive potentially over $6.0 billion in aggregate development, regulatory and commercial milestone payments. Following regulatory approval, for licensed products directed to oncology collaboration targets, the companies will equally share profits and losses from commercialization of those licensed products in certain major markets, subject to certain exceptions, and IGM will be eligible to receive tiered royalties on net sales of such licensed products in the rest of world that are in the low double-digit to mid-teen percentages. Following regulatory approval, for licensed products directed to immunology targets, IGM will be eligible to receive tiered royalties on global net sales of such licensed products in the high single-digit to low-teen percentages.

Components of Results of Operations

Revenue

We have recognized collaboration revenue pursuant to the Sanofi Agreement, and expect to recognize revenue in the future to the extent we satisfy our performance obligations under the Sanofi Agreement, including the generation, development, manufacturing and commercialization of IgM antibodies. We may also be entitled to receive payments pursuant to the Sanofi Agreement upon achievement of specified development, regulatory and commercial milestones, which will cause us to recognize additional revenue. As the recognition of future collaboration revenue will be based on costs incurred to date relative to total estimated costs at completion and the uncertainty of when the events underlying various milestones are resolved, we expect our collaboration revenue will fluctuate from period to period.

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

We expect our research and development expenses to increase for the foreseeable future as we continue to invest in research and development activities to advance our product candidates and our clinical programs, expand our product candidate pipeline and continue to build out and expand our in-house manufacturing capabilities. The process of conducting the necessary preclinical and clinical research to obtain regulatory approval is costly and time-consuming. To the extent that we initiate additional clinical development activities for our product candidates, as well as advance into larger and later stage clinical trials, our expenses will increase substantially and may become more variable. The actual probability of success for our product candidates may be affected by a variety of factors, including the safety and efficacy of our product candidates, investment in our clinical programs, manufacturing capability and competition with other products. As a result of these variables, we are unable to determine the duration and completion costs of our research and development projects or when and to what extent we will generate revenue from the commercialization and sale of our product candidates. We may never succeed in achieving regulatory approval for any of our product candidates.

General and Administrative

Our general and administrative expenses consist primarily of personnel-related expenses for personnel in our executive, finance, corporate and other administrative functions, intellectual property, facilities and other allocated expenses, other expenses for outside professional services, including legal, human resources, audit and accounting services, and insurance costs. Personnel-related expenses consist of salaries, benefits, recruiting costs, and stock-based compensation. We expect our general and administrative expenses to increase for the foreseeable future as we increase our headcount to support our continued and expanding research activities and development of product candidates in the areas of hematology and oncology, autoimmunity and inflammation, infectious diseases, and as a result of operating as a public company, including compliance with the rules and regulations of the Securities and Exchange Commission (SEC) and those of any national securities exchange on which our securities are traded, legal, auditing, additional insurance expenses, investor relations activities and other administrative and professional services. We also expect our intellectual property expenses to increase as we expand our intellectual property portfolio.

Interest Income

Interest income includes interest income earned on our cash, cash equivalents, marketable securities, and restricted cash and non-cash interest income (expense) related to accretion (amortization) of the discount (premium) on marketable securities.

Results of Operations

A discussion and analysis of our financial condition and results of operations for the year ended December 31, 2020, is included in Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 29, 2022.

The following table summarizes our results of operations for the years ended December 31, 2022 and 2021, together with the changes in those items in dollars:

Comparison of the Years Ended December 31, 2022 and 2021

	Year Ended December 31,
(in thousands)	2022	2021	Change
Collaboration revenue	$1,069	$—	$1,069

Operating expenses:
Research and development	179,289	127,026	52,263
General and administrative	49,736	38,297	11,439
Total operating expenses	229,025	165,323	63,702
Loss from operations	(227,956)	(165,323)	(62,633)

Other income (expense)
Interest income	7,035	159	6,876
Other expense	(181)	—	(181)
Total other income (expense)	6,854	159	6,695
Net loss	$(221,102)	$(165,164)	$(55,938)

Collaboration Revenue

Collaboration revenue was $1.1 million for the year ended December 31, 2022. The total revenue recognized was in connection with the Sanofi Agreement and attributable to research activities to generate and develop oncology and immunology antibodies. The Sanofi Agreement was executed in May 2022 and therefore we did not recognize any revenue for the year ended December 31, 2021. Please refer to Note 9 Sanofi Agreement, to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional disclosures around revenue recognition.

Research and Development Expenses

The following table summarizes our research and development expenses incurred during the periods indicated:

	Year Ended December 31,
(in thousands)	2022	2021	Change
Direct expenses
Clinical stage programs (1)	$55,986	$47,866	$8,120
Preclinical stage programs	37,743	28,008	9,735
Indirect expenses
Personnel-related	67,905	39,573	28,332
Depreciation and facilities	17,655	11,579	6,076
Total research and development expenses	$179,289	$127,026	$52,263
(1)
For the year ended December 31, 2022, includes direct expenses related to: (i) imvotamab, which is being evaluated in a Phase 1/2 clinical trial for the treatment of relapsed and/or refractory NHL; (ii) IGM-8444, which is being evaluated in a Phase 1 clinical trial for the treatment of solid and hematologic malignancies; and (iii) IGM-6268, which was being evaluated in two Phase 1 clinical trials for the treatment and prevention of COVID-19 before completing the studies in 2022.

Research and development expenses were $179.3 million in 2022 compared to $127.0 million in 2021. The increase of $52.3 million was primarily driven by higher personnel-related expenses, preclinical stage program expenses and the advancement of our clinical product candidates, specifically IGM-8444 and imvotamab.

Clinical stage program expenses increased by $8.1 million, primarily driven by an increase related to IGM-8444 and imvotamab, as a result of conducting manufacturing activities and the timing of clinical trial activities driven by patient enrollment.

Preclinical stage program expenses increased by $9.7 million, primarily driven by a $4.6 million increase of manufacturing related activities and a $4.6 million increase of professional services.

Personnel-related expenses increased by $28.3 million, to support our research and clinical development capabilities, of which $13.4 million related to non-cash stock-based compensation expense, and was driven by an increase in additional headcount.

Depreciation and facilities expenses increased by $6.1 million, primarily due to an increase in rent expense under new lease agreements for additional space, depreciation expense of our cGMP manufacturing facility, and office infrastructure to support company growth.

General and Administrative Expenses

General and administrative expenses were $49.7 million in 2022 compared to $38.3 million in 2021. The increase of $11.4 million was primarily due to a $9.2 million increase in compensation expenses, of which $5.5 million related to non-cash stock-based compensation, primarily attributable to higher headcount, and a $1.4 million increase related to professional services.

Interest Income

Interest income was $7.0 million in 2022 compared to $0.2 million in 2021. The increase of $6.8 million was primarily due to increasing yield rates and interest earned on the investment of additional funds received as a result of our public offering in April 2022 and upfront payment under the Sanofi agreement.

Liquidity and Capital Resources

Sources of Liquidity

We are a clinical-stage biotechnology company with limited operating history, and due to our significant research and development expenditures, we have generated operating losses since our inception and have not generated any revenue from the sale of any products. We expect to continue incurring significant expenses and operating losses for the foreseeable future as we continue our research and development of our product candidates. Since our inception and through December 31, 2022, we have funded our operations primarily through the sale of common stock and pre-funded warrants in our public offerings, the sale of convertible preferred stock and issuance of unsecured promissory notes in private placements, and payments from our collaboration partners.

As of December 31, 2022, we had cash, cash equivalents, and marketable securities of $427.2 million and an accumulated deficit of $574.8 million. Our material cash requirements include our operating expenses, which consist primarily of research and development expenditures related to our programs and related personnel costs, as well as our operating leases.

We believe that our cash, cash equivalents, and marketable securities will be sufficient to fund our planned operations for at least one year past the issuance date of the consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K. Our assessment of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves numerous risks and uncertainties.

In May 2022, we received a $150.0 million upfront payment from Sanofi under the terms of the Sanofi Agreement. Additionally, the Company is eligible to receive potentially over $6.0 billion in aggregate development, regulatory and commercial milestone payments pursuant to the Sanofi Agreement.

During the year ended December 31, 2022, we raised $230.0 million of gross proceeds from the sale of 10,000,000 shares of common stock, including 8,695,653 shares of non-voting common stock and 1,304,347 shares of voting common stock, in an underwritten public offering (2022 Public Offering). The net proceeds from the offering were approximately $218.0 million, after deducting underwriting discounts and commissions and offering costs of approximately $12.0 million.

The shares of common stock sold in the 2022 Public Offering were pursuant to a shelf registration statement on Form S-3, declared effective in August 2021 by the SEC for the potential offering, issuance and sale by us of up to $400.0 million of our common stock, non-voting common stock, debt securities, preferred stock, and certain other securities.

In November 2022, we filed a new shelf registration statement on Form S-3 that was declared effective by the SEC for the potential offering, issuance and sale by us of up to $400.0 million of our common stock, non-voting common stock, debt securities, preferred stock, and certain other securities.

Future Funding Requirements

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
▪
the impact of macroeconomic conditions, including inflation, supply chain disruptions and volatility in the capital markets, on our business, financial condition and results of operations;
▪
the compliance and administrative costs associated with being a public company; and
▪
the extent to which we acquire or invest in businesses, products or technologies, although we currently have no commitments or agreements relating to any of these types of transactions.

If we require additional financing, we may not be able to obtain such financing on acceptable terms, or at all. If we raise additional capital by issuing equity or equity-linked securities, our stockholders may experience dilution, and the terms of these securities may include liquidation or other preferences that adversely affect our stockholders’ rights. Debt financing, if available, may involve covenants restricting our operations or our ability to incur additional debt. If we raise additional capital through collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our product candidates, future revenue streams or research programs or grant licenses on terms that may not be favorable to us. Failure to raise sufficient capital when needed or generate sufficient cash flow from operations, would impact our ability to pursue our business strategies and could require us to delay, scale back or discontinue one or more of our product development programs, or other aspects of our business objectives.

Cash Flows

A discussion and analysis of our financial condition and cash flows for the year ended December 31, 2020 is included in Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on March 29, 2022.

The following table summarizes our cash flows for the periods indicated:

	Year Ended December 31,
(in thousands)	2022	2021
Net cash, cash equivalents, and restricted cash (used in) provided by:
Operating activities	$(5,853)	$(124,982)
Investing activities	(225,644)	15,461
Financing activities	219,382	2,476
Net decrease in cash, cash equivalents, and restricted cash	$(12,115)	$(107,045)

Cash Used in Operating Activities

For the year ended December 31, 2022, net cash used in operating activities was $5.9 million, which consisted primarily of a net loss of $221.1 million, partially offset by a net change of $155.2 million in our net operating assets and liabilities and $60.1 million in non-cash charges. The net change in our operating assets and liabilities was primarily due to an increase in deferred revenue of $148.9 million from receiving a $150.0 million upfront payment from Sanofi and an increase in other net liabilities of $6.8 million from manufacturing and clinical activity. The non-cash charges primarily consisted of stock-based compensation expense of $44.7 million, depreciation expense of $6.1 million, net discount purchase and accretion on marketable securities of $4.7 million, and lease expense of $4.5 million.

For the year ended December 31, 2021, net cash used in operating activities was $125.0 million, which consisted primarily of a net loss of $165.2 million, partially offset by $33.7 million in non-cash charges and a net change of $6.4 million in our net operating assets and liabilities. The net change in our operating assets and liabilities was primarily due to an increase in accrued liabilities of $12.6 million, partially offset by an increase in prepaid expenses and other current assets of $3.3 million, a decrease in lease liabilities, net of $3.0 million, an increase in other assets of $0.5 million, and a decrease in accounts payable of $0.7 million. The non-cash charges primarily consisted of stock-based compensation expense of $25.9 million, depreciation expense of $4.5 million, and lease expense of $3.2 million.

Cash (Used in) Provided by Investing Activities

For the year ended December 31, 2022, net cash used in investing activities was $225.6 million, which consisted of $540.0 million in purchases of marketable securities, and $10.2 million in purchases of property, plant, and equipment, primarily for research and development activities, partially offset by $324.6 million in maturities of marketable securities.

For the year ended December 31, 2021, net cash provided by investing activities was $15.5 million, which consisted of $154.4 million in maturities of marketable securities, and sales of marketable securities of $3.0 million, offset by $128.7 million in purchases of marketable securities, and $13.2 million in purchases of property, plant, and equipment for research and development activities.

Cash Provided by Financing Activities

For the year ended December 31, 2022, net cash provided by financing activities was $219.4 million, which consisted of $218.0 million in proceeds from issuance of common stock in the 2022 Public Offering, net of offering costs paid, $0.9 million in proceeds from purchases under the employee stock purchase plan, and $0.5 million in proceeds from the exercise of stock options.

For the year ended December 31, 2021, net cash provided by financing activities was $2.5 million, which consisted primarily of $3.1 million in proceeds from the exercise of stock options and $0.9 million in proceeds from purchases under our employee stock purchase plan offset by $1.6 million of payments for employee taxes and exercise costs of shares withheld in connection with the stock option exercises.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations and other commitments as of December 31, 2022:

	Payments Due by Period
(in thousands)	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years	Total
Contractual obligations:
Operating lease obligations (1)	$6,905	$14,888	$14,771	$34,028	$70,592
(1)
Payments due for our lease of office, laboratory and manufacturing facilities. The payments represent gross operating lease obligations included in the consolidated balance sheet, in addition to $9.0 million of future lease commitments for a laboratory lease signed in July 2022, which will not commence until September 2024, and was not included in the right-of-use assets and lease liabilities balance as of December 31, 2022.

In addition, we enter into agreements in the normal course of business with CROs, CMOs and other vendors for research and development services for operating purposes, which are generally cancelable upon written notice. These payments are not included in this table of contractual obligations.

We have not included milestone or royalty payments or other contractual payment obligations in the table above as the timing and amount of such obligations are unknown or uncertain. See Note 7 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Recently Adopted Accounting Pronouncements

None.

Critical Accounting Policies and Use of Estimates

Our consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP). The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses, and related disclosures. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets, liabilities, and equity and the amount of revenues and expenses, which are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe that the accounting policies discussed below are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.

While our significant accounting policies are described in the notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K, we believe that the following critical accounting policies are most important to understanding and evaluating our reported financial results.

Revenue Recognition

We enter into license agreements related to our technologies that we have determined are within the scope of Accounting Standards Codification (ASC) 606. Based on the terms and conditions of our agreements, we identify the goods and services that we promise to transfer to the customer, which may consist of the licensing of technologies, the performance of research and development activities, and/or the supply of products related to our technologies. Based on the nature of the goods and services provided and the customer’s intended benefit of the arrangement, we evaluate which of the promised goods and services are distinct and, therefore, represent a performance obligation, which may require us to combine certain promised goods and services that are determined to not be distinct from one another. We also evaluate whether an agreement provides the customer an option to purchase future goods or services at a discounted price, or a material right, which would also represent a performance obligation.

In exchange for the performance obligations, we estimate the amount of consideration promised by the customer, or the transaction price, which may include both fixed and variable consideration. Variable consideration may consist of various milestone payments based upon the achievement of certain events or conditions, sales-based royalties, or payments contingent on the performance of research and development services. If an arrangement includes development, regulatory, or commercial milestone payments, we evaluate whether the milestones are considered probable of being reached and estimate the amount to be included in the transaction price using the most likely amount method. We include the amount of estimated variable consideration, including milestones, in the transaction price to the extent that it is probable that a significant reversal of cumulative revenue recognized will not occur. Sales-based royalty and milestone payments that we determine are predominately related to the license or our intellectual property are excluded from the transaction price we expect to receive until the underlying sales occur.

We allocate the estimated transaction price to the identified performance obligations based on the relative estimated Stand-alone Selling Price (SSP) of each performance obligation using objective evidence if it is available. If SSP is not directly observable, we estimate the SSP using other assumptions and methods such as the expected cost-plus margin approach with estimated inputs of forecasted costs, development timelines and scenarios, probability of target failures and selection of substitute targets, and program-specific factors.

We recognize revenue allocated to each performance obligation when, or as, we satisfy a performance obligation. Revenue is recognized over time by measuring the progress toward complete satisfaction of the relevant performance obligation using an appropriate input or output method, which may be based on factors such as internal personnel costs and third-party contract expenses, among other measures based on the nature of the good or service promised to the customer. The estimates made on an input or output method are subject to change and may result in material changes to revenue that could materially affect our results of operations.

Accrued Research and Development Expenses

We record accruals for estimated costs associated with research, preclinical studies, clinical trials, and manufacturing, which are significant components of research and development expenses. A substantial portion of our ongoing research and development activities is conducted by third-party service providers, CROs and CMOs. We accrue for costs resulting from agreements with CROs, CMOs, and other outside service providers for which payment flows do not match the periods over which the materials or services are provided to us. The costs accrued are based on estimates of actual work completed. Estimates are determined through discussions with internal personnel and external service providers as to the progress, or stage of completion or actual timeline (start-date and end-date) of the services and the agreed-upon fees to be paid for such services. In the event we make advanced payments, the payments are recorded as a prepaid expense and recognized as the services are performed.

We make significant judgments and estimates in determining the accrual balance in each reporting period. As actual costs become known, we adjust our accruals. Variations in the assumptions used to estimate accruals including, but not limited to, the number of patients enrolled, the rate of patient enrollment and the actual services performed, may vary from our estimates, resulting in adjustments to clinical trial expenses in future periods. Changes in these estimates that result in material changes to our accruals could materially affect our financial condition and results of operations.

Leases

Under ASC 842, we determine if an arrangement is a lease at inception. In addition, we determine whether leases meet the classification criteria of a finance or operating lease at the lease commencement date considering: (1) whether the lease transfers ownership of the underlying asset to the lessee at the end of the lease term, (2) whether the lease grants the lessee an option to purchase the underlying asset that the lessee is reasonably certain to exercise, (3) whether the lease term is for a major part of the remaining economic life of the underlying asset, (4) whether the present value of the sum of the lease payments and residual value guaranteed by the lessee equals or exceeds substantially all of the fair value of the underlying asset, and (5) whether the underlying asset is of such a specialized nature that it is expected to have no alternative use to the lessor at the end of the lease term. Operating lease right-of-use (ROU) assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. In determining the present value of lease payments, we determine our incremental borrowing rate based on the information available at the lease commencement date if the rate implicit in the lease is not readily determinable. We determine the incremental borrowing rate base on an analysis of corporate bond yields with a credit rating similar to ours. The determination of our incremental borrowing rate requires management judgment including the development of a synthetic credit rating and cost of debt as we currently do not carry any debt. We believe that the estimates used in determining the incremental borrowing rate are reasonable based upon current facts and circumstances. Applying different judgments to the same facts and circumstances could result in the estimated amounts to vary.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

As a "smaller reporting company," as defined by Rule 12b-2 of the Exchange Act, and pursuant to Item 305 of Regulation S-K we are not required to provide quantitative and qualitative disclosures about market risk.

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of IGM Biosciences, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of IGM Biosciences, Inc. (the "Company") as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive loss, stockholders' equity, and cash flows, for each of the three years in the period ended, December 31, 2022, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

March 30, 2023

We have served as the Company's auditor since 2019.

IGM Biosciences, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share data)

	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$121,231	$133,334
Restricted cash	689	701
Marketable securities	305,931	96,208
Prepaid expenses and other current assets	10,570	10,504
Total current assets	438,421	240,747
Property, plant and equipment, net	33,484	28,495
Operating lease right-of-use assets	39,591	27,849
Other non-current assets	2,003	1,036
Total assets	$513,499	$298,127

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	2,512	5,584
Accrued liabilities	33,621	18,876
Lease liabilities	5,816	3,320
Deferred revenue	2,736	—
Total current liabilities	44,685	27,780
Lease liabilities, non-current	35,356	25,439
Deferred revenue, non-current	146,195	—
Total liabilities	226,236	53,219
Commitments and contingencies (Note 6)

Stockholders' equity:
Preferred stock, $0.01 par value; 200,000,000 shares authorized as of December 31, 2022 and 2021; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 1,000,000,000 shares authorized as of December 31, 2022 and 2021; 29,394,436 and 26,066,818 shares issued and outstanding as of December 31, 2022 and 2021, respectively	294	261
Non-voting common stock, $0.01 par value; 200,000,000 shares authorized as of December 31, 2022 and 2021; 13,687,883 and 6,431,205 shares issued and outstanding as of December 31, 2022 and 2021, respectively	137	64
Additional paid-in-capital	862,359	598,373
Accumulated other comprehensive loss	(701)	(66)
Accumulated deficit	(574,826)	(353,724)
Total stockholders’ equity	287,263	244,908
Total liabilities and stockholders’ equity	$513,499	$298,127

The accompanying notes are an integral part of these consolidated financial statements.

IGM Biosciences, Inc.

Consolidated Statements of Operations

(in thousands, except share and per share data)

	Year Ended December 31,
	2022	2021	2020
Collaboration revenue	$1,069	$—	$—

Operating expenses:
Research and development	179,289	127,026	65,030
General and administrative	49,736	38,297	18,250
Total operating expenses	229,025	165,323	83,280
Loss from operations	(227,956)	(165,323)	(83,280)

Other income (expense)
Interest income	7,035	159	1,925
Other expense	(181)	—	—
Total other income (expense)	6,854	159	1,925
Net loss	$(221,102)	$(165,164)	$(81,355)

Net loss per share, basic and diluted	$(5.32)	$(4.93)	$(2.65)
Weighted-average common shares outstanding, basic and diluted	41,543,954	33,479,782	30,748,280

The accompanying notes are an integral part of these consolidated financial statements.

IGM Biosciences, Inc.

Consolidated Statements of Comprehensive Loss

(in thousands)

	Year Ended December 31,
	2022	2021	2020
Net loss	$(221,102)	$(165,164)	$(81,355)
Other comprehensive loss:
Unrealized loss on marketable securities	(635)	(92)	(17)
Comprehensive loss	$(221,737)	$(165,256)	$(81,372)

The accompanying notes are an integral part of these consolidated financial statements.

IGM Biosciences, Inc.

Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

	Common Stock		Non-Voting Common Stock		Additional Paid-In-	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance—December 31, 2019	24,053,921	$240	6,431,205	$64	$347,089	$43	$(107,205)	$240,231
Issuance of common stock and pre-funded warrants in connection with public offering, net of offering costs	1,221,224	12	—	—	215,400	—	—	215,412
Exercise of stock options, net of shares withheld for taxes and exercise costs	170,537	2	—	—	(1,595)	—	—	(1,593)
Vest of restricted stock	58,259	1	—	—	(1)	—	—	—
Vest of restricted stock units	7,645	—	—	—	—	—	—	—
Purchases under employee stock purchase plan	31,345	—	—	—	683	—	—	683
Unrealized loss on marketable securities	—	—	—	—	—	(17)	—	(17)
Stock-based compensation expense	—	—	—	—	8,454	—	—	8,454
Net loss	—	—	—	—	—	—	(81,355)	(81,355)
Balance—December 31, 2020	25,542,931	$255	6,431,205	$64	$570,030	$26	$(188,560)	$381,815
Exercise of stock options, net of shares withheld for taxes and exercise costs	500,733	6	—	—	1,565	—	—	1,571
Vest of restricted stock units	4,531	—	—	—	—	—	—	—
Purchases under employee stock purchase plan	18,623	—	—	—	905	—	—	905
Unrealized loss on marketable securities	—	—	—	—	—	(92)	—	(92)
Stock-based compensation expense	—	—	—	—	25,873	—	—	25,873
Net loss	—	—	—	—	—	—	(165,164)	(165,164)
Balance—December 31, 2021	26,066,818	$261	6,431,205	$64	$598,373	$(66)	$(353,724)	$244,908
Issuance of common stock in connection with public offering, net of offering costs	1,304,347	28	8,695,653	73	217,886	—	—	217,987
Conversion of non-voting common stock into voting common stock	1,438,975	—	(1,438,975)	—	—	—	—	—
Exercise of stock options	233,459	2	—	—	498	—	—	500
Vest of restricted stock units	279,683	3	—	—	(3)	—	—	—
Purchases under employee stock purchase plan	71,154	—	—	—	895	—	—	895
Unrealized loss on marketable securities	—	—	—	—	—	(635)	—	(635)
Stock-based compensation expense	—	—	—	—	44,710	—	—	44,710
Net loss	—	—	—	—	—	—	(221,102)	(221,102)
Balance—December 31, 2022	29,394,436	$294	13,687,883	$137	$862,359	$(701)	$(574,826)	$287,263

The accompanying notes are an integral part of these consolidated financial statements.

IGM Biosciences, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2022	2021	2020
Cash flows from operating activities:
Net loss	$(221,102)	$(165,164)	$(81,355)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	6,075	4,484	1,025
Stock-based compensation expense	44,710	25,873	8,454
Purchase net discount (premium) on marketable securities	7,368	(643)	(578)
Net (accretion of discount) amortization of premiums on marketable securities	(2,713)	624	(23)
Non-cash lease expense	4,527	3,240	2,551
Loss on disposal of property, plant and equipment	112	157	—
Changes in assets and liabilities:
Prepaid expenses and other current assets	359	(3,298)	(252)
Other non-current assets	(967)	(488)	(290)
Income tax receivable	—	—	35
Accounts payable	(3,002)	652	2,198
Accrued liabilities	13,705	12,569	2,837
Lease liabilities, net	(3,856)	(2,988)	(2,483)
Deferred revenue	148,931	—	—
Net cash used in operating activities	(5,853)	(124,982)	(67,881)

Cash flows from investing activities:
Purchases of property, plant and equipment	(10,206)	(13,244)	(17,502)
Purchases of marketable securities	(540,022)	(128,705)	(207,986)
Proceeds from maturities of marketable securities	324,584	154,413	283,777
Proceeds from sales of marketable securities	—	2,997	—
Net cash (used in) provided by investing activities	(225,644)	15,461	58,289

Cash flows from financing activities:
Payment of employee taxes and exercise costs for shares withheld	—	(1,555)	(1,731)
Proceeds from exercise of stock options	500	3,126	138
Proceeds from purchases under the employee stock purchase plan	895	905	683
Proceeds from issuance of common stock and pre-funded warrants in public offerings, net of offering costs	217,987	—	215,691
Net cash provided by financing activities	219,382	2,476	214,781
Net (decrease) increase in cash, cash equivalents and restricted cash	(12,115)	(107,045)	205,189

Cash, cash equivalents, and restricted cash
Beginning of period	134,035	241,080	35,891
End of period	$121,920	$134,035	$241,080

Reconciliation of cash, cash equivalents, and restricted cash
Cash and cash equivalents	$121,231	$133,334	$241,080
Restricted cash	689	701	—
Cash, cash equivalents, and restricted cash	$121,920	$134,035	$241,080

Supplemental disclosure of non-cash investing and financing activities:
Right-of-use assets recognized in exchange for lease obligations	$16,269	$19,503	$—
Unpaid amounts related to purchases of property, plant and equipment	$1,465	$495	$3,829
Unpaid amounts related to offering costs for public offerings	$—	$—	$279

The accompanying notes are an integral part of these consolidated financial statements.

IGM Biosciences, Inc.

Notes to Consolidated Financial Statements

Note 1. Organization

Description of the Business

IGM Biosciences, Inc. (the Company) was incorporated in the state of Delaware in August 1993 under the name Palingen, Inc. and the name was subsequently changed to IGM Biosciences, Inc. in 2010. The Company’s headquarters are in Mountain View, California. IGM Biosciences, Inc. is a biotechnology company engaged in the development of IgM antibody therapeutics for the treatment of cancer, autoimmune and inflammatory diseases, and infectious diseases.

Basis of Presentation

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP), as defined by the Financial Accounting Standards Board (FASB) and include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. All U.S. dollar (USD) amounts presented, except per share amounts, are stated in thousands, unless otherwise indicated.

Liquidity

The Company has incurred net operating losses and negative cash flows from operations since its inception and had an accumulated deficit of $574.8 million as of December 31, 2022. As of December 31, 2022, the Company had cash, cash equivalents, and marketable securities of $427.2 million. Management believes that the existing financial resources are sufficient to continue operating activities at least one year past the issuance date of these consolidated financial statements. The Company has historically financed its operations primarily through the sale of common stock and pre-funded warrants in its public offerings, the sale of convertible preferred stock and issuance of unsecured promissory notes in private placements, and funding received from our collaboration partners. To date, none of the Company’s product candidates have been approved for sale, and the Company has not generated any product revenue since inception. Management expects operating losses to continue and increase for the foreseeable future, as the Company progresses its planned research and development activities for its product candidates. The Company’s prospects are subject to risks, expenses and uncertainties frequently encountered by companies in the biotechnology industry as discussed below. While the Company has been able to raise multiple rounds of financing, there can be no assurance that in the event the Company requires additional financing, such financing will be available on terms which are favorable or at all. Failure to raise sufficient capital when needed or generate sufficient cash flow from operations would impact the ability to pursue business strategies and could require the Company to delay, scale back or discontinue one or more product development programs, or other aspects of the Company's business objectives.

Note 2. Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Such management estimates include, but are not limited to, those related to revenue recognition, marketable securities, manufacturing accruals, accrued research and development expenses, stock-based compensation, operating lease right-of-use (ROU) assets and liabilities, income tax uncertainties and the valuation of deferred tax assets. The Company bases its estimates on its historical experience and also on assumptions that it believes are reasonable; however, actual results could significantly differ from those estimates. The most significant estimates and assumptions that management considers in the preparation of our financial statements relate to revenue recognition, accrued research and development costs, and leases.

IGM Biosciences, Inc.

Notes to Consolidated Financial Statements — Continued

Segments

The Company operates and manages its business as one reportable and operating segment, which is the business of developing engineered IgM antibodies for the treatment of cancer, autoimmune and inflammatory diseases, and infectious diseases. The Company’s chief executive officer, who is the chief operating decision maker, reviews financial information on an aggregate basis for allocating and evaluating financial performance. All long-lived assets are maintained in, and all losses are attributable to, the United States of America.

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

Cash, Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments with original maturities of three months or less from the date of purchase to be cash and cash equivalents. Cash equivalents consist primarily of amounts invested in money market funds, commercial paper and corporate bonds and are stated at fair value. Restricted cash consists of the remaining unused portion of a grant received from a non-profit organization which the Company will continue to utilize as it incurs expenses for services performed under the grant agreement.

Marketable Securities

The Company’s marketable securities have been classified and accounted for as available-for-sale securities. Fixed income securities consist of U.S. Treasury securities, corporate bonds, commercial paper, and U.S. Government

IGM Biosciences, Inc.

Notes to Consolidated Financial Statements — Continued

agency securities. The specific identification method is used to determine the cost basis of fixed income securities sold. These securities are recorded on the consolidated balance sheets at fair value. Unrealized gains and losses on these securities are included as a separate component of accumulated other comprehensive loss. The cost of marketable securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion are included in other income (expense). Realized gains and losses and declines in fair value judged to be other-than-temporary, if any, are also included in other income (expense). The Company evaluates securities for other-than-temporary impairment at the balance sheet date. Declines in fair value determined to be other-than-temporary are also included in other income (expense). All available-for-sale securities are considered available to support current operations and are classified as current assets.

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

Leases

The Company determines if an arrangement is a lease at inception. In addition, the Company determines whether leases meet the classification criteria of a finance or operating lease at the lease commencement date considering: (1) whether the lease transfers ownership of the underlying asset to the lessee at the end of the lease term, (2) whether the lease grants the lessee an option to purchase the underlying asset that the lessee is reasonably certain to exercise, (3) whether the lease term is for a major part of the remaining economic life of the underlying asset, (4) whether the present value of the sum of the lease payments and residual value guaranteed by the lessee equals or exceeds substantially all of the fair value of the underlying asset, and (5) whether the underlying asset is of such a specialized nature that it is expected to have no alternative use to the lessor at the end of the lease term. As of December 31, 2022, the Company's lease population consisted of real estate leases. As of December 31, 2022, the Company did not have finance leases.

Operating leases are included in operating lease ROU assets and lease liabilities in the Company’s consolidated balance sheet. ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. In determining the present value of lease payments, the Company uses its incremental borrowing rate based on the information available at the lease commencement date if the rate implicit in the lease is not readily determinable. The Company determines the incremental borrowing rate based on an analysis of corporate bond yields with a credit rating similar to the Company.

IGM Biosciences, Inc.

Notes to Consolidated Financial Statements — Continued

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

Impairment of Long-Lived Assets

The Company evaluates the carrying amount of its long-lived assets, such as property and equipment, whenever events or changes in circumstances indicate that the assets may not be recoverable. An impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition are less than the carrying amount of the asset. There was no impairment of long-lived assets in 2022, 2021 and 2020.

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

IGM Biosciences, Inc.

Notes to Consolidated Financial Statements — Continued

Revenue Recognition

For arrangements or transactions between participants determined to be within the scope of Accounting Standard Codification (ASC) Topic 606, “Revenue from Contracts with Customers” (Topic 606) the Company performs the following steps to determine the appropriate amount of revenue to be recognized as the Company fulfills its obligations: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price, including variable consideration, if any; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation.

The Company has entered into and may enter into additional collaboration agreements in the future under which it may obtain upfront payments, milestone payments, royalty payments, profit sharing, and other fees. Promises under these arrangements may include intellectual property licenses, research and development services, and the participation in joint committees.

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

IGM Biosciences, Inc.

Notes to Consolidated Financial Statements — Continued

If it is determined that multiple performance obligations exist, the transaction price is allocated at the inception of the agreement to all identified performance obligations based on the relative standalone selling prices (SSP), unless the consideration is variable and meets the criteria to be allocated entirely to one or more, but not all, performance obligations in the contract. The relative SSP for each deliverable is estimated using objective evidence if it is available. If SSP is not directly observable the Company estimates the SSP at an amount that would result in the allocation of the transaction price in an amount that depicts the amount of consideration to which the entity expects to be entitled in exchange for transferring the promised goods or services to the customer, using methods such as the expected cost plus margin approach. Once the transaction price has been allocated to a performance obligation using the applicable methodology, it is not subject to reassessment for subsequent changes in standalone selling prices.

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

Collaborative Arrangements

The Company analyzes its agreements to assess whether such arrangements involve joint operating activities performed by parties that are both active participants in the activities and exposed to significant risks and rewards dependent on the commercial success of such activities and therefore within the scope of ASC Topic 808, Collaborative Arrangements (Topic 808). These assessments are performed throughout the life of the arrangements based on changes in the responsibilities of all parties in the arrangement.

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

IGM Biosciences, Inc.

Notes to Consolidated Financial Statements — Continued

Accrued Research and Development Expenses

The Company records accruals for estimated costs of research, preclinical studies, clinical trials, and manufacturing, which are significant components of research and development expenses. A substantial portion of the Company’s ongoing research and development activities is conducted by third-party service providers, CROs and CMOs. The Company’s contracts with CROs generally include pass-through fees such as laboratory supplies and services, regulatory expenses, investigator fees, travel costs and other miscellaneous costs, including shipping and printing fees. The Company’s contracts with the CMOs generally include fees such as initiation fees, reservation fees, verification run costs, materials and reagents expenses, taxes, etc. The financial terms of these contracts are subject to negotiations, which vary from contract to contract and may result in payment flows that do not match the periods over which materials or services are provided to the Company under such contracts. The Company accrues the costs incurred under agreements with these third parties based on estimates of actual work completed in accordance with the respective agreements. The Company determines the estimated costs through discussions with internal personnel and external service providers as to the progress, or stage of completion or actual timeline (start-date and end-date) of the services and the agreed-upon fees to be paid for such services. In the event the Company makes advance payments, the payments are recorded as a prepaid expense and recognized as the services are performed.

As actual costs become known, the Company adjusts its accruals. Although the Company does not expect its estimates to be materially different from amounts actually incurred, such estimates for the status and timing of services performed relative to the actual status and timing of services performed may vary and could result in the Company reporting amounts that are too high or too low in any particular period. The Company’s accrual is dependent, in part, upon the receipt of timely and accurate reporting from CROs and other third-party vendors. Variations in the assumptions used to estimate accruals including, but not limited to, the number of patients enrolled, the rate of patient enrollment and the actual services performed, may vary from the Company’s estimates, resulting in adjustments to clinical trial expenses in future periods. Changes in these estimates that result in material changes to the Company’s accruals could materially affect its financial condition and results of operations. Through December 31, 2022, there have been no material differences from the Company’s estimated accrued research and development expenses to actual expenses.

Acquired In-Process Research and Development Expenses

The Company has entered into agreements (see Note 7 – License Agreements) with third parties to acquire the rights to develop and potentially commercialize certain products. Such agreements generally require an initial payment by the Company when the contract is executed. The purchase of license rights for use in research and development activities, including product development, are expensed as incurred and are classified as research and development expense. Additionally, the Company may be obligated to make future royalty payments in the event the Company commercializes the technology and achieves a certain sales volume. In accordance with ASC Topic 730, Research and Development, (Topic 730), expenditures for research and development, including upfront licensing fees and milestone payments associated with products not yet been approved by the FDA, are charged to research and development expense as incurred. Future contract milestone and/or royalty payments will be recognized as expense after the achievement of the milestone and the corresponding milestone payment is legally due.

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

IGM Biosciences, Inc.

Notes to Consolidated Financial Statements — Continued

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

The Company accounts for income tax contingencies using a benefit recognition model. If it considers that a tax position is more likely than not to be sustained upon audit, based solely on the technical merits of the position, it recognizes the benefit. The Company measures the benefit by determining the amount that is greater than 50% likely of being realized upon settlement, presuming that the tax position is examined by the appropriate taxing authority that has full knowledge of all relevant information. The Company is subject to taxation in the United States federal jurisdiction, state jurisdictions. Due to the Company’s net operating loss carryforwards, the Company's income tax returns remain subject to examination by federal and state tax authorities for all tax years. The Company’s policy is to recognize interest expense and penalties related to income tax matters as a component of income tax expense. As of December 31, 2022, there were no significant accruals for interest related to unrecognized tax benefits or tax penalties.

Comprehensive Loss

Comprehensive loss represents the net loss for the period and other comprehensive loss. Other comprehensive loss reflects certain gains and losses that are recorded as a component of stockholders’ equity and are not reflected in the consolidated statements of operations. The Company’s other comprehensive loss consists of changes in unrealized gains and losses on available-for-sale securities.

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

Reclassification

Certain reclassifications have been made to prior period amounts to conform to current period presentation. These reclassifications did not have an impact on the Company’s results of operations or financial position as of December 31, 2022, 2021, and 2020.

Recently Issued Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires that financial assets measured at amortized cost be presented at the net amount expected to be collected. The measurement of expected credit losses is based on historical experience, current conditions, and reasonable and supportable forecasts that affect collectability. This ASU also eliminates the concept of “other-than-temporary” impairment when evaluating available-for-sale debt securities and

IGM Biosciences, Inc.

Notes to Consolidated Financial Statements — Continued

instead focuses on determining whether any impairment is a result of a credit loss or other factors. An entity will recognize an allowance for credit losses on available-for-sale debt securities rather than an other-than-temporary impairment that reduces the cost basis of the investment. This ASU is effective for fiscal years beginning after December 15, 2022 and interim periods within those fiscal years. Early adoption is permitted. The Company plans to adopt this standard and related updates effective January 1, 2023, and does not anticipate it will have a material impact on its consolidated financial statements and related disclosures upon adoption.

Note 3. Fair Value Measurement

The Company measures and reports certain financial instruments as assets and liabilities at fair value on a recurring basis. The following tables set forth the fair value of the Company’s financial assets, which consist of cash equivalents and marketable securities measured and recognized at fair value (in thousands):

		December 31, 2022
	Fair Value Hierarchy Level	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash equivalents:
Money market funds	Level 1	$26,718	$—	$—	$26,718
Commercial paper	Level 2	66,732	—	(16)	66,716
U.S. Government agency securities	Level 2	20,477	7	—	20,484
Marketable securities:
U.S. Treasury securities	Level 1	127,234	6	(318)	126,922
Corporate bonds	Level 2	12,531	2	(3)	12,530
Commercial paper	Level 2	142,726	—	(195)	142,531
U.S. Government agency securities	Level 2	24,132	—	(184)	23,948
Total		$420,550	$15	$(716)	$419,849

		December 31, 2021
	Fair Value Hierarchy Level	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash equivalents:
Money market funds	Level 1	$99,326	$—	$—	$99,326
Commercial paper	Level 2	25,996	—	(1)	25,995
Corporate bonds	Level 2	1,802	—	(1)	1,801
Marketable securities:
U.S. Treasury securities	Level 1	2,499	—	—	2,499
U.S. Government agency securities	Level 2	24,260	—	(24)	24,236
Commercial paper	Level 2	51,376	—	(11)	51,365
Corporate bonds	Level 2	18,137	—	(29)	18,108
Total		$223,396	$—	$(66)	$223,330

The Company evaluates transfers between levels at the end of each reporting period. There were no transfers between Levels 1, 2 and 3 during the years ended December 31, 2022 and 2021. As of December 31, 2022 and 2021, there were no financial instruments classified as Level 3.

As of December 31, 2022 and 2021, all debt securities with an unrealized loss position have been in a loss position for less than one year. The aggregate fair value of debt securities in an unrealized loss position as of December 31,

IGM Biosciences, Inc.

Notes to Consolidated Financial Statements — Continued

2022 and 2021 were $253.8 million and $105.5 million, respectively, with no individual securities in a significant unrealized loss position. The Company evaluated its securities for other-than-temporary impairment and considered the decline in market value to be primarily attributable to current economic and market conditions and would not be required to sell the securities before recovery of the amortized cost basis. Based on this analysis, these marketable securities were not considered to be other-than-temporarily impaired as of December 31, 2022 and 2021.

The following table summarizes the contractual maturities of the Company’s cash equivalents and marketable securities at estimated fair value (in thousands):

	December 31,
	2022	2021
Due in less than one year	$419,849	$223,330
Due in more than one year	—	—
Total	$419,849	$223,330

Note 4. Property, Plant and Equipment, Net

Property, plant and equipment, net consists of the following (in thousands):

	December 31,
	2022	2021
Manufacturing and laboratory equipment	$25,631	$17,827
Office equipment	631	518
Leasehold improvements	14,433	14,172
Construction in progress	5,114	2,531
Total property, plant and equipment, gross	45,809	35,048
Less: Accumulated depreciation	(12,325)	(6,553)
Total property, plant and equipment, net	$33,484	$28,495

Depreciation expense was approximately $6.1 million, $4.5 million and $1.0 million for the years ended December 31, 2022, 2021 and 2020, respectively.

Note 5. Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	December 31,
	2022	2021
Accrued research and development materials and services	$20,747	$10,829
Accrued professional services	1,759	1,019
Accrued compensation	10,920	6,748
Other	195	280
Total accrued liabilities	$33,621	$18,876

Note 6. Leases

Operating Leases

The Company leases its headquarters with its main offices and laboratory and manufacturing facilities in Mountain View, California. Additionally, the Company has a lease for office and laboratory space in Doylestown, Pennsylvania. These leases require monthly lease payments that may be subject to annual increases throughout the

IGM Biosciences, Inc.

Notes to Consolidated Financial Statements — Continued

lease term. Certain of these leases also include renewal options at the election of the Company. These optional periods have not been considered in the determination of the right-of-use assets or lease liabilities associated with these leases as the Company did not consider it reasonably certain it would exercise the options. The Company performed evaluations of its contracts and determined it has only operating leases. Variable lease expense for these leases primarily consists of common area maintenance and other operating costs.

During the year ended December 31, 2022, the Company entered into three new lease agreements for office and laboratory space in Mountain View, California. As of December 31, 2022, two of the three new leases had commenced and were included in the right-of-use assets and lease liabilities balances at year end. The remaining lease with rent payments totaling $9.0 million is expected to commence in September 2024 after the expiration of the existing sublease and therefore has not been included in the right-of-use assets and lease liabilities balances as of December 31, 2022.

During the year ended December 31, 2021, the Company entered into a new lease agreement for office and laboratory space in Mountain View, California, and extended the duration of an existing office and laboratory space through June 2032. The Company accounted for the extension as a lease modification and remeasured the lease, which resulted in an increase of $17.5 million to the right-of-use asset and lease liability. The new lease was included in the right-of-use assets and lease liabilities balances as of December 31, 2022 and 2021.

The following table summarizes the lease costs and cash paid for the Company’s leases (in thousands):

	Year Ended December 31,
	2022	2021	2020
Cash paid for operating lease liabilities	$5,548	$3,819	$3,002
Operating lease cost	6,217	4,137	3,069
Variable lease cost	592	307	216

The following table summarizes the weighted-average remaining lease term and discount rates for the Company’s leases:

	December 31,
	2022	2021
Lease term (in years)	8.8	9.3
Discount rate	6.3%	4.5%

The maturities of the Company's lease liabilities as of December 31, 2022 were as follows (in thousands):

Operating
Lease
Years Ending December 31,	Commitments
2023	$6,905
2024	7,436
2025	6,103
2026	6,207
2027	6,375
Thereafter	28,604
Total	61,630
Less: imputed interest	(15,103)
Less: tenant allowances	(5,355)
Total lease liabilities(1)	$41,172

(1)
The $9.0 million of future lease commitments for the laboratory lease that will not commence until September 2024 was not included in the lease liabilities balance as of December 31, 2022.

IGM Biosciences, Inc.

Notes to Consolidated Financial Statements — Continued

Note 7. License Agreements

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

During the years ended December 31, 2022, 2021, and 2020 the Company recorded $3.3 million, $5.3 million and $1.7 million, respectively, as research and development expense in our consolidated statements of operations related to license agreements.

As of December 31, 2022, the Company’s license agreements for technologies optioned by the Company, including the Medivir agreement described below, included potential future payments for development, regulatory, and sales milestones totaling approximately $365.9 million plus royalties on net sales that range from single digits to mid-teens.

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

Note 8. Stockholder's Equity

Common Stock and Non-Voting Common Stock

As of December 31, 2022 and 2021, the Company’s certificate of incorporation authorized the Company to issue 1,200,000,000 shares of common stock (including 200,000,000 shares of non-voting common stock) and 200,000,000 shares of preferred stock, at a par value of $0.01 per share. Each share of common stock (excluding non-voting common stock) is entitled to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the Company’s Board of Directors, subject to prior rights of the preferred stockholders. As of December 31, 2022 and 2021, no dividends have been declared.

The Company had reserved common stock, on an as-converted basis, for future issuance as follows:

	December 31,
	2022	2021
Stock options, issued and outstanding	5,802,317	3,764,001
Restricted stock units	401,180	358,535
Stock options and restricted stock units, future issuance	1,310,601	2,618,117
Employee stock purchase plan, available for future grants	1,109,032	855,206
Pre-funded warrants	1,334,332	1,334,332
Total	9,957,462	8,930,191

IGM Biosciences, Inc.

Notes to Consolidated Financial Statements — Continued

Public Offerings and Pre-Funded Warrants

In April 2022, the Company issued and sold 10,000,000 shares of common stock, including 8,695,653 shares of non-voting common stock and the full exercise of the underwriters' option to purchase 1,304,347 shares of voting common stock, each at a public offering price of $23.00 per share in an underwritten public offering pursuant to a shelf registration statement on Form S-3. The net proceeds to the Company from the offering were $218.0 million, after deducting underwriting discounts and commissions and offering costs of $12.0 million.

In December 2020, the Company issued and sold 1,221,224 shares of voting common stock at a public offering price of $90.00 per share and pre-funded warrants to purchase up to 1,334,332 shares of common stock at a public offering price of $89.99 per warrant in an underwritten public offering pursuant to a shelf registration statement on Form S-3. This includes the full exercise by the underwriters of their option to purchase up to 333,333 additional shares of common stock. The pre-funded warrants were issued to two separate related party affiliates. The net proceeds to the Company from the offering were $215.4 million, after deducting underwriting discounts and commissions and offering costs of $14.6 million.

The public offering price of the pre-funded warrants was equal to the public offering price of the common stock less the $0.01 per share exercise price of each warrant. The warrants were recorded as a component of stockholders’ equity within additional paid-in-capital and will expire on the date any such warrant is exercised in full.

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

The outstanding pre-funded warrants to purchase shares of common stock are exercisable at any time after their original issuance. However, the Company may not effect the exercise of any pre-funded warrants, and a holder will not be entitled to exercise any portion of any pre-funded warrants that, upon giving effect to such exercise, would cause: (i) the aggregate number of shares of the Company’s common stock beneficially owned by such holder (together with its affiliates) to exceed 9.99% of the number of shares of the Company’s common stock outstanding immediately after giving effect to the exercise; or (ii) the combined voting power of the Company’s securities beneficially owned by such holder (together with its affiliates) to exceed 9.99% of the combined voting power of all of the Company’s securities outstanding immediately after giving effect to the exercise, as such percentage ownership is determined in accordance with the terms of the pre-funded warrants. However, any holder of a pre-funded warrant may increase or decrease such percentage to any other percentage not in excess of 19.99% upon at least 61 days’ prior notice from the holder to the Company. As of December 31, 2022, no shares underlying the pre-funded warrants had been exercised. All of the outstanding pre-funded warrants are included in the weighted-average number of shares of common stock used to calculate basic net loss per share attributable to common stockholders (see Note 13 – Net Loss Per Share Attributable to Common Stockholders).

Note 9. Sanofi Agreement

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

IGM Biosciences, Inc.

Notes to Consolidated Financial Statements — Continued

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

For each immunology target collaboration program, the Company will lead research and development activities, and assume related costs, through the completion of the first Phase 1 clinical trials for up to two candidates directed to each immunology target, after which Sanofi will be responsible for all future development and commercialization activities and related costs, in exchange for up to $1.065 billion in aggregate development, regulatory and commercial milestones per immunology target. Following the completion of the first Phase 1 clinical trials for each immunology target, Sanofi will be responsible for subsequent development activities, commercialization efforts, and related costs. The Company is eligible to receive tiered high single-digit to low-teen royalties on global net sales for licensed products related to immunology targets, subject to certain reductions and offsets.

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

To determine the transaction price, the Company evaluated all the payments to be received during the duration of the contract. In May 2022, the Company received a $150.0 million upfront payment as part of the Sanofi Agreement. Additionally, in April 2022, Sanofi purchased non-voting common stock in connection with the Company’s public common stock offering (see Note 8 – Stockholders’ Equity). The Company concluded that at inception and as of December 31, 2022, the transaction price was $150.0 million and was comprised solely of the fixed non-refundable upfront payment. No consideration received from Sanofi as part of the April 2022 offering was deemed necessary to include in the transaction price as Sanofi purchased the shares at the same offering price as the other participating investors.

IGM Biosciences, Inc.

Notes to Consolidated Financial Statements — Continued

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

For the year ended December 31, 2022, the Company recognized collaboration revenue from a customer related to the Sanofi Agreement of $1.1 million. As of December 31, 2022, $148.9 million was recorded as deferred revenue, of which $2.7 million was current, on the consolidated balance sheet related to the Sanofi Agreement. The deferred revenue is expected to be recognized over the research and development period of the programs through the completion of Phase 1 clinical trials.

Contract Balances from Customer Contract

The timing of revenue recognition, billings and cash collections results in contract assets and contract liabilities on the consolidated balance sheets. The Company recognizes license and development receivables based on billed services, which are derecognized upon reimbursement. When consideration is received, or such consideration is unconditionally due, from a customer prior to transferring goods or services to the customer under the terms of a contract, a contract liability is recorded. Contract liabilities are recognized as revenue after control of the goods or services is transferred to the customer and all revenue recognition criteria have been met.

The following table presents changes in the Company’s customer contract liabilities for the periods presented (in thousands):

Year Ended December 31, 2022	December 31, 2021	Additions	Deductions	December 31, 2022
Contract liabilities:
Deferred revenue	$—	$150,000	$(1,069)	$148,931

The Company had no customer contract assets during the years ended December 31, 2022 and 2021.

IGM Biosciences, Inc.

Notes to Consolidated Financial Statements — Continued

Note 10. Stock-Based Compensation

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

2018 Omnibus Incentive Plan (as Amended and Restated)

In September 2019, the Company adopted an amendment and restatement of the 2018 Omnibus Incentive Plan (the 2018 Plan) which provides for the grant of incentive stock options, within the meaning of Section 422 of the Code to employees, and for the grant of nonstatutory stock options, restricted stock, restricted stock units (RSUs), stock appreciation rights, performance units, and performance shares to employees, directors, and consultants of the Company.

Options granted under the 2018 Plan expire no later than 10 years from the date of grant. The exercise price of options granted under the 2018 Plan must at least be equal to the fair market value of the Company’s common stock on the date of grant. With respect to any participant who owns more than 10% of the voting power of all classes of the Company’s outstanding stock, the term of an incentive stock option granted to such participant must not exceed five years and the exercise price must equal at least 110% of the fair market value on the grant date. Employee stock options generally vest over a four year period.

Awards granted under the 2018 Plan expire no later than 10 years from the date of the grant. Awards outstanding as of December 31, 2022 vest over two to four years.

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

As of December 31, 2022, 1,310,601 shares of common stock remained available for issuance under the 2018 Plan. Effective January 1, 2023, the number of shares of common stock available under the 2018 Plan increased by 1,723,292 shares to 3,033,893 shares pursuant to the evergreen provision of the 2018 Plan.

2019 Employee Stock Purchase Plan

The 2019 Employee Stock Purchase Plan (the ESPP) became effective in September 2019. The ESPP is intended to have two components: a component that is intended to qualify as an “employee stock purchase plan” under Section 423 of the Code (the 423 Component) and a component that is not intended to qualify (the Non-423 Component). The ESPP allows eligible employees to purchase shares of the Company’s common stock at a discount through payroll deductions of up to 15% of their eligible compensation. At the end of each offering period, employees are able to purchase shares at 85% of the lower of the fair market value of the Company’s common stock at the beginning of the offering period or at the end of each applicable purchase period.

Subject to adjustment in the case of certain capitalization events, a total of 280,000 common shares of the Company were available for purchase at adoption of the ESPP. Pursuant to the ESPP, the annual share increase pursuant to the

IGM Biosciences, Inc.

Notes to Consolidated Financial Statements — Continued

evergreen provision is determined based on the least of (i) 560,000 shares, (ii) 1% of the Company’s common stock and non-voting common stock outstanding at December 31 of the immediately preceding year, or (iii) such number of shares as determined by the Company’s Board of Directors.

As of December 31, 2022, 1,109,032 shares of common stock remained available for issuance under the ESPP. Effective January 1, 2023, the number of shares of common stock available under the ESPP increased by 430,823 shares to 1,539,855 shares pursuant to the evergreen provision of the ESPP.

Stock Options

The following table summarizes stock option activity:

	Shares Issuable Under Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding as of December 31, 2021	3,764,001	$40.41	7.8	$39,862
Granted	2,580,327	$18.18
Exercised	(236,140)	$2.34
Forfeited	(305,871)	$49.51
Outstanding as of December 31, 2022	5,802,317	$31.59	7.9	$17,428
Options exercisable as of December 31, 2022	2,662,124	$28.78	6.8	$16,745

Stock-Based Compensation Expense

Stock-based compensation expense recorded related to the 2010 Plan, 2018 Plan, and ESPP was recorded in the statements of operations and allocated as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Research and development	$25,620	$12,264	$4,160
General and administrative	19,090	13,609	4,294
Total stock-based compensation expense	$44,710	$25,873	$8,454

As of December 31, 2022, the Company had a total of $73.9 million of unrecognized stock-based compensation expense for options outstanding, which is expected to be recognized over a weighted-average period of 2.8 years.

The aggregate intrinsic value of options exercised for the years ended December 31, 2022, 2021, and 2020 was $4.6 million, $32.3 million, and $12.5 million, respectively. Intrinsic values of options exercised are calculated as the difference between the exercise price of the underlying options and the fair value of the common stock on the date of exercise. Intrinsic values of options outstanding are calculated as the difference between the exercise price of the underlying options and the fair value of the common stock as of the reporting date.

For the years ended December 31, 2022, 2021, and 2022, the weighted-average grant date fair value of options granted was $13.31, $56.44, and $31.70, respectively.

In determining the fair value of the stock-based awards, the Company uses the Black-Scholes option-pricing model and assumptions discussed below. Each of these inputs is subjective and generally requires judgment to determine.

IGM Biosciences, Inc.

Notes to Consolidated Financial Statements — Continued

Expected Term

The Company’s expected term represents the period that the Company’s stock-based awards are expected to be outstanding and is determined using the simplified method (based on the mid-point between the vesting date and the end of the contractual term). The Company utilizes this method due to lack of historical exercise data and the plain-vanilla nature of the Company’s stock-based awards.

Expected Volatility

Since the Company was privately held through September 2019, it alone does not have the relevant company-specific historical data to support its expected volatility. As such, the Company has used an average of expected volatilities based on the volatilities of a representative group of publicly traded biopharmaceutical companies over a period equal to the expected term of the stock option grants. Subsequent to the Company’s initial public offering, it began to consider the Company’s own historic volatility. However, due to its limited history as a public company, the Company still uses peer company data to assist in this analysis. For purposes of identifying comparable companies, the Company selected companies with comparable characteristics to it, including enterprise value, risk profiles, position within the industry, and with historical share price information sufficient to meet the expected life of the stock-based awards. The historical volatility data was computed using the daily closing prices for the selected companies’ shares during the equivalent period of the calculated expected term of the stock-based awards. The Company intends to consistently apply this process using the same or similar comparable entities until a sufficient amount of historical information regarding the volatility of the Company’s own share price becomes available.

Risk-Free Interest Rate

The risk-free interest rate is based on the Treasury Constant Maturities as provided by the Federal Reserve in effect at the time of grant for periods corresponding with the expected term of option.

Expected Dividend

The Company has never paid dividends on its common stock and has no plans to pay dividends on its common stock. Therefore, the Company used an expected dividend yield of zero.

The fair value of employee stock options granted under the 2018 Plan and 2010 Plan and the shares available for purchase under the ESPP were determined using the Black-Scholes option-pricing model. The following summarizes the weighted-average assumptions used in calculating the fair value of the awards:

	Year Ended December 31,
	2022	2021	2020
2018 Plan
Expected term (in years)	6.0	6.0	6.0
Expected volatility	87.1%	87.5%	84.3%
Risk-free interest rate	2.3%	0.9%	1.0%
Expected dividend yield	—	—	—
ESPP
Expected term (in years)	0.5	0.5	0.5
Expected volatility	54.4%	60.0%	85.5%
Risk-free interest rate	3.5%	0.1%	0.1%
Expected dividend yield	—	—	—

IGM Biosciences, Inc.

Notes to Consolidated Financial Statements — Continued

Restricted Stock Units (RSUs)

The following table summarizes restricted stock unit activity:

	Shares	Weighted- Average Grant Date Fair Value
Unvested restricted stock units as of December 31, 2021	358,535	$59.99
Granted	383,969	$16.14
Vested	(279,683)	$40.49
Forfeited	(61,641)	$45.48
Unvested restricted stock units as of December 31, 2022	401,180	$33.85

As of December 31, 2022, the Company had a total of $11.7 million of unrecognized stock-based compensation expense for restricted stock unit awards, which is expected to be recognized over a weighted-average period of 2.3 years.

Note 11. Defined Contribution Plan

The Company sponsors a 401(k) retirement plan for its employees. This plan provides for tax-deferred salary deductions for all employees. Employee contributions are voluntary. Employees may contribute up to 100% of their annual compensation to this plan, as limited by an annual maximum amount as determined by the IRS. As of December 31, 2022, the Company did not make matching contributions under its 401(k) plan.

Note 12. Income Taxes

Income Taxes

The Company had immaterial income tax expense for the years ended December 31, 2022, 2021 and 2020. The following is a reconciliation of the statutory federal income tax rate to the Company’s effective tax rate:

	Year Ended December 31,
	2022	2021	2020
Federal tax at statutory rate	21.0%	21.0%	21.0%
State tax, net of federal benefit	5.3	7.3	9.4
Research and development credits	4.4	2.7	4.8
Stock-based compensation	(1.1)	2.6	1.7
Change in valuation allowance	(29.6)	(33.6)	(36.9)
Effective income tax rate	—%	—%	—%

IGM Biosciences, Inc.

Notes to Consolidated Financial Statements — Continued

Deferred tax assets and liabilities consist of the following (in thousands):

	December 31,
	2022	2021
Deferred tax assets:
Net operating loss carryforwards	$80,507	$82,356
Accrued liabilities and reserves	6,691	4,564
Stock-based compensation	12,312	6,398
Intangible assets	8,132	9,623
Lease liabilities	12,682	8,581
Research and development credits	30,208	17,426
Capitalized research and development expenses	49,985	—
Total deferred tax assets	200,517	128,948
Deferred tax liabilities:
Property and equipment	(532)	(236)
Right-of-use assets	(10,791)	(8,310)
Total deferred tax liabilities	(11,323)	(8,546)
Valuation allowance	(189,194)	(120,402)
Net deferred tax assets	$—	$—

The provisions of ASC Topic 740, Accounting for Income Taxes (Topic 740), require an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable. For the years ended December 31, 2022 and 2021, based on all available objective evidence, including the existence of cumulative losses, the Company determined that it was not more likely than not that the net deferred tax assets were fully realizable. Accordingly, the Company established a full valuation allowance against its deferred tax assets. The Company intends to maintain a full valuation allowance on net deferred tax assets until sufficient positive evidence exists to support reversal of the valuation allowance. During the years ended December 31, 2022 and 2021, the valuation allowance increased by $68.8 million, and $58.4 million, respectively.

At December 31, 2022, the Company had net operating loss carryforwards available to reduce future taxable income, if any, for federal and state income tax purposes of approximately $261.1 million and $365.2 million, respectively. Of the federal net operating loss carryforwards at December 31, 2022, $4.3 million is subject to expiration beginning in 2030 and the remaining net operating losses can be carried forward indefinitely, subject to an annual limitation of 80% of taxable income. The state net operating loss carryforwards are subject to expire in various years, with the first expiration beginning in 2036.

At December 31, 2022, the Company also had federal and California research and development tax credit carryforwards of $25.1 million and $14.0 million, respectively, available to offset future income tax, if any. The federal credit carryforwards begins to expire in 2030, and the California credits can be carried forward indefinitely.

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

IGM Biosciences, Inc.

Notes to Consolidated Financial Statements — Continued

Uncertain Tax Positions

The Company adopted the provisions of Topic 740, which requires companies to determine whether it is “more likely than not” that a tax position will be sustained upon examination by the appropriate taxing authorities before any tax benefit can be recorded in the consolidated financial statements. It also provides guidance on the recognition, measurement, classification and interest and penalties related to uncertain tax positions.

The following table summarizes the activity related to the Company’s gross unrecognized tax benefits (in thousands):

	December 31,
	2022	2021	2020
Beginning balance	$4,075	$2,429	$1,820
Increases for tax positions related to prior years	—	7	—
Decreases for tax positions related to prior years	(47)	(94)	(495)
Additions for tax positions related to current year	2,888	1,733	1,104
Ending balance	$6,916	$4,075	$2,429

The unrecognized tax benefits, if recognized, would not affect the effective income tax rate due to the valuation allowance that currently offsets deferred tax assets. No interest or penalties were accrued as of December 31, 2022. The Company does not expect the unrecognized tax benefits to change significantly over the next twelve months.

The Company files U.S. federal and various state income tax returns with varying statutes of limitations. Due to its net operating loss carryforwards, the Company's income tax returns remain subject to examination by federal and state authorities for all tax years. The Company is not currently under examination by income tax authorities in any jurisdiction.

Note 13. Net Loss Per Share Attributable to Common Stockholders

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

The following equity instruments were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive for the periods presented:

	December 31,
	2022	2021
Stock options	5,802,317	3,764,001
Estimated shares issuable under the employee stock purchase plan	54,102	16,138
Unvested restricted stock units	401,180	358,535
Total	6,257,599	4,138,674

Note 14. Subsequent Events

The Company has transferred all uninsured deposits in excess of the Federal Deposit Insurance Corporation limit from Silicon Valley Bank subsequent to year-end and has not incurred any losses on deposit balances.

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

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework established in “Internal Control-Integrated Framework (2013)", issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2022.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm on our internal control over financial reporting due to an exemption established by the JOBS Act for “emerging growth companies.”

Changes in Internal Control over Financial Reporting

There was no change in our internal controls over financial reporting during the quarter ended December 31, 2022, identified in connection with the evaluation required by Rules 13a‑15(d) and 15d‑15(d) of the Exchange Act that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information responsive to this item is incorporated herein by reference to our definitive proxy statement with respect to our 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 11. Executive Compensation.

Information responsive to this item is incorporated herein by reference to our definitive proxy statement with respect to our 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information responsive to this item is incorporated herein by reference to our definitive proxy statement with respect to our 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Information responsive to this item is incorporated herein by reference to our definitive proxy statement with respect to our 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 14. Principal Accounting Fees and Services.

Information responsive to this item is incorporated herein by reference to our definitive proxy statement with respect to our 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

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

Item 16. Form 10-K Summary.

None.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of the Registrant.	10-Q	001-39045	3.1	August 9, 2021

3.2	Amended and Restated Bylaws of the Registrant.	8-K	001-39045	3.1	March 21, 2023

4.1	Specimen common stock certificate of the Registrant.	S-1/A	333-233365	4.1	September 3, 2019

4.2	Amended and Restated Investor Rights Agreement, by and among the Registrant and certain of its stockholders, dated as of June 28, 2019.	S-1	333-233365	4.2	August 19, 2019

4.3	Description of Securities	10-K	001-39045	4.3	March 29, 2022

4.4	Form of Pre-Funded Warrant	8-K	001-39045	4.1	December 9, 2020

4.5	Form of Registration Rights Agreement, by and between the Registrant and certain securityholders.	8-K	001-39045	10.1	December 7, 2020

10.1+	Amended and Restated 2010 Stock Plan and forms of agreements thereunder.	S-1	333-233365	10.1	August 19, 2019

10.2+	2018 Omnibus Incentive Plan and forms of agreements thereunder.	S-1/A	333-233365	10.2	September 3, 2019

10.3+	Amended and Restated 2018 Omnibus Incentive Plan, amended July 30, 2020, and forms of agreements thereunder.	10-Q	001-39045	10.2	November 5, 2020

10.4+	Amended and Restated 2019 Employee Stock Purchase Plan, amended May 1, 2022, and forms of agreements thereunder.

10.5+	Form of Indemnification Agreement, by and between the Registrant and each of its directors and executive officers.	S-1/A	333-233365	10.5	September 3, 2019

10.6+	Confirmatory Employment Letter, by and between Fred Schwarzer and the Registrant, effective as of August 19, 2019.	S-1	333-233365	10.6	August 19, 2019

10.7+	Confirmatory Employment Letter, by and between Bruce Keyt and the Registrant, effective as of August 19, 2019.	S-1	333-233365	10.9	August 19, 2019

10.8+	Confirmatory Employment Letter, by and between Misbah Tahir and the Registrant, effective as of August 19, 2019.	S-1	333-233365	10.10	August 19, 2019

10.9+	Employment Agreement, by and between Lisa Decker and the Registrant, dated as of February 25, 2021.	10-Q	001-39045	10.1	May 6, 2021

10.10+	Employment Agreement by and between George Gauthier and the Registrant, dated as of February 10, 2021.	10-Q	001-39045	10.2	May 6, 2021

10.11+	Employment Agreement by and between Chris Takimoto and the Registrant, dated as of July 29, 2021	10-Q	001-39045	10.2	August 9, 2021

10.12+	Change in Control and Severance Policy.	S-1	333-233365	10.11	August 19, 2019

10.13+	Outside Director Compensation Policy (as amended and restated on March 16, 2023).

10.14+	Executive Incentive Compensation Plan.	S-1	333-233365	10.13	August 19, 2019

10.15	Lease by and between Real Property Investments, LLC and the Registrant, dated February 27, 2019.	S-1	333-233365	10.14	August 19, 2019

10.16	Nominating Agreement, by and among 667, L.P., Baker Brothers Life Sciences, L.P. and the Registrant, dated as of June 28, 2019.	S-1	333-233365	10.15	August 19, 2019

10.17	Nominating Agreement, by and between Haldor Topsøe Holding A/S and the Registrant, dated as of June 28, 2019.	S-1	333-233365	10.16	August 19, 2019

10.18	Nominating Agreement, by and among Redmile Biopharma Investments II, L.P., RAF, L.P., Redmile Strategic Master Fund, LP and the Registrant, dated as of June 28, 2019.	S-1	333-233365	10.17	August 19, 2019

10.19	First Amendment to Lease between IGM Biosciences, Inc. and Real Property Investments, LLC effective July 1, 2021.	10-Q	001-39045	10.1	August 9, 2021

10.20*	Collaboration and License Agreement by and between the Registrant and Genzyme Corporation, dated March 28, 2022	8-K	001-39045	10.1	March 29, 2022

21.1	Subsidiaries of the Registrant

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney (reference is made to the signature page hereto).

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

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

IGM Biosciences, Inc.

Date: March 30, 2023	By:	/s/ Fred Schwarzer
Fred Schwarzer
Chief Executive Officer and President (Principal Executive Officer)

Date: March 30, 2023	By:	/s/ Misbah Tahir
Misbah Tahir
Chief Financial Officer (Principal Financial Officer)

Date: March 30, 2023	By:	/s/ Steven Weber
Steven Weber
Senior Vice President, Corporate Controller (Principal Accounting Officer)

POWER OF ATTORNEY

KNOW ALL BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Fred Schwarzer, Misbah Tahir, and Steven Weber, each of them as his true and lawful attorneys-in-fact and agents, each with the full power of substitution, for him in his name, place or stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming that said attorneys-in-fact and agents, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Fred Schwarzer	Chief Executive Officer, President and Director (Principal Executive Officer)	March 30, 2023
Fred Schwarzer

/s/ Misbah Tahir	Chief Financial Officer (Principal Financial Officer)	March 30, 2023
Misbah Tahir

/s/ Steven Weber	Senior Vice President, Corporate Controller (Principal Accounting Officer)	March 30, 2023
Steven Weber

/s/ Michael Loberg, Ph.D.	Chair of the Board of Directors	March 30, 2023
Michael Loberg, Ph.D.

/s/ Felix Baker, Ph.D.	Director	March 30, 2023
Felix Baker, Ph.D.

/s/ M. Kathleen Behrens, Ph.D.	Director	March 30, 2023
M. Kathleen Behrens, Ph.D.

/s/ Julie Hambleton, M.D.	Director	March 30, 2023
Julie Hambleton, M.D.

/s/ Michael Lee	Director	March 30, 2023
Michael Lee

/s/ William Strohl, Ph.D.	Director	March 30, 2023
William Strohl, Ph.D.

/s/ Christina Teng Topsøe	Director	March 30, 2023
Christina Teng Topsøe

/s/ Jakob Haldor Topsøe	Director	March 30, 2023
Jakob Haldor Topsøe