Form 10-Q
period 2023-03-31
IGM Biosciences, Inc.
filed 2023-05-12
CIK 1496323

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 4, 2023, the registrant had 29,508,089 shares of common stock, $0.01 par value per share, and 13,687,883 shares of non-voting common stock, $0.01 par value per share, outstanding.

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

In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will” or “would,” or the negative of these terms or other similar expressions. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about: the therapeutic applications for our IgM antibodies; the advantages of the properties of our IgM bispecific antibodies; the timing of the initiation, progress and potential results of our preclinical studies, clinical trials and our discovery programs; our ability to utilize our IgM antibody platform to generate and advance additional product candidates; our ability to advance product candidates into, and successfully complete, clinical trials; the timing or likelihood of regulatory filings and approvals; our estimates of the number of patients who suffer from the diseases we are targeting and the number of patients that may enroll in our clinical trials; the commercializing of our product candidates, if approved; whether, and for how long, we will rely on third parties to manufacture our product candidates for preclinical and clinical testing and to package, label, store and distribute our investigational product candidates; our ability and the potential to successfully manufacture and supply our product candidates for clinical trials and for commercial use, if approved; potential business disruptions affecting drug discovery, our preclinical studies or the initiation, patient enrollment, development and operation of our clinical trials; the sufficiency of our backup to our master cell banks; expectations regarding our collaboration agreement with Genzyme Corporation, a wholly owned subsidiary of Sanofi (Sanofi), including all financial aspects of the collaboration, the potential benefits and results of the collaboration, as well as plans and objectives with respect to the collaboration; future strategic arrangements and/or collaborations and the potential benefits of such arrangements; our expectations regarding the impact of macroeconomic conditions, such as inflation, supply chain disruptions and economic volatility, on our business; our expectations regarding the impact of the health epidemics, such as the COVID-19 pandemic, on our business; our anticipated use of our existing resources; our estimates regarding expenses, future revenue, capital requirements and needs for additional financing and our ability to obtain additional capital; the sufficiency of our existing cash, cash equivalents, and marketable securities to fund our future operating expenses and capital expenditure requirements; our ability to retain the continued service of our key personnel and to identify, hire and retain additional qualified professionals; the implementation of our business model, strategic plans for our business and product candidates; the scope of protection we are able to establish and maintain for intellectual property rights, including our IgM platform, product candidates and discovery programs; our ability to contract with third-party suppliers and manufacturers and their ability to perform adequately; the pricing, coverage and reimbursement of our product candidates, if approved; developments relating to our competitors and our industry, including competing product candidates and therapies; and the ability of our clinical trials to demonstrate the safety and efficacy of our product candidates, and other positive results.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

IGM Biosciences, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except share and per share data)

	March 31,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$140,164	$121,231
Restricted cash	658	689
Marketable securities	233,232	305,931
Prepaid expenses and other current assets	10,702	10,570
Total current assets	384,756	438,421
Property, plant and equipment, net	36,731	33,484
Operating lease right-of-use assets	39,098	39,591
Other non-current assets	2,157	2,003
Total assets	$462,742	$513,499

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,972	$2,512
Accrued liabilities	29,637	33,621
Lease liabilities	6,426	5,816
Deferred revenue	3,597	2,736
Total current liabilities	43,632	44,685
Lease liabilities, non-current	34,868	35,356
Deferred revenue, non-current	144,812	146,195
Total liabilities	223,312	226,236
Commitments and contingencies (Note 5)

Stockholders' equity:
Preferred stock, $0.01 par value; 200,000,000 shares authorized as of March 31, 2023 and December 31, 2022; no shares issued and outstanding as of March 31, 2023 and December 31, 2022	—	—
Common stock, $0.01 par value; 1,000,000,000 shares authorized as of March 31, 2023 and December 31, 2022; 29,500,073 and 29,394,436 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	295	294
Non-voting common stock, $0.01 par value; 200,000,000 shares authorized as of March 31, 2023 and December 31, 2022; 13,687,883 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	137	137
Additional paid-in-capital	873,480	862,359
Accumulated other comprehensive loss	(347)	(701)
Accumulated deficit	(634,135)	(574,826)
Total stockholders’ equity	239,430	287,263
Total liabilities and stockholders’ equity	$462,742	$513,499

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IGM Biosciences, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(in thousands, except share and per share data)

	Three Months Ended
	March 31,
	2023	2022
Collaboration revenue	$522	$—

Operating expenses:
Research and development	50,894	38,875
General and administrative	13,002	13,081
Total operating expenses	63,896	51,956
Loss from operations	(63,374)	(51,956)

Other income (expense):
Interest income	4,172	54
Other income (expense)	(20)	8
Total other income (expense)	4,152	62
Loss before income tax expense	(59,222)	(51,894)
Income tax expense	(87)	—
Net loss	$(59,309)	$(51,894)

Net loss per share, basic and diluted	$(1.33)	$(1.53)
Weighted-average common shares outstanding, basic and diluted	44,466,764	33,838,895

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IGM Biosciences, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2023	2022
Net loss	$(59,309)	$(51,894)
Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities	354	(127)
Comprehensive loss	$(58,955)	$(52,021)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IGM Biosciences, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(in thousands, except share amounts)

			Non-Voting		Additional	Accumulated Other		Total
	Common Stock		Common Stock		Paid-In-	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
Balance—December 31, 2022	29,394,436	$294	13,687,883	$137	$862,359	$(701)	$(574,826)	$287,263
Exercise of stock options	40,774	—	—	—	75	—	—	75
Vest of restricted stock units	64,863	1	—	—	(1)	—	—	—
Unrealized gain on marketable securities	—	—	—	—	—	354	—	354
Stock-based compensation expense	—	—	—	—	11,047	—	—	11,047
Net loss	—	—	—	—	—	—	(59,309)	(59,309)
Balance—March 31, 2023	29,500,073	$295	13,687,883	$137	$873,480	$(347)	$(634,135)	$239,430

			Non-Voting		Additional	Accumulated Other		Total
	Common Stock		Common Stock		Paid-In-	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
Balance—December 31, 2021	26,066,818	$261	6,431,205	$64	$598,373	$(66)	$(353,724)	$244,908
Exercise of stock options	23,432	—	—	—	133	—	—	133
Vest of restricted stock units	1,713	—	—	—	—	—	—	—
Unrealized loss on marketable securities	—	—	—	—	—	(127)	—	(127)
Stock-based compensation expense	—	—	—	—	11,499	—	—	11,499
Net loss	—	—	—	—	—	—	(51,894)	(51,894)
Balance—March 31, 2022	26,091,963	$261	6,431,205	$64	$610,005	$(193)	$(405,618)	$204,519

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IGM Biosciences, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(59,309)	$(51,894)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,664	1,224
Stock-based compensation expense	11,047	11,499
Purchase of net discount (premium) on marketable securities	1,705	(20)
Net (accretion of discounts) amortization of premiums on marketable securities	(2,487)	165
Non-cash lease expense	1,323	1,001
Changes in assets and liabilities:
Prepaid expenses and other current assets	(58)	933
Other non-current assets	(154)	29
Accounts payable	1,604	(1,244)
Accrued liabilities	(5,102)	362
Lease liabilities, net	(708)	(944)
Deferred revenue	(522)	—
Net cash used in operating activities	(50,997)	(38,889)

Cash flows from investing activities:
Purchases of property, plant and equipment	(3,937)	(2,977)
Purchases of marketable securities	(89,274)	(40,126)
Proceeds from maturities and sales of marketable securities	163,035	24,000
Net cash provided by (used in) investing activities	69,824	(19,103)

Cash flows from financing activities:
Proceeds from exercise of stock options	75	133
Payment of deferred offering costs	—	(61)
Net cash provided by financing activities	75	72
Net increase (decrease) in cash, cash equivalents, and restricted cash	18,902	(57,920)

Cash, cash equivalents, and restricted cash
Beginning of period	121,920	134,035
End of period	$140,822	$76,115

Reconciliation of cash, cash equivalents, and restricted cash
Cash and cash equivalents	$140,164	$75,417
Restricted cash	658	698
Cash, cash equivalents, and restricted cash	$140,822	$76,115

Supplemental disclosure of non-cash investing and financing activities:
Right-of-use assets recognized in exchange for lease obligations	$830	$2,093
Unpaid amounts related to purchase of property, plant and equipment	$2,439	$231
Unpaid amounts related to offering costs for public offering	$—	$460

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP), as defined by the Financial Accounting Standards Board (FASB), and applicable rules and regulations of the Securities and Exchange Commission (SEC) regarding interim financial reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP have been condensed or omitted, and accordingly the balance sheet as of December 31, 2022 has been derived from the audited financial statements at that date but does not include all of the information required by GAAP for complete financial statements. These unaudited interim condensed consolidated financial statements have been prepared on the same basis as the Company’s annual financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments which are necessary for a fair statement of the Company’s financial information. The interim results of operations for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any other interim period or for any other future year.

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

The accompanying interim unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and the related notes thereto for the year ended December 31, 2022, included in the Company’s Annual Report on Form 10-K filed with the SEC on March 30, 2023.

Liquidity

The Company has incurred net operating losses and negative cash flows from operations since its inception and had an accumulated deficit of $634.1 million as of March 31, 2023. As of March 31, 2023, the Company had cash, cash equivalents, and marketable securities of $373.4 million. Management believes that the existing financial resources are sufficient to continue operating activities at least one year past the issuance date of these condensed consolidated financial statements. The Company has historically financed its operations primarily through the sale of common stock and pre-funded warrants in its public offerings, the sale of convertible preferred stock and issuance of unsecured promissory notes in private placements, and funding received from our collaboration partners. To date, none of the Company’s product candidates have been approved for sale, and the Company has not generated any product revenue since inception. Management expects operating losses to continue and increase for the foreseeable future, as the Company progresses its planned research and development activities for its product candidates. The Company’s prospects are subject to risks, expenses and uncertainties frequently encountered by companies in the biotechnology industry as discussed below. While the Company has been able to raise multiple rounds of financing, there can be no assurance that in the event the Company requires additional financing, such financing will be available on terms which are favorable or at all. Failure to raise sufficient capital when needed or generate sufficient cash flow from operations would impact the ability to pursue business strategies and could require the Company to delay, scale back or discontinue one or more product development programs, or other aspects of the Company's business objectives.

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

Concentration of Credit Risk and Other Risks and Uncertainties

Financial instruments that potentially subject the Company to a concentration of credit risk consist primarily of cash, cash equivalents, and marketable securities. The Company invests in money market funds, U.S. treasury securities, corporate bonds, commercial paper, and U.S. government agency securities. The Company maintains bank deposits in federally insured financial institutions and these deposits may exceed federally insured limits. The Company is exposed to credit risk in the event of a default by the financial institutions holding its cash, cash equivalents, and restricted cash, and bond issuers to the extent recorded on the balance sheets. The Company’s investment policy limits investments to high credit quality securities issued by the U.S. government and its agencies, highly rated banks, and corporate issuers, subject to certain concentration limits and restrictions on maturities. The Company has not experienced any material losses on its deposits of cash, cash equivalents, and marketable securities.

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

Cash, Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments with original maturities of three months or less from the date of purchase to be cash and cash equivalents. Cash equivalents consist primarily of amounts invested in money market funds, commercial paper, U.S. treasury securities, and U.S. government agency securities and are stated at fair value. Restricted cash consists of the remaining unused portion of a grant received from a non-profit organization which the Company will continue to utilize as it incurs expenses for services performed under the grant agreement.

Marketable Securities

The Company’s marketable securities have been classified and accounted for as available-for-sale securities. Fixed income securities consist of U.S. treasury securities, U.S. government agency securities, corporate bonds, and commercial paper. The specific identification method is used to determine the cost basis of fixed income securities sold. These securities are recorded on the condensed consolidated balance sheet at fair value. Unrealized gains and losses on these securities are included as a separate component of accumulated other comprehensive loss. The cost of marketable securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion are included in other income (expense). All available-for-sale securities are considered available to support current operations and are classified as current assets. The Company presents any credit losses identified as an allowance rather than as a reduction in the amortized cost of the available-for-sale securities.

For available-for-sale debt securities in an unrealized loss position, the Company first assesses whether it intends to sell, or it is more likely than not that it will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value and recognized in other income (expense) in the statement of operations. If neither criteria is met, the Company evaluates whether the decline in fair value is related to credit-related factors or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. Credit-related impairment losses, limited by the amount that the fair value is less than the amortized cost basis, are recorded through an allowance for credit losses in other income (expense).

Any unrealized losses from declines in fair value below the amortized cost basis as a result of non-credit factors are recognized in accumulated other comprehensive income (loss), net of tax as a separate component of stockholders’ equity, along with unrealized gains. Realized gains and losses and declines in fair value, if any, on available-for-sale securities are included in other income (expense) in the statement operations.

For purposes of identifying and measuring credit-related impairments, the Company’s policy is to exclude applicable accrued interest from both the fair value and amortized cost basis of the related security. The Company has elected to write-off uncollectible accrued interest receivable balances in a timely manner, which is defined by the Company as when interest due becomes 90 days delinquent. The accrued interest write-off will be recorded by reversing interest income. Accrued interest receivable is recorded to prepaid expenses and other current assets on the condensed consolidated balance sheet.

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

Leases

The Company determines if an arrangement is a lease at inception. In addition, the Company determines whether leases meet the classification criteria of a finance or operating lease at the lease commencement date considering: (1) whether the lease transfers ownership of the underlying asset to the lessee at the end of the lease term, (2) whether the lease grants the lessee an option to purchase the underlying asset that the lessee is reasonably certain to exercise, (3) whether the lease term is for a major part of the remaining economic life of the underlying asset, (4) whether the present value of the sum of the lease payments and residual value guaranteed by the lessee equals or exceeds substantially all of the fair value of the underlying asset, and (5) whether the underlying asset is of such a specialized nature that it is expected to have no alternative use to the lessor at the end of the lease term. As of March 31, 2023, the Company's lease population consisted of real estate leases and the Company did not have finance leases.

Operating leases are included in operating lease ROU assets and lease liabilities in the Company’s condensed consolidated balance sheet. ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. In determining the present value of lease payments, the Company uses its incremental borrowing rate based on the information available at the lease commencement date if the rate implicit in the lease is not readily determinable. The Company determines the incremental borrowing rate based on an analysis of corporate bond yields with a credit rating similar to the Company.

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

Impairment of Long-Lived Assets

The Company evaluates the carrying amount of its long-lived assets, such as property and equipment, whenever events or changes in circumstances indicate that the assets may not be recoverable. An impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition are less than the carrying amount of the asset. There were no impairments of long-lived assets for the three months ended March 31, 2023 and 2022.

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

As actual costs become known, the Company adjusts its accruals. Although the Company does not expect its estimates to be materially different from amounts actually incurred, such estimates for the status and timing of services performed relative to the actual status and timing of services performed may vary and could result in the Company reporting amounts that are too high or too low in any particular period. The Company’s accrual is dependent, in part, upon the receipt of timely and accurate reporting from CROs and other third-party vendors. Variations in the assumptions used to estimate accruals including, but not limited to, the number of patients enrolled, the rate of patient enrollment and the actual services performed, may vary from the Company’s estimates, resulting in adjustments to clinical trial expenses in future periods. Changes in these estimates that result in material changes to the Company’s accruals could materially affect its financial condition and results of operations. Through March 31, 2023, there have been no material differences from the Company’s estimated accrued research and development expenses to actual expenses.

Acquired In-Process Research and Development Expenses

The Company has entered into agreements (see Note 5 – License Agreements) with third parties to acquire the rights to develop and potentially commercialize certain products. Such agreements generally require an initial payment by the Company when the contract is executed. The purchase of license rights for use in research and development activities, including product development, are expensed as incurred and are classified as research and development expense. Additionally, the Company may be obligated to make future royalty payments in the event the Company commercializes the technology and achieves a certain sales volume. In accordance with ASC Topic 730, Research and Development (Topic 730), expenditures for research and development, including upfront licensing fees and milestone payments associated with products not yet been approved by the FDA, are charged to research and development expense as incurred. Future contract milestone and /or royalty payments will be recognized as expense after the achievement of the milestone and the corresponding milestone payment is legally due.

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

The Company accounts for income tax contingencies using a benefit recognition model. If it considers that a tax position is more likely than not to be sustained upon audit, based solely on the technical merits of the position, it recognizes the benefit. The Company measures the benefit by determining the amount that is greater than 50% likely of being realized upon settlement, presuming that the tax position is examined by the appropriate taxing authority that has full knowledge of all relevant information. The Company is subject to taxation in the United States federal jurisdiction, and various state jurisdictions. Due to the Company’s net operating loss carryforwards, the Company's income tax returns remain subject to examination by federal and state tax authorities for all tax years. The Company’s policy is to recognize interest expense and penalties related to income tax matters as a component of income tax expense. As of March 31, 2023, there were no significant accruals for interest related to unrecognized tax benefits or tax penalties.

Comprehensive Loss

Comprehensive loss represents the net loss for the period and other comprehensive loss. Other comprehensive loss reflects certain gains and losses that are recorded as a component of stockholders’ equity and are not reflected in the condensed consolidated statements of operations. The Company’s other comprehensive loss consists of changes in unrealized gains and losses on available-for-sale securities.

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

Reclassification

Certain reclassifications have been made to prior period amounts to conform to current period presentation. These reclassifications did not have an impact on the Company’s results of operations or financial position as of March 31, 2023 and December 31, 2022.

Recently Adopted Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires that financial assets measured at amortized cost be presented at the net amount expected to be collected. The measurement of expected credit losses is based on historical experience, current conditions, and reasonable and supportable forecasts that affect collectability. This ASU also eliminates the concept of “other-than-temporary” impairment when evaluating available-for-sale debt securities and instead focuses on determining whether any impairment is a result of a credit loss or other factors. An entity will recognize an allowance for credit losses on available-for-sale debt securities rather than an other-than-temporary impairment that reduces the cost basis of the investment. The Company adopted ASU 2016-13 on January 1, 2023, using the modified retrospective approach, and no cumulative effect adjustment to accumulated deficit was needed as of the adoption date. Additionally, no prior period amounts were adjusted. The adoption of ASU 2016-13 did not have a material impact on the Company’s condensed consolidated financial statements and all current period amounts are reported under the Available-for-Sale Debt Securities Impairment Model (ASC 326-30).

Note 3. Fair Value Measurement

The Company measures and reports certain financial instruments as assets and liabilities at fair value on a recurring basis. The following tables set forth the fair value of the Company’s financial assets, which consist of cash equivalents and marketable securities measured and recognized at fair value (in thousands):

		March 31, 2023
	Fair Value Hierarchy Level	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash equivalents:
Money market funds	Level 1	$44,535	$—	$—	$44,535
U.S. treasury securities	Level 1	14,931	5	—	14,936
Commercial paper	Level 2	54,866	—	(8)	54,858
U.S. government agency securities	Level 2	22,185	8	—	22,193
Marketable securities:
U.S. treasury securities	Level 1	111,569	39	(179)	111,429
Corporate bonds	Level 2	27,613	—	(33)	27,580
Commercial paper	Level 2	57,553	—	(62)	57,491
U.S. government agency securities	Level 2	36,849	4	(121)	36,732
Total		$370,101	$56	$(403)	$369,754

		December 31, 2022
	Fair Value Hierarchy Level	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash equivalents:
Money market funds	Level 1	$26,718	$—	$—	$26,718
Commercial paper	Level 2	66,732	—	(16)	66,716
U.S. government agency securities	Level 2	20,477	7	—	20,484
Marketable securities:
U.S. treasury securities	Level 1	127,234	6	(318)	126,922
Corporate bonds	Level 2	12,531	2	(3)	12,530
Commercial paper	Level 2	142,726	—	(195)	142,531
U.S. government agency securities	Level 2	24,132	—	(184)	23,948
Total		$420,550	$15	$(716)	$419,849

The Company evaluates transfers between levels at the end of each reporting period. There were no transfers between Levels 1, 2 and 3 during the three months ended March 31, 2023 and 2022. As of March 31, 2023 and December 31, 2022, there were no financial instruments classified as Level 3.

The following table summarizes the available-for-sale securities in an unrealized loss position for which an allowance for credit losses has not been recorded as of March 31, 2023 and December 31, 2022, aggregated by major security type and length of time in a continuous unrealized loss position:

	March 31, 2023
	Less than 12 months		Greater than 12 months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. treasury securities	$65,954	$(179)	$—	$—	$65,954	$(179)
Corporate bonds	27,580	(33)	—	—	27,580	(33)
Commercial paper	75,935	(70)	—	—	75,935	(70)
U.S. government agency securities	26,885	(121)	—	—	26,885	(121)
Total	$196,354	$(403)	$—	$—	$196,354	$(403)

	December 31, 2022
	Less than 12 months		Greater than 12 months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. treasury securities	$99,870	$(318)	$—	$—	$99,870	$(318)
Corporate bonds	2,848	(3)	—	—	2,848	(3)
Commercial paper	127,163	(211)	—	—	127,163	(211)
U.S. government agency securities	23,948	(184)	—	—	23,948	(184)
Total	$253,829	$(716)	$—	$—	$253,829	$(716)

As of March 31, 2023 and December 31, 2022, the Company held 54 and 69 debt securities, respectively, with an unrealized loss position. The Company evaluated its securities for credit losses and considered the decline in market value to be primarily attributable to current economic and market conditions and not to a credit loss or other factors. Additionally, the Company does not intend to sell the securities in an unrealized loss position and does not expect they will be required to sell the securities before recovery of the unamortized cost basis. As of March 31, 2023 and December 31, 2022, an allowance for credit losses has not been recognized. Given our intent and ability to hold such securities until recovery, and the lack of significant change in credit risk of these investments, we do not consider these marketable securities impaired as of March 31, 2023 and December 31, 2022.

There were no realized gains or losses on marketable securities for the three months ended March 31, 2023 and 2022. Interest on marketable securities is included in interest income. As of March 31, 2023 and December 31, 2022, the Company had accrued interest receivable of $0.6 million and $0.5 million, respectively, which was included in prepaid expenses and other current assets on the condensed consolidated balance sheet.

The following table summarizes the contractual maturities of the Company’s cash equivalents and marketable securities as of March 31, 2023 and December 31, 2022 at estimated fair value (in thousands):

	March 31,	December 31,
	2023	2022
Due in less than one year	$363,404	$419,849
Due in more than one year	6,350	—
Total	$369,754	$419,849

Note 4. Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2023	2022
Accrued research and development materials and services	$19,144	$20,747
Accrued professional services	2,728	1,759
Accrued compensation	7,402	10,920
Other	363	195
Total accrued liabilities	$29,637	$33,621

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

During the three months ended March 31, 2023 and 2022, the Company recorded $0.3 million and $0.1 million, respectively, as research and development expense in our condensed consolidated statements of operations related to license agreements.

As of March 31, 2023, the Company’s license agreements for technologies optioned by the Company, including the Medivir agreement described below, included potential future payments for development, regulatory, and sales milestones totaling approximately $357.9 million plus royalties on net sales that range from single digits to mid-teens.

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

Note 6. Stockholders' Equity

Common Stock and Non-Voting Common Stock

As of March 31, 2023 and December 31, 2022, the Company’s certificate of incorporation authorized the Company to issue 1,200,000,00 shares of common stock (including 200,000,000 shares of non-voting common stock) and 200,000,000 shares of preferred stock, at a par value of $0.01 per share. Each share of common stock (excluding non-voting common stock) is entitled to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the Company’s Board of Directors, subject to prior rights of the preferred stockholders. As of March 31, 2023 and December 31, 2022, no dividends have been declared.

The Company had reserved common stock, on an as-converted basis, for future issuance as follows:

	March 31,	December 31,
	2023	2022
Stock options, issued and outstanding	5,972,087	5,802,317
Restricted stock units	350,814	401,180
Stock options and restricted stock units, future issuance	2,808,852	1,310,601
Employee stock purchase plan, available for future grants	1,539,855	1,109,032
Pre-funded warrants	1,334,332	1,334,332
Total	12,005,940	9,957,462

Pre-Funded Warrants

In December 2020, the Company issued pre-funded warrants to purchase up to 1,334,332 shares of common stock in an underwritten public offering at the offering price of the common stock, less the $0.01 per share exercise price of each warrant and were issued to two separate related party affiliates. The pre-funded warrants were recorded as a component of stockholders’ equity within additional paid-in-capital and will expire on the date any such warrant is exercised in full.

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

The outstanding pre-funded warrants to purchase shares of common stock are exercisable at any time after their original issuance. However, the Company may not affect the exercise of any pre-funded warrants, and a holder will not be entitled to exercise any portion of any pre-funded warrants that, upon giving effect to such exercise, would cause: (i) the aggregate number of shares of the Company’s common stock beneficially owned by such holder (together with its affiliates) to exceed 9.99% of the number of shares of the Company’s common stock outstanding immediately after giving effect to the exercise; or (ii) the combined voting power of the Company’s securities beneficially owned by such holder (together with its affiliates) to exceed 9.99% of the combined voting power of all of the Company’s securities outstanding immediately after giving effect to the exercise, as such percentage ownership is determined in accordance with the terms of the pre-funded warrants. However, any holder of a pre-funded warrant may increase or decrease such percentage to any other percentage not in excess of 19.99% upon at least 61 days’ prior notice from the holder to the Company. As of March 31, 2023, no shares underlying the pre-funded warrants had been exercised. All of the outstanding pre-funded warrants are included in the weighted-average number of shares of common stock used to calculate basic net loss per share attributable to common stockholders (see Note 11 – Net Loss Per Share Attributable to Common Stockholders).

Note 7. Sanofi Agreement

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

To determine the transaction price, the Company evaluated all the payments to be received during the duration of the contract. In May 2022, the Company received a $150.0 million upfront payment as part of the Sanofi Agreement. Additionally, in April 2022, Sanofi purchased non-voting common stock in connection with the Company’s public common stock offering. The Company concluded that at inception and as of March 31, 2023, the transaction price was $150.0 million and was comprised solely of the fixed non-refundable upfront payment. No consideration received from Sanofi as part of the April 2022 offering was deemed necessary to include in the transaction price as Sanofi purchased the shares at the same offering price as the other participating investors.

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

For the three months ended March 31, 2023, the Company recognized collaboration revenue from a customer related to the Sanofi Agreement of $0.5 million. As of March 31, 2023, $148.4 million was recorded as deferred revenue, of which $3.6 million was current, on the condensed consolidated balance sheet related to the Sanofi Agreement. The deferred revenue is expected to be recognized over the research and development period of the programs through the completion of Phase 1 clinical trials.

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

The following table presents changes in the Company’s customer contract liabilities for the periods presented (in thousands):

Three Months Ended March 31, 2023	December 31, 2022	Additions	Deductions	March 31, 2023
Contract liabilities:
Deferred revenue	$148,931	$—	$(522)	$148,409

The Company had no customer contract liabilities during the three months ended March 31, 2022 and no customer contract assets during the three months ended March 31, 2023 and 2022.

Note 8. Stock-Based Compensation

The 2018 Omnibus Incentive Plan (the 2018 Plan) provides for an increase in the number of shares reserved for issuance on the first day of each fiscal year equal to the least of (i) 8,768,800 shares, (ii) 4% of the Company’s common stock and non-voting common stock outstanding at December 31 of the immediately preceding year, or (iii) such number of shares as determined by the Company’s Board of Directors. As a result of this provision, on January 1, 2023 and 2022, an additional 1,723,292 and 1,299,920 shares, respectively, became available for issuance under the 2018 Plan. As of March 31, 2023, the 2018 Plan had 2,808,852 shares of common stock available for future issuance.

Total stock-based compensation expense related to the Company’s equity incentive plan and employee stock purchase plan was recorded in the statements of operations as follows (in thousands):

	Three Months Ended
	March 31,
	2023	2022
Research and development	$6,439	$6,607
General and administrative	4,608	4,892
Total stock-based compensation expense	$11,047	$11,499

The following table summarizes the Company's stock awards granted for each of the periods indicated:

	For the Three Months Ended March 31,
	2023		2022
	Grants	Weighted Average Grant Date Fair Value	Grants	Weighted Average Grant Date Fair Value
Stock options	251,100	$16.84	1,859,642	$12.85
Restricted stock units	19,214	$20.06	374,755	$16.06

Note 9. Defined Contribution Plan

The Company sponsors a 401(k) retirement plan for its employees. This plan provides for tax-deferred salary deductions for all employees. Employee contributions are voluntary. Employees may contribute up to 100% of their annual compensation to this plan, as limited by an annual maximum amount as determined by the IRS. During the three months ended March 31, 2023, the Company provided $0.5 million in matching contributions to the 401(k) plan. There were no matching contributions in the three months March 31, 2022.

Note 10. Income Taxes

The Company’s income tax provision was $0.1 million for the three months ended March 31, 2023, representing an effective tax rate of (0.1)%. There was no tax provision for the three months ended March 31, 2022. The increase in the income tax provision for the three months ended March 31, 2023, as compared to the same period in 2022 was primarily due to recognizing deferred income in 2023 from the $150.0 million Sanofi upfront payment received in 2022 (See Note 7 – Sanofi Agreement).

The Company continuously evaluates the need for a valuation allowance based on all available evidence, both positive and negative. As of March 31, 2023, the Company continues to maintain a full valuation allowance on all of its deferred tax assets. The Company's effective tax rate for the three months ended March 31, 2023 differed from the federal statutory income tax rate primarily due to the full valuation allowance recorded on its net federal and state deferred tax assets and non-deductible stock-based compensation.

The Company files U.S. federal and state tax returns. The Company is not currently under any examinations in any jurisdictions where it files a tax return.

Note 11. Net Loss Per Share Attributable to Common Stockholders

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

The following equity instruments were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive for the periods presented:

	March 31,
	2023	2022
Stock options	5,972,087	5,538,692
Estimated shares issuable under the employee stock purchase plan	58,251	16,138
Unvested restricted stock units	350,814	715,397
Total	6,381,152	6,270,227

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

•
IGM-8444: An IgM antibody targeting Death Receptor 5 (DR5) proteins, currently being evaluated in multiple Phase 1 combination studies in subjects with relapsed and/or refractory solid and hematologic cancers and in a randomized combination trial for the treatment of colorectal cancer.
•
Imvotamab: A bispecific T cell engaging IgM antibody targeting CD20 and CD3 proteins, planned for evaluation in autoimmune diseases, including severe systemic lupus erythematosus (SLE) and rheumatoid arthritis (RA). We are also evaluating potential combination studies of imvotamab for the treatment of relapsed/refractory B cell non-Hodgkin’s lymphoma (NHL) patients and plan to conclude development of imvotamab as a monotherapy for NHL.
•
IGM-7354: An IgM antibody targeting the delivery of interleukin-15 (IL-15) to the area of PD-L1 expressing cells, currently in a Phase 1 clinical trial for the treatment of patients with relapsed and/or refractory solid tumor cancers.
•
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

We have incurred significant net losses to date. Our ability to generate product revenue sufficient to achieve profitability will depend on the successful development and eventual commercialization of one or more of our current or future product candidates. Our net losses were $59.3 million and $51.9 million for the three months ended March 31, 2023 and 2022, respectively. As of March 31, 2023, we had an accumulated deficit of $634.1 million. These losses have resulted primarily from costs incurred in connection with research and development activities and general and administrative costs associated with our operations. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future, and our net losses may fluctuate significantly from period to period, depending on the timing of and expenditures on our planned research and development activities.

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

We do not have any products approved for sale and have not generated any product revenue since inception. We have funded our operations primarily from the sale of common stock and pre-funded warrants in our public offerings, the sale of convertible preferred stock and the issuance of unsecured promissory notes in private placements, and payments from our collaboration partners.

Components of Results of Operations

Revenue

We have recognized collaboration revenue pursuant to a global collaboration and license agreement with Genzyme Corporation (Sanofi Agreement) and expect to recognize revenue in the future to the extent we satisfy our performance obligations under the Sanofi Agreement, including the generation, development, manufacturing and commercialization of IgM antibodies. We may also be entitled to receive payments pursuant to the Sanofi Agreement upon achievement of specified development, regulatory and commercial milestones, which will cause us to recognize additional revenue. As the recognition of future collaboration revenue will be based on costs incurred to date relative to total estimated costs at completion and the uncertainty of when the events underlying various milestones are resolved, we expect our collaboration revenue will fluctuate from period to period.

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

General and Administrative

Our general and administrative expenses consist primarily of personnel-related expenses for personnel in our executive, finance, corporate and other administrative functions, intellectual property, facilities and other allocated expenses, other expenses for outside professional services, including legal, human resources, audit and accounting services, and insurance costs. Personnel-related expenses consist of salaries, benefits, recruiting costs, and stock-based compensation. We expect our general and administrative expenses to increase for the foreseeable future as we increase our headcount to support our continued and expanding research activities and development of product candidates in the areas of hematology and oncology, autoimmunity and inflammation, and infectious diseases, and as a result of operating as a public company, including compliance with the rules and regulations of the Securities and Exchange Commission (SEC) and those of any national securities exchange on which our securities are traded, legal, auditing, additional insurance expenses, investor relations activities and other administrative and professional services. We also expect our intellectual property expenses to increase as we expand our intellectual property portfolio.

Interest Income

Interest income includes interest income earned on our cash, cash equivalents, marketable securities, and restricted cash and non-cash interest income related to accretion (amortization) of the discount (premium) on marketable securities.

Results of Operations

Comparison of Three Months Ended March 31, 2023 and 2022

The following table summarizes our results of operations for the three months ended March 31, 2023 and 2022, together with the changes in those items in dollars:

	Three Months Ended
	March 31,
(in thousands)	2023	2022	Change
Collaboration revenue	$522	$—	$522

Operating expenses:
Research and development	50,894	38,875	12,019
General and administrative	13,002	13,081	(79)
Total operating expenses	63,896	51,956	11,940
Loss from operations	(63,374)	(51,956)	(11,418)

Other income (expense)
Interest income	4,172	54	4,118
Other (expense) income	(20)	8	(28)
Total other income (expense)	4,152	62	4,090
Loss before income tax expense	(59,222)	(51,894)	(7,328)
Income tax expense	(87)	—	(87)
Net loss	$(59,309)	$(51,894)	$(7,415)

Collaboration Revenue

Collaboration revenue was $0.5 million for the three months ended March 31, 2023. The total revenue generated was in connection with the Sanofi Agreement and attributable to research activities to generate and develop oncology and immunology antibodies. As the Sanofi Agreement became effective in May 2022, we did not recognize any revenue for the three months ended March 31, 2022. Please refer to Note 7 – Sanofi Agreement to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional disclosures around revenue recognition.

Research and Development Expenses

The following table summarizes our research and development expenses incurred during the periods indicated:

	Three Months Ended
	March 31,
(in thousands)	2023	2022	Change
Direct expenses
Clinical stage programs (1)	$14,512	$14,641	$(129)
Preclinical stage programs	10,421	5,254	5,167
Indirect expenses
Personnel-related	20,611	15,638	4,973
Depreciation and facilities	5,350	3,342	2,008
Total research and development expenses	$50,894	$38,875	$12,019
(1)
The three months ended March 31, 2023 and 2022 includes direct expenses related to our active and completed clinical programs and the related preclinical costs prior to trial initiation.

Research and development expenses were $50.9 million and $38.9 million for the three months ended March 31, 2023 and March 31, 2022, respectively. The increase of $12.0 million was primarily driven by higher preclinical stage program expenses, personnel related expenses, and depreciation and facilities expenses.

Clinical stage direct program expenses decreased by $0.1 million, primarily driven by completing the Phase 1 clinical trials evaluating IGM-6268 in 2022 and the timing of manufacturing activities offset by increases in patient enrollment and trial initiation costs for IGM-8444, IGM-7354, and IGM-2644.

Preclinical stage program expenses increased by $5.2 million, primarily driven by a $3.3 million increase of manufacturing and research related activities and a $1.3 million increase of professional services.

Personnel-related expenses increased by $5.0 million to support our research and clinical development capabilities and was driven by an increase in headcount.

Depreciation and facilities expenses increased by $2.0 million, primarily due to an increase in rent expense under new lease agreements for additional research and development space, depreciation expense of our cGMP manufacturing facility, and infrastructure to support company growth.

General and Administrative Expenses

General and administrative expenses were $13.0 million and $13.1 million for the three months ended March 31, 2023 and March 31, 2022, respectively. The decrease of $0.1 million was primarily due to professional services.

Interest Income

Interest income was $4.2 million and $54 thousand for the three months ended March 31, 2023 and March 31, 2022, respectively. The increase of $4.1 million was primarily due to increasing yield rates and interest earned on our cash and investments.

Liquidity and Capital Resources

Sources of Liquidity

We are a clinical-stage biotechnology company with limited operating history, and due to our significant research and development expenditures, we have generated operating losses since our inception and have not generated any revenue from the sale of any products. We expect to continue incurring significant expenses and operating losses for the foreseeable future as we continue our research and development of our product candidates. Since our inception and through March 31, 2023, we have funded our operations primarily through the sale of common stock and pre-funded warrants in our public offerings, the sale of convertible preferred stock and the issuance of unsecured promissory notes in private placements, and payments from our collaboration partners.

As of March 31, 2023, we had cash, cash equivalents, and marketable securities of $373.4 million and an accumulated deficit of $634.1 million. Our material cash requirements include our operating expenses, which consist primarily of research and development expenditures related to our programs and related personnel costs, as well as our operating leases.

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

In November 2022, we filed a shelf registration on Form S-3 that was declared effective by the SEC for the potential offering, issuance, and sale by us of up to $400.0 million of our common stock, non-voting common stock, debt securities, preferred stock, and certain other securities.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Three Months Ended
	March 31,
(in thousands)	2023	2022
Net cash, cash equivalents, and restricted cash (used in) provided by:
Operating activities	$(50,997)	$(38,889)
Investing activities	69,824	(19,103)
Financing activities	75	72
Net increase (decrease) in cash, cash equivalents, and restricted cash	$18,902	$(57,920)

Cash Used in Operating Activities

For the three months ended March 31, 2023, net cash used in operating activities was $51.0 million, which consisted primarily of a net loss of $59.3 million and a net change of $4.9 million in our net operating assets and liabilities, partially offset by $13.3 million in non-cash charges. The net change in our operating assets and liabilities was primarily due to a decrease in net liabilities of $4.7 million due to the timing of payments related to clinical trials and compensation costs. The non-cash charges primarily consisted of stock-based compensation of $11.0 million, depreciation expense of $1.7 million, net discount purchase and accretion on marketable securities of $0.8 million, and lease expense of $1.3 million.

For the three months ended March 31, 2022, net cash used in operating activities was $38.9 million, which consisted of a net loss of $51.9 million, offset by $13.9 million in non-cash charges and $0.9 million net change in our net operating assets and liabilities. The non-cash charges primarily consisted of stock-based compensation of $11.5 million, depreciation expense of $1.2 million, non-cash lease expense of $1.0 million, and net accretion of discounts on marketable securities of $0.1 million. The net change in our operating assets and liabilities was primarily due to a decrease in accounts payable of $1.2 million, a decrease in net lease liabilities of $0.9 million, partially offset by a decrease in prepaid expenses of $0.9 million, and an increase in accrued liabilities of $0.4 million.

Cash Provided by (Used in) Investing Activities

For the three months ended March 31, 2023, net cash provided by investing activities was $69.8 million, which consisted of $163.0 million in maturities and sales of marketable securities, partially offset by $89.3 million in purchases of marketable securities and $3.9 million in purchases of property, plant, and equipment.

For the three months ended March 31, 2022, net cash used in investing activities was $19.1 million, which consisted of $40.1 million in purchases of marketable securities, and $3.0 million in purchases of property, plant, and equipment, primarily for research and development activities, partially offset by $24.0 million in maturities of marketable securities.

Cash Provided by Financing Activities

For the three months ended March 31, 2023, net cash provided by financing activities was $0.1 million due to proceeds from the exercise of stock options.

For the three months ended March 31, 2022, net cash provided by financing activities was $0.1 million due to proceeds from the exercise of stock options.

Contractual Obligations and Commitments

We have entered into leases for offices, laboratory, and manufacturing facilities in Mountain View, California, which includes our headquarters and main offices. Additionally, we have entered into a lease for office and laboratory space in Doylestown, Pennsylvania. As of March 31, 2023, future minimum lease commitments under these leases were $60.8 million.

In addition, we enter into agreements in the normal course of business with CROs, CMOs and other vendors for research and development services for operating purposes, which are generally cancelable upon written notice.

For product candidates that are currently in various research and development stages, we may be obligated to make up to $357.9 million of future development, regulatory, and commercial milestone and royalty payments associated with the optioned technologies in our license agreements. Payments under these agreements generally become due and payable upon achievement of certain milestones. Because the achievement of these milestones is not probable and payment is not required as of March 31, 2023, such contingencies have not been recorded in our condensed consolidated financial statements. Amounts related to contingent milestone payments are not yet considered contractual obligations as they are contingent on the successful achievement of certain milestones. See Note 5 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Recently Adopted Accounting Pronouncements

Please refer to Note 2 Summary of Significant Accounting Policies, to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional disclosures around recently adopted accounting pronouncements.

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

Our critical accounting policies are described in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Use of Estimates” in our Annual Report on Form 10-K filed with the SEC on March 30, 2023 and the notes to the condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q. During the three months ended March 31, 2023, there were no material changes to our critical accounting policies from those discussed in our Annual Report on Form 10-K filed with the SEC on March 30, 2023.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company,” as defined by Rule 12b-2 of the Exchange Act, and pursuant to Item 305 of Regulation S-K we are not required to provide quantitative and qualitative disclosures about market risk.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
▪
The use of engineered IgM antibodies is a novel and unproven therapeutic approach, and our development of our product candidates and our discovery programs may never lead to a marketable product.
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

Where possible, we plan to pursue accelerated development strategies in areas of high unmet need. We may seek an accelerated approval pathway for one or more of our product candidates from the FDA or comparable foreign regulatory authorities. Under the accelerated approval provisions in the Federal Food, Drug, and Cosmetic Act, and the FDA’s implementing regulations, the FDA may grant accelerated approval to a product candidate designed to treat a serious or life-threatening condition that provides meaningful therapeutic benefit over available therapies upon a determination that the product candidate has an effect on a surrogate endpoint or intermediate clinical endpoint that is reasonably likely to predict clinical benefit. The FDA considers a clinical benefit to be a positive therapeutic effect that is clinically meaningful in the context of a given disease, such as irreversible morbidity or mortality. For the purposes of accelerated approval, a surrogate endpoint is a marker, such as a laboratory measurement, radiographic image, physical sign, or other measure that is thought to predict clinical benefit, but is not itself a measure of clinical benefit. An intermediate clinical endpoint is a clinical endpoint that can be measured earlier than an effect on irreversible morbidity or mortality that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit. The accelerated approval pathway may be used in cases in which the advantage of a new drug over available therapy may not be a direct therapeutic advantage, but is a clinically important improvement from a patient and public health perspective. If granted, accelerated approval is usually contingent on the sponsor’s agreement to conduct, in a diligent manner, additional post-approval confirmatory clinical trials to verify and describe the drug’s clinical benefit. If such post-approval clinical trials fail to confirm the drug’s clinical benefit, the FDA may withdraw its approval of the drug. Further, in December 2022, the Consolidated Appropriations Act, 2023, including the Food and Drug Omnibus Reform Act (FDORA), was signed into law. FDORA made several changes to the FDA’s authorities and its regulatory framework, including, among other changes, reforms to the accelerated approval pathway, such as requiring the FDA to specify conditions for post-approval study requirements and setting forth procedures for the FDA to withdraw a product on an expedited basis for non-compliance with post-approval requirements. In March 2023, the FDA issued a draft guidance on clinical trial considerations for supporting accelerated approval of oncology therapeutics, noting that although single-arm trials have been commonly used to support accelerated approval, a randomized controlled trial is the preferred approach for more robust efficacy and safety assessment. To the extent the FDA requires us to amend the design of our clinical trials or requires additional trials to meet changes in the data requirements for approval, our clinical timelines and approval will be delayed, which can have an adverse effect on our business and operations.

Prior to seeking accelerated approval, we may seek feedback from the FDA or comparable foreign regulatory authorities and will otherwise evaluate our ability to seek and receive such accelerated approval. There can be no assurance that after our evaluation of the feedback and other factors we will decide to pursue or submit a Biologics License Application (BLA) for accelerated approval or any other form of expedited development, review or approval. Similarly, there can be no assurance that after subsequent feedback from the FDA, EMA or comparable foreign regulatory authorities, we will continue to pursue or apply for accelerated approval or any other form of expedited development, review or approval, even if we initially decide to do so. Furthermore, if we decide to submit an application for accelerated approval or under another expedited regulatory designation (e.g., Fast Track designation, Breakthrough Therapy designation or orphan drug designation), there can be no assurance that such submission or application will be accepted or that any expedited development, review or approval will be granted on a timely basis, or at all. The FDA, EMA or other comparable foreign regulatory authorities could also require us to conduct further clinical trials prior to considering our application or granting approval of any type. A failure to obtain accelerated approval or any other form of expedited development, review or approval for our product candidate would result in a longer time period to commercialization of such product candidate, could increase the cost of development of such product candidate and could harm our competitive position in the marketplace.

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

We may experience delays in our ongoing or future preclinical studies or clinical trials, and we do not know whether future preclinical studies or clinical trials will begin on time, need to be redesigned, enroll an adequate number of patients on time or be completed on schedule, if at all. For example, as a result of supply chain constraints and staffing issues at one of our CMOs, the filing date of our IND application for IGM-7354, which has been cleared by the FDA in November 2022, was adjusted and we may have to make further adjustments in the future, with respect to this or other programs. We also experienced questions from the FDA on issues related to starting dose and sequencing of healthy volunteers and patients, delivery device and non-drug substance formulation components that delayed our original plans to advance IGM-6268, a former clinical candidate, into the clinic. The commencement or completion of our clinical trials could be substantially delayed or prevented by many factors, including:

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

All of our product candidates and discovery programs are in preclinical development or early stage clinical development, and not all adverse effects of drugs can be predicted or anticipated. Unforeseen side effects from our product candidates could arise at any time during clinical development or, if approved by regulatory authorities, after the approved product has been marketed. We have initiated Phase 1 clinical trials for the following product candidates: imvotamab, IGM-8444, IGM-7354, and IGM-2644. We have only disclosed early safety data in humans from our Phase 1 clinical trials of imvotamab and IGM-8444. Our preclinical and our discovery programs have not been tested on humans at all. We are encouraged by the safety profile of imvotamab in our Phase 1 clinical trial for the treatment of relapsed/refractory NHL, and we have observed a relatively low rate of cytokine release syndrome (CRS) in the patients dosed to date, with the majority of cases being Grade 1 and 2 in severity. However, we may see cases of serious CRS in future patients, which may delay our clinical testing of imvotamab or delay or prevent marketing approval in the future.

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

Also, historically IgM antibodies have been particularly difficult to manufacture and CMOs have limited experience in the manufacturing of IgM antibodies. The process of manufacturing our product candidates is extremely susceptible to product loss due to contamination, equipment failure or improper installation or operation of equipment, vendor or operator error, contamination and inconsistency in yields, variability in product characteristics, difficulties in scaling the production process and shipping issues. Even minor deviations from normal manufacturing processes could result in reduced production yields, product defects and other supply disruptions. For example, as a result of supply chain constraints and staffing issues at one of our CMOs, we have previously adjusted the anticipated filing date of our IND application for IGM-7354, which has been cleared by the FDA in November 2022, and we have had to make certain other adjustments, and we may have to make further adjustments in the future, with respect to this or other programs. If microbial, viral or other contaminations are discovered in our product candidates or in the manufacturing facilities in which our product candidates are made, such manufacturing facilities may need to be closed for an extended period of time to investigate and remedy the contamination, and we could be subject to sanctions, restrictions on the product candidate or on the manufacturing facilities, product liability claims or other adverse consequences, any of which could significantly and adversely affect supplies of our product candidates and harm our business and results of operations. Any interruption in the supply of clinical drug product from any cause could adversely affect the timing, enrollment and scope of our ongoing clinical trials.

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

We are actively monitoring, evaluating, and responding to developments relating to COVID-19, including new strains of the disease that have emerged in certain locations, vaccination status both locally and globally, and changing restrictions on travel and other protocols as set forth by the Centers for Disease Control and Prevention and other government authorities. The extent to which COVID-19, including any variants that have emerged or may emerge in the future, or any other health epidemic impacts our results will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of a particular virus and its variants and the actions to contain it or treat its impact, among others. We cannot at this time quantify or forecast the business impact of COVID-19, and there can be no assurance that we will be able to avoid a material impact on our business, financial condition and operating results from the spread of COVID-19 or its consequences, including disruption to our business and downturns in business sentiment generally or in our industry. In addition, the COVID-19 pandemic increases the likelihood and potential severity of other risks described in the “Risk Factors” section. In April 2023, President Biden signed legislation that will end the COVID-19 national emergency on May 11, 2023. The full impact of this termination of the national emergency and the wind-down of the public health emergency on FDA and other regulatory policies and operations are unclear.

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

In Catalyst Pharms., Inc. v. Becerra, 14 F.4th 1299 (11th Cir. 2021), the court disagreed with the FDA’s longstanding position that the orphan drug exclusivity only applies to the approved use or indication within an eligible disease. This decision created uncertainty in the application of the orphan drug exclusivity. However, in January 2023, the FDA published a notice in the Federal Register to clarify that while the agency complies with the court’s order in Catalyst, the FDA intends to continue to apply its longstanding interpretation of the regulations to matters outside of the scope of the Catalyst order – that is, the agency will continue tying the scope of orphan-drug exclusivity to the uses or indications for which a drug is approved, which permits other sponsors to obtain approval of a drug for new uses or indications within the same orphan designated disease or condition that have not yet been approved. It is unclear how future litigation, legislation, agency decisions, and administrative actions will impact the scope of the orphan drug exclusivity.

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

Our ability to compete may be affected in many cases by insurers or other third-party payors seeking to encourage the use of biosimilar products. The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (ACA), created a new regulatory scheme authorizing the FDA to approve biosimilars. Under the ACA, a manufacturer may submit an application for licensure of a biologic product that is “biosimilar to” or “interchangeable with” a previously approved biological product or “reference product.” Under this statutory scheme, an application for a biosimilar product may not be submitted to the FDA until four years following approval of the reference product. The FDA may not approve a biosimilar product until 12 years from the date on which the reference product was approved. Even if a product is considered to be a reference product eligible for exclusivity, another company could market a competing version of that product if the FDA approves a full BLA for such product containing the sponsor’s own preclinical data and data from adequate and well-controlled clinical trials to demonstrate the safety, efficacy and potency of their product. Furthermore, recent legislation has proposed that the 12-year exclusivity period for a referenced product may be reduced to seven years.

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

As of March 31, 2023, we had 280 full-time employees. As our development and commercialization plans and strategies develop, and as we transition into operating as a public company, we expect to expand our employee base for managerial, operational, financial and other resources. Additionally, as our product candidates and discovery programs enter and advance through preclinical studies and any clinical trials, we will need to expand our research, development, manufacturing, regulatory and sales and marketing capabilities or contract with other organizations to provide these capabilities for us. Future growth would impose significant added responsibilities on members of management, including the need to identify, recruit, maintain, motivate and integrate additional employees. Also, our management may need to divert a disproportionate amount of their attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, give rise to operational errors, loss of business opportunities, loss of employees and reduced productivity amongst remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of existing and additional product candidates and discovery programs. If our management is unable to effectively manage our expected growth, our expenses may increase more than expected, our ability to generate or grow revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize our product candidates and compete effectively with others in our industry will depend on our ability to effectively expand our organization and manage any future growth.

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

In addition, California voters recently passed the California Privacy Rights Act (CPRA), which modified the CCPA significantly as of January 1, 2023, potentially resulting in further uncertainty and requiring us to incur additional costs and expenses in an effort to comply. Although the CCPA includes exemptions for certain clinical trials data, the law may increase our compliance costs and potential liability with respect to other personal information we collect about California consumers. In addition, several states within the United States have enacted or proposed data privacy laws. For example, Virginia, Colorado, Utah, Connecticut, and Iowa have enacted similar legislation. It is possible that these laws and regulations may be interpreted and applied in a manner that is inconsistent with our practices. If so, this could result in government-imposed fines or orders requiring that we change our practices, which could adversely affect our business. In addition, these laws and regulations relating to privacy, data protection and data security vary between states, may differ from country to country, and may vary based on whether testing is performed in the United States or in the local country.

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

We have incurred significant losses since our inception. Our net loss for the three months ended March 31, 2023 was $59.3 million and for the year ended December 31, 2022 was $221.1 million. As of March 31, 2023, our accumulated deficit was approximately $634.1 million. We expect to continue to incur losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of, and seek regulatory approvals for, our product candidates, prepare for and begin to commercialize any approved product candidates and add infrastructure and personnel to support our product development efforts and operations as a public company. Historically we have financed our operations primarily through the sale of equity and debt securities as well as funding received from our collaboration partners. We do not generate any revenue from product sales and our product candidates will require substantial additional investment before they may provide us with any revenue, if ever.

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

As of March 31, 2023, we had $373.4 million in cash, cash equivalents, and marketable securities. We believe that our existing cash, cash equivalents, and marketable securities will enable us to fund our operating expenses and capital expenditure requirements for at least one year past the issuance date of the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. Our estimate as to how long we expect our cash, cash equivalents, and marketable securities to be able to continue to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned. In addition, because successful development of our product candidates is uncertain, we are unable to estimate the actual funds we will require to complete research and development and to commercialize our product candidates.

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

If in the future we issue shares of common stock or securities convertible into common stock, our stockholders would experience dilution and, as a result, the market price of our common stock may decline. We cannot predict the effect that future sales of our common stock would have on the market price of our common stock. Additionally, our stockholders may be further diluted by the exercise of the pre-funded warrants issued in December 2020 (see Note 6 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information) and any issuance of our voting common stock issuable upon the conversion of shares of non-voting common stock currently outstanding.

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

At March 31, 2023, we had $373.4 million of cash, cash equivalents, and marketable securities. While we are not aware of any downgrades, material losses, or other significant deterioration in the fair value of our cash equivalents or marketable securities since March 31, 2023, no assurance can be given that further deterioration of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents or our ability to meet our financing objectives. Furthermore, our stock price may decline due in part to the volatility of the stock market and general economic downturn.

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

For example, on March 10, 2023, Silicon Valley Bank (SVB), one of several financial institutions where we historically held cash, was placed in receivership with the Federal Deposit Insurance Corporation (FDIC), which resulted in all funds held at SVB being temporarily inaccessible by SVB's customers. Although we no longer hold funds at SVB or its successor entities, there remains significant uncertainty surrounding the impact of SVB's closure on the broader financial system. Moreover, there is no guarantee that the U.S. government will intervene to provide access to uninsured funds in the future in the event of the failure of other financial institutions, or that they would do so in a timely fashion. In such an event, parties with which we have commercial agreements, including collaboration partners and suppliers, may be unable to satisfy their obligations to, or enter into new commercial arrangements with, us.

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

We currently have limited in-house manufacturing experience and personnel. While we operate a cGMP manufacturing facility for the manufacture of clinical trial drug materials, we expect to continue to rely for some time on third parties to manufacture our product candidates, and for the commercial manufacture of some or all of our product candidates, if approved. Bulk drug substance (BDS) for our clinical-stage product candidates is provided from both internal and third-party contract manufacturers. Any reduction or halt in supply of BDS could severely constrain our ability to develop our product candidates until a replacement contract manufacturer is found and qualified. As a result of supply chain constraints and staffing issues at one of our contract manufacturers, we have previously adjusted the anticipated filing date of our IND application for IGM-7354, which has been cleared by the FDA in November 2022, and we have had to make certain other adjustments, and we may have to make further adjustments in the future, with respect to this or other programs. In addition, we currently rely on a third-party contract research organization for the conduct of our clinical assays and we have experienced, and may continue to experience, delays and interruptions, as well as quality and design errors, in this supply of information to us. If we are unable to arrange for and maintain such third-party manufacturing and analytical sources that are capable of meeting regulatory standards, or fail to do so on commercially reasonable terms, we may not be able to successfully produce sufficient supply of product candidate or clinical sample analysis data, or we may be delayed in doing so. If we are unable to arrange for and maintain such third-party manufacturing sources that are capable of meeting regulatory standards, or fail to do so on commercially reasonable terms, we may not be able to successfully produce sufficient supply of product candidate or we may be delayed in doing so. A loss of supply of our product candidates, for any reason, including as a result of manufacturing, supply or storage issues, damaged shipments, or otherwise, could result in us experiencing further delays, or disruptions, suspensions or terminations of, or being required to restart or repeat, any pending or ongoing clinical trials. Such failure or substantial delay or loss of supply could materially harm our business.

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

As of March 31, 2023, Topsøe Holding A/S, together with other holders of 5% or more of our outstanding capital stock and their respective affiliates, beneficially owned over 70% of our outstanding capital stock. Accordingly, our principal stockholders will be able to control most matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, including mergers and sales of all or substantially all of our assets. The interests of these principal stockholders may not always coincide with your interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders. For example, our concentration of ownership could have the effect of delaying or preventing a change in control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could cause the market price of our common stock to decline or prevent our stockholders from realizing a premium over the market price for their shares of our common stock.

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

Our amended and restated bylaws provide that the Court of Chancery of the State of Delaware (or, if the Court of Chancery does not have jurisdiction, another state court in Delaware or the federal district court for the District of Delaware) is the exclusive forum for the following (except for certain claims as to which such court determines that there is an indispensable party not subject to the jurisdiction of such court):

▪
any derivative action or proceeding brought on our behalf;
▪
any action asserting a claim of breach of fiduciary duty owed by any of our directors, stockholders, officers or other employees to us or our stockholders;
▪
any action asserting a claim against us arising under the DGCL, our amended and restated certificate of incorporation or our amended and restated bylaws; and
▪
any action asserting a claim against us that is governed by the internal-affairs doctrine.

This exclusive forum provision will not apply to any causes of action arising under the Exchange Act or any successor thereto. Our amended and restated bylaws further provide that the federal district courts of the United States will be the sole and exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act against any person in connection with any offering of our securities. These exclusive-forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage lawsuits against us and our directors, officers and other employees. Any person or entity purchasing or otherwise acquiring any interest in any of our securities shall be deemed to have notice of and consented to these provisions. There is uncertainty as to whether a court would enforce such provisions, and the enforceability of similar choice of forum provisions in other companies’ charter documents has been challenged in legal proceedings. It is possible that a court could find these types of provisions to be inapplicable or unenforceable, and if a court were to find either exclusive-forum provision in our amended and restated bylaws to be inapplicable or unenforceable in any action, we may incur additional costs associated with resolving the dispute in other jurisdictions, which could seriously harm our business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

Not applicable.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Bylaws of IGM Biosciences, Inc.	8-K	001-39045	3.1	March 21, 2023

10.13+	Outside Director Compensation Policy (as amended and restated on March 16, 2023)	10-K	001-39045	10.13	March 30, 2023

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1†	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2†	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibit 101)

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

IGM Biosciences, Inc.

Date: May 12, 2023	By:	/s/ Fred Schwarzer
Fred Schwarzer
Chief Executive Officer and President (Principal Executive Officer)

Date: May 12, 2023	By:	/s/ Misbah Tahir
Misbah Tahir
Chief Financial Officer (Principal Financial Officer)

Date: May 12, 2023	By:	/s/ Steven Weber
Steven Weber
Senior Vice President, Corporate Controller (Principal Accounting Officer)