Form 10-Q
period 2023-06-30
IGM Biosciences, Inc.
filed 2023-08-03
CIK 1496323

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of July 26, 2023, the registrant had 32,865,317 shares of common stock, $0.01 par value per share, and 25,500,383 shares of non-voting common stock, $0.01 par value per share, outstanding.

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

In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will” or “would,” or the negative of these terms or other similar expressions. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about: the therapeutic applications for our IgM antibodies; the advantages of the properties of our IgM bispecific antibodies; the timing of the initiation, progress and potential results of our preclinical studies, clinical trials and our discovery programs; our ability to utilize our IgM antibody platform to generate and advance additional product candidates; our ability to advance product candidates into, and successfully complete, clinical trials; the timing or likelihood of regulatory filings and approvals; our estimates of the number of patients who suffer from the diseases we are targeting and the number of patients that may enroll in our clinical trials; the commercializing of our product candidates, if approved; whether, and for how long, we will rely on third parties to manufacture our product candidates for preclinical and clinical testing and to package, label, store and distribute our investigational product candidates; our ability and the potential to successfully manufacture and supply our product candidates for clinical trials and for commercial use, if approved; potential business disruptions affecting drug discovery, our preclinical studies or the initiation, patient enrollment, development and operation of our clinical trials; the sufficiency of our backup to our master cell banks; expectations regarding our collaboration agreement with Genzyme Corporation, a wholly owned subsidiary of Sanofi (Sanofi), including all financial aspects of the collaboration, the potential benefits and results of the collaboration, as well as plans and objectives with respect to the collaboration; future strategic arrangements and/or collaborations and the potential benefits of such arrangements; our expectations regarding the impact of macroeconomic conditions, such as inflation, supply chain disruptions and economic volatility, on our business; our expectations regarding the impact of health epidemics, such as the COVID-19 pandemic, and other catastrophic events on our business; our anticipated use of our existing resources; our estimates regarding expenses, future revenue, capital requirements and needs for additional financing and our ability to obtain additional capital; the sufficiency of our existing cash, cash equivalents, and marketable securities to fund our future operating expenses and capital expenditure requirements; our ability to retain the continued service of our key personnel and to identify, hire and retain additional qualified professionals; the implementation of our business model, strategic plans for our business and product candidates; the scope of protection we are able to establish and maintain for intellectual property rights, including our IgM platform, product candidates and discovery programs; our ability to contract with third-party suppliers and manufacturers and their ability to perform adequately; the pricing, coverage and reimbursement of our product candidates, if approved; developments relating to our competitors and our industry, including competing product candidates and therapies; and the ability of our clinical trials to demonstrate the safety and efficacy of our product candidates, and other positive results.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

IGM Biosciences, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except share and per share data)

	June 30,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$150,702	$121,231
Restricted cash	642	689
Marketable securities	236,167	305,931
Prepaid expenses and other current assets	14,249	10,570
Total current assets	401,760	438,421
Property, plant and equipment, net	38,366	33,484
Operating lease right-of-use assets	38,413	39,591
Other non-current assets	2,119	2,003
Total assets	$480,658	$513,499

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,936	$2,512
Accrued liabilities	27,737	33,621
Lease liabilities	6,881	5,816
Deferred revenue	4,745	2,736
Total current liabilities	44,299	44,685
Lease liabilities, non-current	34,536	35,356
Deferred revenue, non-current	143,216	146,195
Total liabilities	222,051	226,236
Commitments and contingencies (Note 5)

Stockholders' equity:
Preferred stock, $0.01 par value; 200,000,000 shares authorized as of June 30, 2023 and December 31, 2022; no shares issued and outstanding as of June 30, 2023 and December 31, 2022	—	—
Common stock, $0.01 par value; 1,000,000,000 shares authorized as of June 30, 2023 and December 31, 2022; 32,864,056 and 29,394,436 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	329	294
Non-voting common stock, $0.01 par value; 200,000,000 shares authorized as of June 30, 2023 and December 31, 2022; 19,875,383 and 13,687,883 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	199	137
Additional paid-in-capital	957,089	862,359
Accumulated other comprehensive loss	(452)	(701)
Accumulated deficit	(698,558)	(574,826)
Total stockholders’ equity	258,607	287,263
Total liabilities and stockholders’ equity	$480,658	$513,499

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IGM Biosciences, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(in thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Collaboration revenue	$448	$366	$970	$366

Operating expenses:
Research and development	55,673	47,218	106,567	86,093
General and administrative	12,983	12,372	25,985	25,453
Total operating expenses	68,656	59,590	132,552	111,546
Loss from operations	(68,208)	(59,224)	(131,582)	(111,180)

Other income (expense):
Interest income	3,894	760	8,066	814
Other expense	—	(131)	(20)	(123)
Total other income (expense)	3,894	629	8,046	691
Loss before income tax expense	(64,314)	(58,595)	(123,536)	(110,489)
Income tax expense	(109)	—	(196)	—
Net loss	$(64,423)	$(58,595)	$(123,732)	$(110,489)

Net loss per share, basic and diluted	$(1.43)	$(1.33)	$(2.76)	$(2.84)
Weighted-average common shares outstanding, basic and diluted	45,122,900	43,919,092	44,796,644	38,906,839

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IGM Biosciences, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Net loss	$(64,423)	$(58,595)	$(123,732)	$(110,489)
Other comprehensive loss:
Unrealized (loss) gain on marketable securities	(105)	(269)	249	(396)
Comprehensive loss	$(64,528)	$(58,864)	$(123,483)	$(110,885)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IGM Biosciences, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(in thousands, except share amounts)

			Non-Voting		Additional	Accumulated Other		Total
	Common Stock		Common Stock		Paid-In-	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
Balance—December 31, 2022	29,394,436	$294	13,687,883	$137	$862,359	$(701)	$(574,826)	$287,263
Exercise of stock options	40,774	—	—	—	75	—	—	75
Vest of restricted stock units	64,863	1	—	—	(1)	—	—	—
Unrealized gain on marketable securities	—	—	—	—	—	354	—	354
Stock-based compensation expense	—	—	—	—	11,047	—	—	11,047
Net loss	—	—	—	—	—	—	(59,309)	(59,309)
Balance—March 31, 2023	29,500,073	$295	13,687,883	$137	$873,480	$(347)	$(634,135)	$239,430
Issuance of common stock in connection with public offering and private placement, net of offering costs	3,187,500	$32	6,187,500	$62	$68,297	$—	$—	68,391
Exercise of stock options	10,788	—	—	—	14	—	—	14
Vest of restricted stock units	81,136	1	—	—	(1)	—	—	—
Purchases under employee stock purchase plan	84,559	1	—	—	990	—	—	991
Unrealized loss on marketable securities	—	—	—	—	—	(105)	—	(105)
Stock-based compensation expense	—	—	—	—	14,309	—	—	14,309
Net loss	—	—	—	—	—	—	(64,423)	(64,423)
Balance—June 30, 2023	32,864,056	$329	19,875,383	$199	$957,089	$(452)	$(698,558)	$258,607

IGM Biosciences, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(in thousands, except share amounts)

			Non-Voting		Additional	Accumulated Other		Total
	Common Stock		Common Stock		Paid-In-	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
Balance—December 31, 2021	26,066,818	$261	6,431,205	$64	$598,373	$(66)	$(353,724)	$244,908
Exercise of stock options	23,432	—	—	—	133	—	—	133
Vest of restricted stock units	1,713	—	—	—	—	—	—	—
Unrealized loss on marketable securities	—	—	—	—	—	(127)	—	(127)
Stock-based compensation expense	—	—	—	—	11,499	—	—	11,499
Net loss	—	—	—	—	—	—	(51,894)	(51,894)
Balance—March 31, 2022	26,091,963	$261	6,431,205	$64	$610,005	$(193)	$(405,618)	$204,519
Issuance of common stock in connection with public offering, net of offering costs	1,304,347	$28	8,695,653	$73	$217,886	$—	$—	217,987
Conversion of non-voting common stock into voting common stock	1,438,975	—	(1,438,975)	—	—	—	—	—
Exercise of stock options	6,140	—	—	—	6	—	—	6
Vest of restricted stock units	85,510	1	—	—	(1)	—	—	—
Purchases under employee stock purchase plan	38,544	—	—	—	477	—	—	477
Unrealized loss on marketable securities	—	—	—	—	—	(269)	—	(269)
Stock-based compensation expense	—	—	—	—	11,286	—	—	11,286
Net loss	—	—	—	—	—	—	(58,595)	(58,595)
Balance—June 30, 2022	28,965,479	$290	13,687,883	$137	$839,659	$(462)	$(464,213)	$375,411

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IGM Biosciences, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Six Months Ended
	June 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(123,732)	$(110,489)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	3,837	2,668
Stock-based compensation expense	25,356	22,785
Purchase of net discount on marketable securities	3,361	1,651
Net (accretion of discounts) amortization of premiums on marketable securities	(4,799)	194
Non-cash lease expense	2,668	2,090
Changes in assets and liabilities:
Prepaid expenses and other current assets	(3,657)	2,892
Other non-current assets	(116)	36
Accounts payable	1,000	(2,051)
Accrued liabilities	(5,805)	4,957
Lease liabilities, net	(1,245)	(1,949)
Deferred revenue	(970)	149,634
Net cash (used in) provided by operating activities	(104,102)	72,418

Cash flows from investing activities:
Purchases of property, plant and equipment	(7,850)	(4,800)
Purchases of marketable securities	(165,691)	(282,512)
Proceeds from maturities and sales of marketable securities	237,040	84,227
Net cash provided by (used in) investing activities	63,499	(203,085)

Cash flows from financing activities:
Proceeds from exercise of stock options	89	139
Proceeds from purchases under the employee stock purchase plan	991	477
Proceeds from issuance of common stock in public offering and private placement, net of offering costs	68,947	—
Proceeds from issuance of common stock in public offering, net of offering costs	—	217,987
Net cash provided by financing activities	70,027	218,603
Net increase in cash, cash equivalents, and restricted cash	29,424	87,936

Cash, cash equivalents, and restricted cash
Beginning of period	121,920	134,035
End of period	$151,344	$221,971

Reconciliation of cash, cash equivalents, and restricted cash
Cash and cash equivalents	$150,702	$221,274
Restricted cash	642	697
Cash, cash equivalents, and restricted cash	$151,344	$221,971

Supplemental disclosure of non-cash investing and financing activities:
Right-of-use assets recognized in exchange for lease obligations	$1,490	$2,315
Unpaid amounts related to purchase of property, plant and equipment	$2,334	$1,156
Unpaid amounts related to offering costs for public offering and private placement	$476	$—

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP), as defined by the Financial Accounting Standards Board (FASB), and applicable rules and regulations of the Securities and Exchange Commission (SEC) regarding interim financial reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP have been condensed or omitted, and accordingly the balance sheet as of December 31, 2022 has been derived from the audited financial statements at that date but does not include all of the information required by GAAP for complete financial statements. These unaudited interim condensed consolidated financial statements have been prepared on the same basis as the Company’s annual financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments which are necessary for a fair statement of the Company’s financial information. The interim results of operations for the three and six months ended June 30, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any other interim period or for any other future year.

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

Liquidity

The Company has incurred net operating losses and negative cash flows from operations since its inception and had an accumulated deficit of $698.6 million as of June 30, 2023. As of June 30, 2023, the Company had cash, cash equivalents, and marketable securities of $386.9 million. Management believes that the existing financial resources are sufficient to continue operating activities at least one year past the issuance date of these condensed consolidated financial statements. The Company has historically financed its operations primarily through the sale of common stock and pre-funded warrants in its public offerings and private placement, the sale of convertible preferred stock and issuance of unsecured promissory notes in private placements, and funding received from our collaboration partners. To date, none of the Company’s product candidates have been approved for sale, and the Company has not generated any product revenue since inception. Management expects operating losses to continue and increase for the foreseeable future, as the Company progresses its planned research and development activities for its product candidates. The Company’s prospects are subject to risks, expenses and uncertainties frequently encountered by companies in the biotechnology industry as discussed below. While the Company has been able to raise multiple rounds of financing, there can be no assurance that in the event the Company requires additional financing, such financing will be available on terms which are favorable or at all. Failure to raise sufficient capital when needed or generate sufficient cash flow from operations would impact the ability to pursue business strategies and could require the Company to delay, scale back or discontinue one or more product development programs, or other aspects of the Company's business objectives.

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

Leases

The Company determines if an arrangement is a lease at inception. In addition, the Company determines whether leases meet the classification criteria of a finance or operating lease at the lease commencement date considering: (1) whether the lease transfers ownership of the underlying asset to the lessee at the end of the lease term, (2) whether the lease grants the lessee an option to purchase the underlying asset that the lessee is reasonably certain to exercise, (3) whether the lease term is for a major part of the remaining economic life of the underlying asset, (4) whether the present value of the sum of the lease payments and residual value guaranteed by the lessee equals or exceeds substantially all of the fair value of the underlying asset, and (5) whether the underlying asset is of such a specialized nature that it is expected to have no alternative use to the lessor at the end of the lease term. As of June 30, 2023, the Company's lease population consisted of real estate leases and the Company did not have finance leases.

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

Impairment of Long-Lived Assets

The Company evaluates the carrying amount of its long-lived assets, such as property and equipment, whenever events or changes in circumstances indicate that the assets may not be recoverable. An impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition are less than the carrying amount of the asset. There were no impairments of long-lived assets for the three and six months ended June 30, 2023 and 2022.

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

As actual costs become known, the Company adjusts its accruals. Although the Company does not expect its estimates to be materially different from amounts actually incurred, such estimates for the status and timing of services performed relative to the actual status and timing of services performed may vary and could result in the Company reporting amounts that are too high or too low in any particular period. The Company’s accrual is dependent, in part, upon the receipt of timely and accurate reporting from CROs and other third-party vendors. Variations in the assumptions used to estimate accruals including, but not limited to, the number of patients enrolled, the rate of patient enrollment and the actual services performed, may vary from the Company’s estimates, resulting in adjustments to clinical trial expenses in future periods. Changes in these estimates that result in material changes to the Company’s accruals could materially affect its financial condition and results of operations. Through June 30, 2023, there have been no material differences from the Company’s estimated accrued research and development expenses to actual expenses.

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

The Company accounts for income tax contingencies using a benefit recognition model. If it considers that a tax position is more likely than not to be sustained upon audit, based solely on the technical merits of the position, it recognizes the benefit. The Company measures the benefit by determining the amount that is greater than 50% likely of being realized upon settlement, presuming that the tax position is examined by the appropriate taxing authority that has full knowledge of all relevant information. The Company is subject to taxation in the United States federal jurisdiction, and various state jurisdictions. Due to the Company’s net operating loss carryforwards, the Company's income tax returns remain subject to examination by federal and state tax authorities for all tax years. The Company’s policy is to recognize interest expense and penalties related to income tax matters as a component of income tax expense. As of June 30, 2023, there were no significant accruals for interest related to unrecognized tax benefits or tax penalties.

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

Reclassification

Certain reclassifications have been made to prior period amounts to conform to current period presentation. These reclassifications did not have an impact on the Company’s results of operations or financial position as of June 30, 2023 and December 31, 2022.

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

Note 3. Fair Value Measurement

The Company measures and reports certain financial instruments as assets and liabilities at fair value on a recurring basis. The following tables set forth the fair value of the Company’s financial assets, which consist of cash equivalents and marketable securities measured and recognized at fair value (in thousands):

		June 30, 2023
	Fair Value Hierarchy Level	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash equivalents:
Money market funds	Level 1	$31,415	$—	$—	$31,415
U.S. treasury securities	Level 1	20,709	6	—	20,715
Commercial paper	Level 2	24,885	—	(6)	24,879
U.S. government agency securities	Level 2	4,052	1	—	4,053
Marketable securities:
U.S. treasury securities	Level 1	145,811	13	(260)	145,564
Corporate bonds	Level 2	23,806	—	(66)	23,740
Commercial paper	Level 2	36,692	—	(34)	36,658
U.S. government agency securities	Level 2	30,311	2	(108)	30,205
Total		$317,681	$22	$(474)	$317,229

		December 31, 2022
	Fair Value Hierarchy Level	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash equivalents:
Money market funds	Level 1	$26,718	$—	$—	$26,718
Commercial paper	Level 2	66,732	—	(16)	66,716
U.S. government agency securities	Level 2	20,477	7	—	20,484
Marketable securities:
U.S. treasury securities	Level 1	127,234	6	(318)	126,922
Corporate bonds	Level 2	12,531	2	(3)	12,530
Commercial paper	Level 2	142,726	—	(195)	142,531
U.S. government agency securities	Level 2	24,132	—	(184)	23,948
Total		$420,550	$15	$(716)	$419,849

The Company evaluates transfers between levels at the end of each reporting period. There were no transfers between Levels 1, 2 and 3 during the three and six months ended June 30, 2023 and 2022. As of June 30, 2023 and December 31, 2022, there were no financial instruments classified as Level 3.

The following table summarizes the available-for-sale securities in an unrealized loss position for which an allowance for credit losses has not been recorded as of June 30, 2023 and December 31, 2022, aggregated by major security type and length of time in a continuous unrealized loss position:

	June 30, 2023
	Less than 12 months		Greater than 12 months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. treasury securities	$94,678	$(250)	$988	$(10)	$95,666	$(260)
Corporate bonds	23,740	(66)	—	—	23,740	(66)
Commercial paper	48,578	(40)	—	—	48,578	(40)
U.S. government agency securities	26,064	(101)	989	(7)	27,053	(108)
Total	$193,060	$(457)	$1,977	$(17)	$195,037	$(474)

	December 31, 2022
	Less than 12 months		Greater than 12 months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. treasury securities	$99,870	$(318)	$—	$—	$99,870	$(318)
Corporate bonds	2,848	(3)	—	—	2,848	(3)
Commercial paper	127,163	(211)	—	—	127,163	(211)
U.S. government agency securities	23,948	(184)	—	—	23,948	(184)
Total	$253,829	$(716)	$—	$—	$253,829	$(716)

As of June 30, 2023 and December 31, 2022, the Company held 50 and 69 debt securities, respectively, with an unrealized loss position. The Company evaluated its securities for credit losses and considered the decline in market value to be primarily attributable to current economic and market conditions and not to a credit loss or other factors. Additionally, the Company does not intend to sell the securities in an unrealized loss position and does not expect they will be required to sell the securities before recovery of the unamortized cost basis. As of June 30, 2023 and December 31, 2022, an allowance for credit losses has not been recognized. Given our intent and ability to hold such securities until recovery, and the lack of significant change in credit risk of these investments, we do not consider these marketable securities impaired as of June 30, 2023 and December 31, 2022.

There were no realized gains or losses on marketable securities for the three and six months ended June 30, 2023 and 2022. Interest on marketable securities is included in interest income. As of June 30, 2023 and December 31, 2022, the Company had accrued interest receivable of $0.6 million and $0.5 million, respectively, which was included in prepaid expenses and other current assets on the condensed consolidated balance sheet.

The following table summarizes the contractual maturities of the Company’s cash equivalents and marketable securities as of June 30, 2023 and December 31, 2022 at estimated fair value (in thousands):

	June 30,	December 31,
	2023	2022
Due in less than one year	$315,767	$419,849
Due in more than one year	1,462	—
Total	$317,229	$419,849

Note 4. Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2023	2022
Accrued research and development materials and services	$17,225	$20,747
Accrued professional services	1,628	1,759
Accrued compensation	7,977	10,920
Other	907	195
Total accrued liabilities	$27,737	$33,621

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

During the three and six months ended June 30, 2023, the Company recorded $0.2 million and $0.5 million, respectively, as research and development expense in our condensed consolidated statements of operations related to license agreements, and $2.8 million and $2.9 million, for the three and six months ended June 30, 2022.

As of June 30, 2023, the Company’s license agreements for technologies optioned by the Company, including the Medivir agreement described below, included potential future payments for development, regulatory, and sales milestones totaling approximately $357.9 million plus royalties on net sales that range from single digits to mid-teens. No milestones were achieved or deemed probable as of June 30, 2023.

Medivir Agreement

In January 2021, the Company entered into an exclusive license agreement with Medivir AB (Medivir) through which the Company received global, exclusive development and commercialization rights for birinapant, a clinical-stage Second Mitochondrial-derived Activator of Caspases (SMAC) mimetic. Under the terms of the agreement, the Company made an upfront payment of $1.0 million upon signing the agreement, and made an additional $1.5 million payment in November 2021 due to the Company's initiation of a Phase 1 clinical trial of aplitabart (formerly known as IGM-8444) in combination with birinapant. Under the terms of the agreement, should birinapant be successfully developed and approved, the Company is obligated to make additional milestone payments up to a total of approximately $348.5 million, plus tiered royalties from the mid-single digits up to mid-teens on net sales. No milestones were achieved or deemed probable as of June 30, 2023.

Note 6. Stockholders' Equity

Common Stock and Non-Voting Common Stock

As of June 30, 2023 and December 31, 2022, the Company’s certificate of incorporation authorized the Company to issue 1,200,000,00 shares of common stock (including 200,000,000 shares of non-voting common stock) and 200,000,000 shares of preferred stock, at a par value of $0.01 per share. Each share of common stock (excluding non-voting common stock) is entitled to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the Company’s Board of Directors, subject to prior rights of the preferred stockholders. As of June 30, 2023 and December 31, 2022, no dividends have been declared.

The Company had reserved common stock, on an as-converted basis, for future issuance as follows:

	June 30,	December 31,
	2023	2022
Stock options, issued and outstanding	7,390,547	5,802,317
Restricted stock units	958,121	401,180
Stock options and restricted stock units, future issuance	2,851,161	1,310,601
Employee stock purchase plan, available for future grants	1,455,296	1,109,032
Pre-funded warrants	1,334,332	1,334,332
Total	13,989,457	9,957,462

Stock Offering

On July 3, 2023, the Company completed an underwritten public offering for the issuance of 3,187,500 shares of voting common stock and 9,000,000 shares of non-voting common stock at a public offering price of $8.00 per share pursuant to a shelf registration statement on Form S-3 (2023 Public Offering). This includes the full exercise by the underwriters of their option to purchase up to 1,589,673 shares of voting common stock. Of the shares sold in the public offering, 3,187,500 shares of voting common stock and 3,375,000 shares of non-voting common stock were issued and delivered to purchasers on June 26, 2023, and the remaining 5,625,000 shares of non-voting common stock were issued and delivered to purchasers on July 3, 2023.

On June 26, 2023, the Company also issued and sold 2,812,500 shares of its non-voting common stock in a concurrent private placement exempt from the registration requirements of the Securities Act at a sale price of $8.00 per share.

The total net proceeds to the Company from the public offering and concurrent private placement were together approximately $113.5 million, after deducting underwriting discounts and commissions and offering costs of approximately $6.5 million, of which $68.5 million had been received by the Company as of June 30, 2023.

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

The outstanding pre-funded warrants to purchase shares of common stock are exercisable at any time after their original issuance. However, the Company may not affect the exercise of any pre-funded warrants, and a holder will not be entitled to exercise any portion of any pre-funded warrants that, upon giving effect to such exercise, would cause: (i) the aggregate number of shares of the Company’s common stock beneficially owned by such holder (together with its affiliates) to exceed 9.99% of the number of shares of the Company’s common stock outstanding immediately after giving effect to the exercise; or (ii) the combined voting power of the Company’s securities beneficially owned by such holder (together with its affiliates) to exceed 9.99% of the combined voting power of all of the Company’s securities outstanding immediately after giving effect to the exercise, as such percentage ownership is determined in accordance with the terms of the pre-funded warrants. However, any holder of a pre-funded warrant may increase or decrease such percentage to any other percentage not in excess of 19.99% upon at least 61 days’ prior notice from the holder to the Company. As of June 30, 2023, no shares underlying the pre-funded warrants had been exercised. All of the outstanding pre-funded warrants are included in the weighted-average number of shares of common stock used to calculate basic net loss per share attributable to common stockholders (see Note 11 – Net Loss Per Share Attributable to Common Stockholders).

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

To determine the transaction price, the Company evaluated all the payments to be received during the duration of the contract. In May 2022, the Company received a $150.0 million upfront payment as part of the Sanofi Agreement. Additionally, in April 2022, Sanofi purchased non-voting common stock in connection with the Company’s public common stock offering. The Company concluded that at inception and as of June 30, 2023, the transaction price was $150.0 million and was comprised solely of the fixed non-refundable upfront payment. No consideration received from Sanofi as part of the April 2022 offering was deemed necessary to include in the transaction price as Sanofi purchased the shares at the same offering price as the other participating investors.

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

The Company recognizes revenue using an input method of costs incurred as a percentage of total estimated costs for each of the performance obligations under the contract. Costs consist primarily of internal personnel costs and third-party contract expenses related to the programs of the Sanofi Agreement. The cumulative effect of revisions to estimated costs to complete the Company’s performance obligations is recorded in the period in which changes are identified and amounts can be reasonably estimated.

For the three and six months ended June 30, 2023, the Company recognized collaboration revenue related to the Sanofi Agreement of $0.4 million and $1.0 million, respectively. As of June 30, 2023, $148.0 million was recorded as deferred revenue related to the Sanofi Agreement, of which $4.7 million was current, on the condensed consolidated balance sheet. The deferred revenue is expected to be recognized over the research and development period of the programs through the completion of Phase 1 clinical trials.

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

The following tables present changes in the Company’s customer contract liabilities for the periods presented (in thousands):

Six Months Ended June 30, 2023	December 31, 2022	Additions	Deductions	June 30, 2023
Contract liabilities:
Deferred revenue	$148,931	$—	$(970)	$147,961

Six Months Ended June 30, 2022	December 31, 2021	Additions	Deductions	June 30, 2022
Contract liabilities:
Deferred revenue	$—	$150,000	$(366)	$149,634

The Company had no customer contract assets during the three and six months ended June 30, 2023 and 2022.

Note 8. Stock-Based Compensation

The 2018 Omnibus Incentive Plan (the 2018 Plan) provides for an increase in the number of shares reserved for issuance on the first day of each fiscal year equal to the least of (i) 8,768,800 shares, (ii) 4% of the Company’s common stock and non-voting common stock outstanding at December 31 of the immediately preceding year, or (iii) such number of shares as determined by the Company’s Board of Directors. As a result of this provision, on January 1, 2023 and 2022, an additional 1,723,292 and 1,299,920 shares, respectively, became available for issuance under the 2018 Plan. On June 23, 2023, the Company’s stockholders approved an amendment and restatement to the 2018 Plan, which provided for an increase in the number of shares of common stock reserved for issuance thereunder by 2,160,000 shares. As of June 30, 2023, the 2018 Plan had 2,851,161 shares of common stock available for future issuance.

Total stock-based compensation expense related to the Company’s equity incentive plan and employee stock purchase plan was recorded in the statements of operations as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Research and development	$8,248	$6,335	$14,687	$12,942
General and administrative	6,061	4,951	10,669	9,843
Total stock-based compensation expense	$14,309	$11,286	$25,356	$22,785

The following table summarizes the Company's stock awards granted for each of the periods indicated:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2023		2022		2023		2022
	Grants	Weighted Average Grant Date Fair Value	Grants	Weighted Average Grant Date Fair Value	Grants	Weighted Average Grant Date Fair Value	Grants	Weighted Average Grant Date Fair Value
Stock options	1,475,238	$9.92	187,440	$14.33	1,726,338	$10.92	2,047,082	$12.99
Restricted stock units	697,236	$12.43	1,713	$18.03	716,450	$12.63	376,468	$16.07

Note 9. Defined Contribution Plan

The Company sponsors a 401(k) retirement plan for its employees. This plan provides for tax-deferred salary deductions for all employees. Employee contributions are voluntary. Employees may contribute up to 100% of their annual compensation to this plan, as limited by an annual maximum amount as determined by the IRS. During the three and six months ended June 30, 2023, the Company provided $0.4 million and $0.9 million in matching contributions to the 401(k) plan. There were no matching contributions in the three and six months ended June 30, 2022.

Note 10. Income Taxes

The Company’s income tax provision was $0.1 million and $0.2 million for the three and six months ended June 30, 2023, representing an effective tax rate of (0.3)% and (0.2)%, respectively. There was no tax provision for the three and six months ended June 30, 2022. The increase in the income tax provision for the three and six months ended June 30, 2023, as compared to the same period in 2022 was primarily due to recognizing deferred income in 2023 from the $150.0 million Sanofi upfront payment received in 2022 (See Note 7 – Sanofi Agreement).

The Company continuously evaluates the need for a valuation allowance based on all available evidence, both positive and negative. As of June 30, 2023, the Company continues to maintain a full valuation allowance on all of its deferred tax assets. The Company's effective tax rate for the three and six months ended June 30, 2023 differed from the federal statutory income tax rate primarily due to the full valuation allowance recorded on its net federal and state deferred tax assets and non-deductible stock-based compensation.

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

The following equity instruments were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive for the periods presented:

	June 30,
	2023	2022
Stock options	7,390,547	5,637,483
Estimated shares issuable under the employee stock purchase plan	59,616	32,155
Unvested restricted stock units	958,121	615,151
Total	8,408,284	6,284,789

Note 12. Subsequent Events

On July 3, 2023, the Company issued and delivered to purchasers in the 2023 Public Offering a total of 5,625,000 shares of non-voting common stock for proceeds of $45.0 million. (See Note 6 – Stockholders’ Equity).

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

Overview

We are a clinical-stage biotechnology company pioneering the development of IgM antibodies for the treatment of cancer, autoimmune and inflammatory diseases, and infectious diseases. IgM antibodies have inherent properties that we believe may enable them to bind more strongly to targets on the surface of cells than comparable IgG antibodies. We have created a proprietary IgM antibody technology platform that we believe is particularly well suited for developing receptor cross-linking agonists, T cell engagers, targeted cytokines, and target neutralizers. Our product candidates currently in or about to enter clinical testing include:

•
Aplitabart (formerly known as IGM-8444): An IgM antibody targeting Death Receptor 5 (DR5) proteins, currently being evaluated in multiple Phase 1 combination trials in subjects with relapsed and/or refractory solid and hematologic cancers and in a randomized combination trial for the treatment of colorectal cancer.
•
Imvotamab: A bispecific T cell engaging IgM antibody targeting CD20 and CD3 proteins, currently planned for evaluation in autoimmune diseases, including severe systemic lupus erythematosus (SLE) and rheumatoid arthritis (RA). We are concluding development of imvotamab as a monotherapy for the treatment of relapsed/refractory B cell non-Hodgkin’s lymphoma (NHL) patients and further efforts on a Phase 1 combination trial with loncastuximab.
•
IGM-7354: An IgM antibody targeting the delivery of interleukin-15 (IL-15) to the area of PD-L1 expressing cells, currently being evaluated in a Phase 1 clinical trial for the treatment of patients with relapsed and/or refractory solid tumor cancers.
•
IGM-2644: A bispecific T cell engaging IgM antibody targeting CD38 and CD3 proteins, currently initiated in a clinical trial for the treatment of patients with multiple myeloma and potentially autoimmune diseases.

Our pipeline also includes IGM-2537, a bispecific T cell engaging IgM antibody targeting CD123 and CD3 proteins for the treatment of patients with Acute Myeloid Leukemia (AML), Myelodysplastic Syndromes (MDS) and Acute Lymphoblastic Leukemia (ALL). We believe that we have the most advanced research and development program focused on therapeutic IgM antibodies. We have created a portfolio of patents and patent applications, know-how and trade secrets directed to our platform technology, product candidates and manufacturing capabilities, and we retain worldwide commercial rights to all of our product candidates, other than those being developed in partnership with Sanofi and the intellectual property related thereto.

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

We have incurred significant net losses to date. Our ability to generate product revenue sufficient to achieve profitability will depend on the successful development and eventual commercialization of one or more of our current or future product candidates. Our net losses were $123.7 million and $110.5 million for the six months ended June 30, 2023 and 2022, respectively. As of June 30, 2023, we had an accumulated deficit of $698.6 million. These losses have resulted primarily from costs incurred in connection with research and development activities and general and administrative costs associated with our operations. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future, and our net losses may fluctuate significantly from period to period, depending on the timing of and expenditures on our planned research and development activities.

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

We do not have any products approved for sale and have not generated any product revenue since inception. We have funded our operations primarily from the sale of voting and non-voting common stock and pre-funded warrants in our public offerings and a private placement, the sale of convertible preferred stock and the issuance of unsecured promissory notes in private placements, and payments from our collaboration partners.

Recent Developments

Stock Offering

On July 3, 2023, we completed an underwritten public offering for the issuance of 3,187,500 shares of voting common stock and 9,000,000 shares of non-voting common stock at a public offering price of $8.00 per share pursuant to a shelf registration statement on Form S-3. This includes the full exercise by the underwriters of their option to purchase up to 1,589,673 shares of voting common stock. Of the shares sold in the public offering, 3,187,500 shares of voting common stock and 3,375,000 shares of non-voting common stock were issued and delivered to purchasers on June 26, 2023, and the remaining 5,625,000 shares of non-voting common stock were issued and delivered to purchasers on July 3, 2023.

On June 26, 2023, we also issued and sold 2,812,500 shares of our non-voting common stock in a concurrent private placement exempt from the registration requirements of the Securities Act at a sale price of $8.00 per share.

The total net proceeds to the Company from the public offering and concurrent private placement were together approximately $113.5 million, after deducting underwriting discounts and commissions and offering costs of approximately $6.5 million, of which $68.5 million had been received by the Company as of June 30, 2023.

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

Results of Operations

Comparison of Three Months Ended June 30, 2023 and 2022

The following table summarizes our results of operations for the three months ended June 30, 2023 and 2022, together with the changes in those items in dollars:

	Three Months Ended
	June 30,
(in thousands)	2023	2022	Change
Collaboration revenue	$448	$366	$82

Operating expenses:
Research and development	55,673	47,218	8,455
General and administrative	12,983	12,372	611
Total operating expenses	68,656	59,590	9,066
Loss from operations	(68,208)	(59,224)	(8,984)

Other income (expense)
Interest income	3,894	760	3,134
Other expense	—	(131)	131
Total other income (expense)	3,894	629	3,265
Loss before income tax expense	(64,314)	(58,595)	(5,719)
Income tax expense	(109)	—	(109)
Net loss	$(64,423)	$(58,595)	$(5,828)

Collaboration Revenue

Collaboration revenue was $0.4 million for the three months ended June 30, 2023 and 2022. The total revenue generated was in connection with the Sanofi Agreement and attributable to research activities to generate and develop oncology and immunology antibodies. Please refer to Note 7 – Sanofi Agreement to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional revenue recognition disclosures.

Research and Development Expenses

The following table summarizes our research and development expenses incurred during the periods indicated:

	Three Months Ended
	June 30,
(in thousands)	2023	2022	Change
Direct expenses
Clinical stage programs (1)	$17,063	$17,720	$(657)
Preclinical stage programs	9,539	8,447	1,092
Indirect expenses
Personnel-related	22,641	16,669	5,972
Depreciation and facilities	6,430	4,382	2,048
Total research and development expenses	$55,673	$47,218	$8,455
(1)
The three months ended June 30, 2023 and 2022 includes direct expenses related to our active and completed clinical programs and related preclinical costs prior to trial initiation.

Research and development expenses were $55.7 million and $47.2 million for the three months ended June 30, 2023 and 2022, respectively. The increase of $8.5 million was primarily driven by higher personnel related expenses, depreciation and facilities expenses, and preclinical stage program expenses.

Clinical stage direct program expenses decreased by $0.7 million, primarily driven by completion of the Phase 1 clinical trials evaluating IGM-6268 and lower imvotamab manufacturing activities expenses offset by Phase 1 trial initiation costs for imvotamab in SLE and RA and advancement of the Phase 1 clinical trials evaluating aplitabart and IGM-7354.

Preclinical stage program expenses increased by $1.1 million, primarily driven by an increase in manufacturing and research related activities.

Personnel-related expenses increased by $6.0 million to support our research and clinical development capabilities and was driven by an increase in headcount.

Depreciation and facilities expenses increased by $2.0 million, primarily due to additional research and development space, equipment, and infrastructure to support company growth.

General and Administrative Expenses

General and administrative expenses were $13.0 million and $12.4 million for the three months ended June 30, 2023 and 2022, respectively. The increase of $0.6 million was primarily due to an increase in headcount to support company growth.

Interest Income

Interest income was $3.9 million and $0.8 million for the three months ended June 30, 2023 and 2022, respectively. The increase of $3.1 million was primarily due to increasing yield rates and interest earned on our cash and investments.

Comparison of Six Months Ended June 30, 2023 and 2022

The following table summarizes our results of operations for the six months ended June 30, 2023 and 2022, together with the changes in those items in dollars:

	Six Months Ended
	June 30,
(in thousands)	2023	2022	Change
Collaboration revenue	$970	$366	$604

Operating expenses:
Research and development	106,567	86,093	20,474
General and administrative	25,985	25,453	532
Total operating expenses	132,552	111,546	21,006
Loss from operations	(131,582)	(111,180)	(20,402)

Other income (expense)
Interest income	8,066	814	7,252
Other expense	(20)	(123)	103
Total other income (expense)	8,046	691	7,355
Loss before income tax expense	(123,536)	(110,489)	(13,047)
Income tax expense	(196)	—	(196)
Net loss	$(123,732)	$(110,489)	$(13,243)

Collaboration Revenue

Collaboration revenue was $1.0 million and $0.4 million for the six months ended June 30, 2023 and 2022. The increase of $0.6 million and total revenue generated was in connection with the Sanofi Agreement and attributable to research activities to generate and develop oncology and immunology antibodies. Please refer to Note 7 – Sanofi Agreement to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional revenue recognition disclosures.

Research and Development Expenses

The following table summarizes our research and development expenses incurred during the periods indicated:

	Six Months Ended
	June 30,
(in thousands)	2023	2022	Change
Direct expenses
Clinical stage programs (1)	$32,368	$32,361	$7
Preclinical stage programs	19,188	13,701	5,487
Indirect expenses
Personnel-related	43,252	32,307	10,945
Depreciation and facilities	11,759	7,724	4,035
Total research and development expenses	$106,567	$86,093	$20,474

(1)
The six months ended June 30, 2023 and 2022 includes direct expenses related to our active and completed clinical programs and related preclinical costs prior to trial initiation.

Research and development expenses were $106.6 million and $86.1 million for the six months ended June 30, 2023 and 2022, respectively. The increase of $20.5 million was driven by higher personnel related expenses, preclinical stage program expenses, and depreciation and facilities expenses.

Clinical stage direct program expenses were flat and included decreases driven by completion of the Phase 1 clinical trials evaluating IGM-6268 and lower imvotamab manufacturing expenses offset by Phase 1 trial initiation costs for imvotamab in SLE and RA and IGM-2644 and advancement of the Phase 1 clinical trials evaluating aplitabart and IGM-7354.

Preclinical stage program expenses increased by $5.5 million, primarily driven by an increase in manufacturing and research related activities and professional services.

Personnel-related expenses increased by $10.9 million to support our research and clinical development capabilities and was driven by an increase in headcount.

Depreciation and facilities expenses increased by $4.0 million, primarily due to additional research and development space, equipment, and infrastructure to support company growth.

General and Administrative Expenses

General and administrative expenses were $26.0 million and $25.5 million for the six months ended June 30, 2023 and 2022, respectively. The increase of $0.5 million was primarily due to an increase in headcount to support company growth.

Interest Income

Interest income was $8.1 million and $0.8 million for the six months ended June 30, 2023 and 2022, respectively. The increase of $7.3 million was primarily due to increasing yield rates and interest earned on our cash and investments.

Liquidity and Capital Resources

Sources of Liquidity

We are a clinical-stage biotechnology company with limited operating history, and due to our significant research and development expenditures, we have generated operating losses since our inception and have not generated any revenue from the sale of any products. We expect to continue incurring significant expenses and operating losses for the foreseeable future as we continue our research and development of our product candidates. Since our inception and through June 30, 2023, we have funded our operations primarily through the sale of common stock and pre-funded warrants in our public offerings and private placement, the sale of convertible preferred stock and the issuance of unsecured promissory notes in private placements, and payments from our collaboration partners.

As of June 30, 2023, we had cash, cash equivalents, and marketable securities of $386.9 million and an accumulated deficit of $698.6 million. Our material cash requirements include our operating expenses, which consist primarily of research and development expenditures related to our programs and related personnel costs, as well as our operating leases.

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

In November 2022, we filed a shelf registration on Form S-3 that was declared effective by the SEC for the potential offering, issuance, and sale by us of up to $400.0 million (2022 Registration Statement) of our common stock, non-voting common stock, debt securities, preferred stock, and certain other securities.

In July 2023, we completed a public offering, pursuant to the 2022 Registration Statement, and concurrent private placement for the issuance of 15,000,000 shares of common stock, including 11,812,500 shares of non-voting common stock and 3,187,500 shares of voting common stock, for gross proceeds of $120.0 million, resulting in net proceeds of $113.5 million after deducting discounts, commissions, and offering costs.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Six Months Ended
	June 30,
(in thousands)	2023	2022
Net cash, cash equivalents, and restricted cash (used in) provided by:
Operating activities	$(104,102)	$72,418
Investing activities	63,499	(203,085)
Financing activities	70,027	218,603
Net increase in cash, cash equivalents, and restricted cash	$29,424	$87,936

Cash (Used in) Provided by Operating Activities

For the six months ended June 30, 2023, net cash used in operating activities was $104.1 million, which consisted primarily of a net loss of $123.7 million and a net change of $10.8 million in our net operating assets and liabilities, partially offset by $30.4 million in non-cash charges. The net change in our operating assets and liabilities was primarily due to a decrease in net liabilities of $7.0 million due to the timing of payments related to clinical trials and compensation costs. The non-cash charges primarily consisted of stock-based compensation of $25.4 million, depreciation expense of $3.8 million and lease expense of $2.7 million, offset by net discount purchased and accretion on marketable securities of $1.4 million.

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

Cash Provided by (Used in) Investing Activities

For the six months ended June 30, 2023, net cash provided by investing activities was $63.5 million, which consisted of $237.0 million in maturities and sales of marketable securities, partially offset by $165.7 million in purchases of marketable securities and $7.9 million in purchases of property, plant, and equipment.

For the six months ended June 30, 2022, net cash used in investing activities was $203.1 million, which consisted of $282.5 million in purchases of marketable securities, and $4.8 million in purchases of property, plant, and equipment, primarily for research and development activities, partially offset by $84.2 million in maturities of marketable securities.

Cash Provided by Financing Activities

For the six months ended June 30, 2023, net cash provided by financing activities was $70.0 million, which consisted of $68.9 million in proceeds from the issuance of common stock in public offering and concurrent private placement net of payments of offering costs, $1.0 million in proceeds from purchases under the employee stock purchase plan, and $0.1 million due to proceeds from the exercise of stock options.

For the six months ended June 30, 2022, net cash provided by financing activities was $218.6 million, which consisted of $218.0 million in proceeds from issuance of common stock in public offering net of payments of offering costs, $0.5 million in proceeds from purchases under the employee stock purchase plan, and $0.1 million in proceeds from exercise of stock options.

Contractual Obligations and Commitments

We have entered into leases for offices, laboratory, and manufacturing facilities in Mountain View, California, which includes our headquarters and main offices. Additionally, we have entered into a lease for office and laboratory space in Doylestown, Pennsylvania. As of June 30, 2023, future minimum lease commitments under these leases were $59.7 million.

In addition, we enter into agreements in the normal course of business with CROs, CMOs and other vendors for research and development services for operating purposes, which are generally cancelable upon written notice.

For product candidates that are currently in various research and development stages, we may be obligated to make up to $357.9 million of future development, regulatory, and commercial milestone and royalty payments associated with the optioned technologies in our license agreements. Payments under these agreements generally become due and payable upon achievement of certain milestones. Because the achievement of these milestones is not probable and payment is not required as of June 30, 2023, such contingencies have not been recorded in our condensed consolidated financial statements. Amounts related to contingent milestone payments are not yet considered contractual obligations as they are contingent on the successful achievement of certain milestones. See Note 5 – License Agreements to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Recently Adopted Accounting Pronouncements

Please refer to Note 2 – Summary of Significant Accounting Policies to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional disclosures around recently adopted accounting pronouncements.

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

Our critical accounting policies are described in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Use of Estimates” in our Annual Report on Form 10-K filed with the SEC on March 30, 2023 and the notes to the condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q. During the six months ended June 30, 2023, there were no material changes to our critical accounting policies from those discussed in our Annual Report on Form 10-K filed with the SEC on March 30, 2023.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
▪
If we experience delays or difficulties in the enrollment of patients in clinical trials, including because of competition for patients, we will be unable to complete these trials on a timely basis, if at all.
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
▪
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

Moreover, preliminary, interim and topline data are subject to the risk that one or more of the clinical outcomes may materially change as more patient data become available when patients mature on study, patient enrollment continues or as other ongoing or future clinical trials with a product candidate further develop. Past results of clinical trials may not be predictive of future results. In addition, the information we choose to publicly disclose regarding a particular study or clinical trial is based on what is typically more extensive information, and you or others may not agree with what we determine is the material or otherwise appropriate information to include in our disclosure. Any information we determine not to disclose may ultimately be deemed significant with respect to future decisions, conclusions, views, activities or otherwise regarding a particular product candidate or our business. Similarly, even if we can complete our planned and ongoing preclinical studies and clinical trials of our product candidates according to our current development timeline, the positive results from such preclinical studies and clinical trials of our product candidates may not be replicated in subsequent preclinical studies or clinical trial results. Moreover, preclinical, nonclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that believed their product candidates performed satisfactorily in preclinical studies and clinical trials nonetheless failed to obtain FDA or other regulatory approval.

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

We may experience delays in our ongoing or future preclinical studies or clinical trials, and we do not know whether future preclinical studies or clinical trials will begin on time, need to be redesigned, enroll an adequate number of patients on time or be completed on schedule, if at all. For example, because of supply chain constraints and staffing issues at one of our CMOs, the filing date of our IND application for IGM-7354, which has been cleared by the FDA in November 2022, was adjusted and we may have to make further adjustments in the future, with respect to this or other programs. We also experienced questions from the FDA on issues related to starting dose and sequencing of healthy volunteers and patients, delivery device and non-drug substance formulation components that delayed our original plans to advance IGM-6268, a former clinical candidate, into the clinic. The commencement or completion of our clinical trials could be substantially delayed or prevented by many factors, including:

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

If we experience delays or difficulties in the enrollment of patients in clinical trials, including because of competition for patients, we will be unable to complete these trials on a timely basis, if at all.

We may experience difficulties in patient enrollment in our clinical trials for a variety of reasons, including supply chain disruptions, staffing shortages and other business and economic disruptions resulting from geopolitical actions, including war and terrorism, natural disasters, including earthquakes, typhoons, floods and fires, as well as other disruptions resulting from the impact of public health factors, including the COVID-19 pandemic, business disruptions of our strategic partners, third-party manufacturers, suppliers and other third parties upon which we rely. The timely completion of clinical trials in accordance with their protocols depends, among other things, on our ability to enroll a sufficient number of patients who remain in the trial until completion of treatment and adequate follow-up. The enrollment of patients depends on many factors, including:

•
the size and nature of the patient population;
•
the severity of the disease under investigation;
•
the proximity of subjects to clinical sites and ability of subjects to travel to clinical trial sites;
•
continued enrollment of prospective patients by clinical trial sites;
•
efforts to facilitate timely enrollment;
•
the eligibility criteria for the trial;
•
the design of the clinical trial;
•
patient referral practices of physicians;
•
ability to obtain and maintain patient consents;
•
ability to monitor patients adequately during and after treatment;
•
risk that enrolled subjects will drop out before completion;
•
clinicians’ and patients’ perceptions as to the potential advantages and disadvantages of the drug being studied in relation to other available therapies, including any new drugs that may be approved for the indications we are investigating; and
•
inability to enroll, or delay in enrollment of, patients due to outbreaks and public health crises, such as the COVID-19 pandemic.

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

Our inability to enroll sufficient number of patients for our clinical trials would result in significant delays or may require us to abandon one or more clinical trials altogether. If we are unable to enroll a sufficient number of patients that will complete clinical testing, we will be unable to seek or gain marketing approval for such product candidates and our business will be harmed. Even if we can enroll a sufficient number of patients in our clinical studies or trials, delays in patient enrollment may result in increased costs or may affect the timing or outcome of the planned clinical trials, which could prevent completion of these trials and adversely affect our ability to advance the development of our product candidates.

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

All of our product candidates and discovery programs are in preclinical development or early stage clinical development, and not all adverse effects of drugs can be predicted or anticipated. Unforeseen side effects from our product candidates could arise at any time during clinical development or, if approved by regulatory authorities, after the approved product has been marketed. We have initiated Phase 1 clinical trials for the following product candidates: imvotamab, aplitabart, IGM-7354, and IGM-2644. We have only disclosed early safety data in humans from our Phase 1 clinical trials of imvotamab and aplitabart. Our preclinical and our discovery programs have not been tested on humans at all. We are encouraged by the safety profile of imvotamab and the relatively low rate of cytokine release syndrome (CRS) observed in our previous clinical trial; however, we may see cases of serious CRS in patients in future clinical trials, which may delay our clinical testing of imvotamab or delay or prevent marketing approval in the future.

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

There are many companies developing or marketing treatments for cancer, including most major pharmaceutical and biotechnology companies, as well as many smaller biotechnology companies. These treatments consist both of small molecule drug products as well as biologics that work by using antibody therapeutic platforms to address specific cancer targets.

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

We have spent significant resources to date on developing our current manufacturing processes and know-how to produce sufficient yields and optimize functionality in conjunction with our contract manufacturers. In 2021, we completed construction and began to operate a cGMP manufacturing facility for the manufacture of clinical trial drug materials. We may construct additional manufacturing facilities to produce commercial supply for any approved products. To do so, we will need to scale our manufacturing operations, as we do not currently have the infrastructure or capability internally to manufacture sufficient yields needed to advance all of our product candidates and discovery programs in preclinical studies and clinical trials and currently rely on our third-party manufacturers for the majority of our product candidate production. Accordingly, we may be required to make significant further investments to expand our manufacturing facilities in the future, and our efforts to scale our internal manufacturing capabilities may not succeed.

Also, historically IgM antibodies have been particularly difficult to manufacture and CMOs have limited experience in the manufacturing of IgM antibodies. The process of manufacturing our product candidates is extremely susceptible to product loss due to contamination, equipment failure or improper installation or operation of equipment, vendor or operator error, contamination and inconsistency in yields, variability in product characteristics, difficulties in scaling the production process and shipping issues. Even minor deviations from normal manufacturing processes could result in reduced production yields, product defects and other supply disruptions. For example, because of supply chain constraints and staffing issues at one of our CMOs, we previously had to adjust the anticipated filing date of our IND application for IGM-7354, which has been cleared by the FDA as of November 2022, and we have had to make certain other adjustments, and we may have to make further adjustments in the future, with respect to this or other programs. If microbial, viral or other contaminations are discovered in our product candidates or in the manufacturing facilities in which our product candidates are made, such manufacturing facilities may need to be closed for an extended period of time to investigate and remedy the contamination, and we could be subject to sanctions, restrictions on the product candidate or on the manufacturing facilities, product liability claims or other adverse consequences, any of which could significantly and adversely affect supplies of our product candidates and harm our business and results of operations. Any interruption in the supply of clinical drug product from any cause could adversely affect the timing, enrollment and scope of our ongoing clinical trials.

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

We are actively monitoring, evaluating, and responding to developments relating to COVID-19, including new strains of the disease that have emerged in certain locations, vaccination status both locally and globally, and changing restrictions on travel and other protocols as set forth by the Centers for Disease Control and Prevention and other government authorities. The extent to which COVID-19, including any variants that have emerged or may emerge in the future, or any other health epidemic impacts our results will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of a particular virus and its variants and the actions to contain it or treat its impact, among others. We cannot at this time quantify or forecast the business impact of COVID-19, and there can be no assurance that we will be able to avoid a material impact on our business, financial condition and operating results from the spread of COVID-19 or its consequences, including disruption to our business and downturns in business sentiment generally or in our industry. On May 11, 2023, the federal government ended the COVID-19 public health emergency, which ended a number of temporary changes made to federally funded programs while some continue to be in effect. The full impact of this termination of the national emergency and the wind-down of the public health emergency on FDA and other regulatory policies and operations are unclear.

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

Since its enactment, there remain judicial and Congressional challenges to certain aspects of the ACA. For example, in June 2021 the U.S. Supreme Court held that Texas and other challengers had no legal standing to challenge the ACA, dismissing the case on procedural grounds without specifically ruling on the constitutionality of the ACA. Thus, the ACA will remain in effect in its current form. In addition, other legislative changes have been proposed and adopted since the ACA was enacted. These changes include aggregate reductions to Medicare payments to providers of up to 2% per fiscal year pursuant to the Budget Control Act of 2011, which began in 2013 and, due to subsequent legislative amendments will remain in effect through 2031, with the exception of a temporary suspension implemented under various COVID-19 relief legislation from May 1, 2020 through March 31, 2022. The Consolidated Appropriations Act, 2023, extended the 2% Medicare sequester for the first six months of FY 2032 and revised the sequester percentage up to 2% for FY 2030 and 2031. Moreover, there has recently been heightened governmental scrutiny over the manner in which drug manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products.

Under the American Rescue Plan Act of 2021, effective January 1, 2024, the statutory cap on Medicaid Drug Rebate Program rebates that manufacturers pay to state Medicaid programs will be eliminated. Elimination of this cap may require pharmaceutical manufacturers to pay more in rebates than it receives on the sale of products, which could have a material impact on our business. Further, based on a recent executive order, the Biden administration expressed its intent to pursue certain policy initiatives to reduce drug prices. The HHS has released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and potential legislative policies that Congress could pursue to advance these principles. In August 2022, Congress passed the Inflation Reduction Act of 2022, which includes prescription drug provisions that have significant implications for the pharmaceutical industry and Medicare beneficiaries, including allowing the federal government to negotiate a maximum fair price for certain high-priced single source Medicare drugs, imposing penalties and excise tax for manufacturers that fail to comply with the drug price negotiation requirements, requiring inflation rebates for all Medicare Part B and Part D drugs, with limited exceptions, if their drug prices increase faster than inflation, and redesigning Medicare Part D to reduce out-of-pocket prescription drug costs for beneficiaries, among other changes. Various industry stakeholders, including the U.S. Chamber of Commerce, the National Infusion Center Association, the Global Colon Cancer Association, and the Pharmaceutical Research and Manufacturers of America have initiated lawsuits against the federal government asserting that the price negotiation provisions of the Inflation Reduction Act are unconstitutional. The impact of these judicial challenges as well as future legislative, executive, and administrative actions and agency rules implemented by the Biden administration on us and the pharmaceutical industry as a whole is unclear. The implementation of cost containment measures, including the prescription drug provisions under the Inflation Reduction Act, as well as other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our product candidates if approved. Complying with any new legislation and regulatory changes could be time-intensive and expensive, resulting in a material adverse effect on our business.

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

Disruptions at the FDA and other agencies, including delays or disruptions due to the COVID-19 pandemic, travel restrictions, staffing shortages, may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, in 2018 and 2019, the U.S. government shut down several times and certain regulatory agencies, such as the FDA and the SEC, had to furlough critical employees and stop critical activities. Separately, in response to the COVID-19 pandemic, since March 2020 when foreign and domestic inspections of facilities were largely placed on hold, the FDA worked to resume normal operations. In 2020 and 2021, a number of companies announced receipt of complete response letters due to the FDA’s inability to complete required inspections for their applications. While the FDA has largely caught up with domestic preapproval inspections, it continues to work through its backlog of foreign inspections. However, the FDA may not be able to continue its current inspection pace, and review timelines could be extended, including where a pre-approval inspection or an inspection of clinical sites is required and due to travel restrictions, the FDA is unable to complete such required inspections during the review period. Regulatory authorities outside the U.S. may adopt similar restrictions or may experience delays in their regulatory activities. If a prolonged government shutdown or disruption occurs, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions and provide feedback on our clinical development plans, which could have a material adverse effect on our business and our anticipated timelines. Further, in our operations as a public company, future government shutdowns or other disruptions to normal operations could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

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
▪
production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad; and
▪
business interruptions resulting from geo-political actions, including war (such as the ongoing conflict between Russia and Ukraine) and terrorism, natural disasters, or public health emergencies, such as the COVID-19 pandemic.

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
▪
the federal Open Payments program under the Physician Payments Sunshine Act, created under Section 6002 of the ACA and its implementing regulations, which requires certain manufacturers of covered drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) and applicable group purchasing organizations to report annually to CMS information related to “payments or other transfers of value” made to covered recipients, such as physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), certain non-physician healthcare professionals (such as physician assistants and nurse practitioners, among others), and teaching hospitals, and information regarding ownership and investment interests held by physicians (as defined above) and their immediate family members. The information reported annually is publicly available on a searchable website;
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

We have incurred significant losses since our inception. Our net loss for the six months ended June 30, 2023 was $123.7 million and for the year ended December 31, 2022 was $221.1 million. As of June 30, 2023, our accumulated deficit was approximately $698.6 million. We expect to continue to incur losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of, and seek regulatory approvals for, our product candidates, prepare for and begin to commercialize any approved product candidates and add infrastructure and personnel to support our product development efforts and operations as a public company. Historically we have financed our operations primarily through the sale of equity and debt securities as well as funding received from our collaboration partners. We do not generate any revenue from product sales and our product candidates will require substantial additional investment before they may provide us with any revenue, if ever.

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

As of June 30, 2023, we had $386.9 million in cash, cash equivalents, and marketable securities. We believe that our existing cash, cash equivalents, and marketable securities will enable us to fund our operating expenses and capital expenditure requirements for at least one year past the issuance date of the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. Our estimate as to how long we expect our cash, cash equivalents, and marketable securities to be able to continue to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned. In addition, because successful development of our product candidates is uncertain, we are unable to estimate the actual funds we will require to complete research and development and to commercialize our product candidates.

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

Until we can generate enough product revenue to finance our cash requirements, which we may never do, we expect to finance future cash needs primarily through one or more public and private equity offerings, debt financings and strategic partnerships. We do not have any committed external source of funds. If sufficient funds on acceptable terms are not available when needed, or at all, we could be forced to significantly reduce operating expenses and delay, scale back or eliminate one or more of our clinical or discovery programs or our business operations.

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

At June 30, 2023, we had $386.9 million of cash, cash equivalents, and marketable securities. While we are not aware of any downgrades, material losses, or other significant deterioration in the fair value of our cash equivalents or marketable securities since June 30, 2023, no assurance can be given that further deterioration of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents or our ability to meet our financing objectives. Furthermore, our stock price may decline due in part to the volatility of the stock market and general economic downturn.

Risks Related to Managing Our Growth and Operations

Our future success depends on our ability to retain key executives and to attract, retain and motivate qualified personnel.

We are highly dependent on the business, research and development and clinical expertise of our senior management team, key employees and other highly qualified managerial, scientific, and medical personnel. Although we have entered into employment agreements with our executive officers, each of them may terminate their employment with us at any time. The loss of the services provided by any of our senior management team, other key employees and other scientific and medical advisors, and any inability to find suitable replacements, could impede the achievement of our research, development and commercialization objectives and seriously harm our ability to successfully implement our business strategy.

To succeed, we must recruit, retain, manage and motivate qualified clinical, scientific, manufacturing, and sales and marketing personnel, and we face significant competition for experienced personnel. In addition, we will need to expand and effectively manage our managerial, operational, financial, development and other resources in order to successfully pursue our research, development and commercialization efforts for our existing and future product candidates. Furthermore, replacing executive officers and key employees may be difficult and may take an extended period of time because of the limited talent pool in our industry due to the breadth of skills and experience required to successfully develop, gain regulatory approval of and commercialize products. Intense competition for attracting key skill sets may limit our ability to retain and motivate these key personnel on acceptable terms.

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

As of June 30, 2023, we had 289 full-time employees. As our development and commercialization plans and strategies develop, and as we transition into operating as a public company, we expect to expand our employee base for managerial, operational, financial and other resources. Additionally, as our product candidates and discovery programs enter and advance through preclinical studies and any clinical trials, we will need to expand our research, development, manufacturing, regulatory and sales and marketing capabilities or contract with other organizations to provide these capabilities for us. Future growth would impose significant added responsibilities on members of management, including the need to identify, recruit, maintain, motivate and integrate additional employees. Also, our management may need to divert a disproportionate amount of their attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, give rise to operational errors, loss of business opportunities, loss of employees and reduced productivity amongst remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of existing and additional product candidates and discovery programs. If our management is unable to effectively manage our expected growth, our expenses may increase more than expected, our ability to generate or grow revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize our product candidates and compete effectively with others in our industry will depend on our ability to effectively expand our organization and manage any future growth.

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

We and the third parties upon which we rely may be subject to a variety of evolving threats, including but not limited to social-engineering attacks (including through phishing attacks), viruses, worms, and other malicious code, ransomware and other malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks (such as credential stuffing), personnel misconduct or error, ransomware attacks, software bugs, server malfunctions, software or hardware failures, loss, corruption and other unavailability of data or other information technology assets, adware, telecommunications failures, natural disasters, and other similar threats.

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

Our operations are vulnerable to interruption by catastrophic events, which could harm our business and financial condition.

Our operations, and those of our CROs, clinical trial sites, suppliers, regulators, and other third parties with whom we engage, could be subject to natural disasters, power outages, telecommunications failures, failures or breaches of information technology systems, epidemics, pandemics, and other natural or man-made disasters or business interruptions. The occurrence of any of these business disruptions could seriously harm our operations and financial condition and increase our costs and expenses. We currently rely on third party manufacturers to produce and process our product candidates. Our ability to obtain clinical supplies of our product candidates could be disrupted if the operations of these suppliers are affected by a man-made or natural disaster or other business interruption. We cannot presently predict the scope and severity of any potential business shutdowns or disruptions, but if we or any of the third parties with whom we engage, including the suppliers, CROs, clinical trial sites, regulators and other third parties with whom we conduct business, were to experience shutdowns or other business disruptions, our ability to conduct our business in the manner and on the timelines presently planned could be materially and negatively impacted.

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

The patent positions of pharmaceutical and biotechnology companies can be highly uncertain and involve complex legal and factual questions for which important legal principles remain unresolved. Changes in either the patent laws or in the interpretations of patent laws in the United States and other countries may diminish the value of our intellectual property. We cannot predict the breadth of claims that may be allowed or found to be enforceable in our patents or in third-party patents. The United States has enacted and is currently implementing wide-ranging patent reform legislation. Further, recent U.S. Supreme Court and Court of Appeals for the Federal Circuit rulings have either narrowed the scope of patent protection available in certain circumstances or weakened the rights of patent owners in certain situations. In addition to increasing uncertainty regarding our ability to obtain patents in the future, this combination of events has created uncertainty with respect to the validity, scope and value of patents, once obtained.

For our U.S. patent applications containing a priority claim after March 16, 2013, there is a greater level of uncertainty in the patent law. In September 2011, the Leahy-Smith America Invents Act, also known as the America Invents Act (AIA), was signed into law. The AIA includes several significant changes to U.S. patent law, including provisions that affect the way patent applications will be prosecuted and may also affect patent litigation. The AIA and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have an adverse effect on our business. An important change introduced by the AIA is that, as of March 16, 2013, the United States transitioned to a “first-to-file” system for deciding which party should be granted a patent when two or more patent applications are filed by different parties disclosing or claiming the same invention. A third party that has filed, or does file a patent application in the USPTO after March 16, 2013 but before us, could be awarded a patent covering a given invention, even if we had made the invention before it was made by the third party. This requires us to be cognizant going forward of the time from invention to filing of a patent application.

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

An active trading market for our common stock may not continue to be developed or sustained, and as a result it may be difficult for you to sell your shares of our common stock.

Although our common stock is listed on the Nasdaq Global Select Market (Nasdaq), the market for our shares has demonstrated varying levels of trading activity and an active trading market for our common stock may not be sustained. The lack of an active trading market for our common stock may impair investors’ ability to sell their shares at the time they wish to sell them or at a price that they consider reasonable, may reduce the market value of their shares, may impair our ability to raise capital to continue to fund our operations by selling shares and may impair our ability to acquire other companies or technologies by using our shares as consideration.

We are controlled by Topsøe Holding A/S and a concentrated group of stockholders, whose interests in our business may conflict with yours.

As of June 30, 2023, Topsøe Holding A/S, together with other holders of 5% or more of our outstanding capital stock and their respective affiliates, beneficially owned a majority of the shares of our outstanding capital stock. Accordingly, our principal stockholders will be able to control most matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, including mergers and sales of all or substantially all of our assets. The interests of these principal stockholders may not always coincide with your interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders. For example, our concentration of ownership could have the effect of delaying or preventing a change in control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could cause the market price of our common stock to decline or prevent our stockholders from realizing a premium over the market price for their shares of our common stock.

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

Certain holders of our common stock (including common stock issuable upon conversion of our non-voting common stock) have rights, subject to certain conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. Registration of these shares under the Securities Act would result in the shares becoming freely tradeable in the public market, subject to the restrictions of Rule 144 in the case of our affiliates. In addition, we filed a registration statement on Form S-8 to register shares of our common stock reserved for future issuance under our equity compensation plans; shares registered under this Form S-8 will be available for sale in the public market subject to the satisfaction of applicable vesting arrangements and the exercise of such options and, in the case of our affiliates, the restrictions of Rule 144. If any of these additional shares are sold, or if it is perceived that they will be sold, in the public market, the market price of our common stock could decline.

Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish substantial rights.

We may from time to time raise additional capital through the sale of equity or convertible securities, including pursuant to an effective shelf registration statement. If we issue additional shares of common stock at a discount from the current trading price of our common stock, our stockholders would experience immediate dilution upon the purchase of any shares of our common stock sold at such discount. In addition, as opportunities present themselves, we may enter into financing or similar arrangements in the future, including the issuance of debt securities, preferred stock, common stock, or non-voting common stock. See "Management's Discussion and Analysis of Financial Condition and Results of Operations — Recent Developments" for an overview of our recent equity financing.

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

In connection with our ongoing evaluations of internal controls over financial reporting, we have made, and may continue to make, upgrades to our finance and accounting systems. If we are unable to accomplish these upgrades in a timely and effective manner, our ability to comply with the financial reporting requirements and other rules that apply to reporting companies could be adversely impacted. Any failure to maintain effective internal control over financial reporting could have a material adverse effect on our business, financial condition and results of operations and the trading price of our common stock.

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

We are an “emerging growth company,” as defined in the JOBS Act. For as long as we continue to be an emerging growth company, we may choose to take advantage of exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We will remain an emerging growth company until the earliest to occur of: the last day of the fiscal year in which we have more than $1.235 billion in annual gross revenue, the date we qualify as a “large accelerated filer,” with the market value of our common stock held by non-affiliates exceeding $700 million as of June 30, the issuance by us of more than $1.0 billion of non-convertible debt over a three-year period, and the last day of the fiscal year ending after the fifth anniversary of our IPO, or December 31, 2024. Investors could find our common stock less attractive if we choose to rely on these exemptions. In addition, the JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards. We have elected to use this extended transition period until the earlier of the date that we (i) are no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, our consolidated financial statements may not be comparable to companies that comply with the new or revised accounting standards as of public company effective dates.

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

In addition, Section 203 of the General Corporation Law of the State of Delaware (the DGCL) prohibits a publicly-held Delaware corporation from engaging in a business combination with an interested stockholder, generally a person which together with its affiliates owns, or within the last three years has owned, 15% of our voting stock, for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in a prescribed manner.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

Other than as previously reported on our Current Reports on Form 8-K, there have been no unregistered sales of equity securities for the current reporting period.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

10.1	Common Stock Purchase Agreement, dated as of June 22, 2023, between IGM Biosciences, Inc. and RedCo II Master Fund, L.P.	8-K	001-39045	10.1	June 23, 2023

10.2+	IGM Biosciences, Inc. Amended and Restated 2018 Omnibus Incentive Plan.	8-K	001-39045	10.1	June 27, 2023

10.3+	IGM Biosciences, Inc. Amended and Restated Change in Control and Severance Policy

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1†	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2†	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibit 101)

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

IGM Biosciences, Inc.

Date: August 3, 2023	By:	/s/ Fred Schwarzer
Fred Schwarzer
Chief Executive Officer and President (Principal Executive Officer)

Date: August 3, 2023	By:	/s/ Misbah Tahir
Misbah Tahir
Chief Financial Officer (Principal Financial Officer)

Date: August 3, 2023	By:	/s/ Steven Weber
Steven Weber
Senior Vice President, Corporate Controller (Principal Accounting Officer)