Form 10-Q
period 2023-09-30
IGM Biosciences, Inc.
filed 2023-11-13
CIK 1496323

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 6, 2023, the registrant had 32,893,673 shares of common stock, $0.01 par value per share, and 25,500,383 shares of non-voting common stock, $0.01 par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

IGM Biosciences, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except share and per share data)

	September 30,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$174,794	$121,231
Restricted cash	617	689
Marketable securities	212,197	305,931
Prepaid expenses and other current assets	10,787	10,570
Total current assets	398,395	438,421
Property, plant and equipment, net	36,879	33,484
Operating lease right-of-use assets	37,093	39,591
Other non-current assets	1,983	2,003
Total assets	$474,350	$513,499

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,913	$2,512
Accrued liabilities	27,933	33,621
Lease liabilities	6,206	5,816
Deferred revenue	4,913	2,736
Total current liabilities	42,965	44,685
Lease liabilities, non-current	34,984	35,356
Deferred revenue, non-current	142,539	146,195
Total liabilities	220,488	226,236
Commitments and contingencies (Note 5)

Stockholders' equity:
Preferred stock, $0.01 par value; 200,000,000 shares authorized as of September 30, 2023 and December 31, 2022; no shares issued and outstanding as of September 30, 2023 and December 31, 2022	—	—
Common stock, $0.01 par value; 1,000,000,000 shares authorized as of September 30, 2023 and December 31, 2022; 32,884,846 and 29,394,436 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	329	294
Non-voting common stock, $0.01 par value; 200,000,000 shares authorized as of September 30, 2023 and December 31, 2022; 25,500,383 and 13,687,883 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	255	137
Additional paid-in-capital	1,014,102	862,359
Accumulated other comprehensive loss	(277)	(701)
Accumulated deficit	(760,547)	(574,826)
Total stockholders’ equity	253,862	287,263
Total liabilities and stockholders’ equity	$474,350	$513,499

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IGM Biosciences, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(in thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Collaboration revenue	$509	$331	$1,479	$697

Operating expenses:
Research and development	54,762	48,179	161,329	134,272
General and administrative	12,507	12,664	38,492	38,117
Total operating expenses	67,269	60,843	199,821	172,389
Loss from operations	(66,760)	(60,512)	(198,342)	(171,692)

Other income (expense):
Interest income	5,011	2,475	13,077	3,289
Other expense	—	—	(20)	(123)
Total other income (expense)	5,011	2,475	13,057	3,166
Loss before income tax expense	(61,749)	(58,037)	(185,285)	(168,526)
Income tax expense	(240)	—	(436)	—
Net loss	$(61,989)	$(58,037)	$(185,721)	$(168,526)

Net loss per share, basic and diluted	$(1.04)	$(1.32)	$(3.73)	$(4.15)
Weighted-average common shares outstanding, basic and diluted	59,580,402	44,034,652	49,778,716	40,634,893

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IGM Biosciences, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Net loss	$(61,989)	$(58,037)	$(185,721)	$(168,526)
Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities	175	(313)	424	(709)
Comprehensive loss	$(61,814)	$(58,350)	$(185,297)	$(169,235)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IGM Biosciences, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(in thousands, except share amounts)

			Non-Voting		Additional	Accumulated Other		Total
	Common Stock		Common Stock		Paid-In-	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
Balance—December 31, 2022	29,394,436	$294	13,687,883	$137	$862,359	$(701)	$(574,826)	$287,263
Exercise of stock options	40,774	—	—	—	75	—	—	75
Vest of restricted stock units	64,863	1	—	—	(1)	—	—	—
Unrealized gain on marketable securities	—	—	—	—	—	354	—	354
Stock-based compensation expense	—	—	—	—	11,047	—	—	11,047
Net loss	—	—	—	—	—	—	(59,309)	(59,309)
Balance—March 31, 2023	29,500,073	$295	13,687,883	$137	$873,480	$(347)	$(634,135)	$239,430
Issuance of common stock in connection with public offering and private placement, net of offering costs	3,187,500	32	6,187,500	62	68,297	—	—	68,391
Exercise of stock options	10,788	—	—	—	14	—	—	14
Vest of restricted stock units	81,136	1	—	—	(1)	—	—	—
Purchases under employee stock purchase plan	84,559	1	—	—	990	—	—	991
Unrealized loss on marketable securities	—	—	—	—	—	(105)	—	(105)
Stock-based compensation expense	—	—	—	—	14,309	—	—	14,309
Net loss	—	—	—	—	—	—	(64,423)	(64,423)
Balance—June 30, 2023	32,864,056	$329	19,875,383	$199	$957,089	$(452)	$(698,558)	$258,607
Issuance of common stock in connection with public offering	—	—	5,625,000	56	44,944	—	—	45,000
Offering costs in connection with public offering and private placement	—	—	—	—	93	—	—	93
Exercise of stock options	16,576	—	—	—	22	—	—	22
Vest of restricted stock units	4,214	—	—	—	—	—	—	—
Unrealized gain on marketable securities	—	—	—	—	—	175	—	175
Stock-based compensation expense	—	—	—	—	11,954	—	—	11,954
Net loss	—	—	—	—	—	—	(61,989)	(61,989)
Balance—September 30, 2023	32,884,846	$329	25,500,383	$255	$1,014,102	$(277)	$(760,547)	$253,862

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

IGM Biosciences, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Nine Months Ended
	September 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(185,721)	$(168,526)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	6,096	4,177
Stock-based compensation expense	37,310	33,601
Purchase of net discount on marketable securities	6,959	3,433
Net accretion of discounts on marketable securities	(7,151)	(726)
Non-cash lease expense	4,035	3,203
Other	299	—
Changes in assets and liabilities:
Prepaid expenses and other current assets	72	759
Other non-current assets	20	(1,087)
Accounts payable	1,526	(2,570)
Accrued liabilities	(4,670)	13,432
Lease liabilities, net	(1,519)	(2,994)
Deferred revenue	(1,479)	149,303
Net cash (used in) provided by operating activities	(144,223)	32,005

Cash flows from investing activities:
Purchases of property, plant and equipment	(10,933)	(7,511)
Purchases of marketable securities	(275,475)	(381,629)
Proceeds from maturities and sales of marketable securities	369,456	182,307
Net cash provided by (used in) investing activities	83,048	(206,833)

Cash flows from financing activities:
Proceeds from exercise of stock options	111	436
Proceeds from purchases under the employee stock purchase plan	991	477
Proceeds from issuance of common stock in public offering and private placement, net of offering costs	113,564	—
Proceeds from issuance of common stock in public offering, net of offering costs	—	217,987
Net cash provided by financing activities	114,666	218,900
Net increase in cash, cash equivalents, and restricted cash	53,491	44,072

Cash, cash equivalents, and restricted cash
Beginning of period	121,920	134,035
End of period	$175,411	$178,107

Reconciliation of cash, cash equivalents, and restricted cash
Cash and cash equivalents	$174,794	$177,414
Restricted cash	617	693
Cash, cash equivalents, and restricted cash	$175,411	$178,107

Supplemental disclosure of non-cash investing and financing activities:
Right-of-use assets recognized in exchange for lease obligations	$1,537	$2,315
Unpaid amounts related to purchase of property, plant and equipment	$322	$552

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP), as defined by the Financial Accounting Standards Board (FASB), and applicable rules and regulations of the Securities and Exchange Commission (SEC) regarding interim financial reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP have been condensed or omitted, and accordingly the balance sheet as of December 31, 2022 has been derived from the audited financial statements at that date but does not include all of the information required by GAAP for complete financial statements. These unaudited interim condensed consolidated financial statements have been prepared on the same basis as the Company’s annual financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments which are necessary for a fair statement of the Company’s financial information. The interim results of operations for the three and nine months ended September 30, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any other interim period or for any other future year.

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

Liquidity

The Company has incurred net operating losses and negative cash flows from operations since its inception and had an accumulated deficit of $760.5 million as of September 30, 2023. As of September 30, 2023, the Company had cash, cash equivalents, and marketable securities of $387.0 million. Management believes that the existing financial resources are sufficient to continue operating activities at least one year past the issuance date of these condensed consolidated financial statements. The Company has historically financed its operations primarily through the sale of common stock and pre-funded warrants in its public offerings and private placement, the sale of convertible preferred stock and issuance of unsecured promissory notes in private placements, and funding received from our collaboration partners. To date, none of the Company’s product candidates have been approved for sale, and the Company has not generated any product revenue since inception. Management expects operating losses to continue and increase for the foreseeable future, as the Company progresses its planned research and development activities for its product candidates. The Company’s prospects are subject to risks, expenses and uncertainties frequently encountered by companies in the biotechnology industry as discussed below. While the Company has been able to raise multiple rounds of financing, there can be no assurance that in the event the Company requires additional financing, such financing will be available on terms which are favorable or at all. Failure to raise sufficient capital when needed or generate sufficient cash flow from operations would impact the ability to pursue business strategies and could require the Company to delay, scale back or discontinue one or more product development programs, or other aspects of the Company's business objectives.

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

Leases

The Company determines if an arrangement is a lease at inception. In addition, the Company determines whether leases meet the classification criteria of a finance or operating lease at the lease commencement date considering: (1) whether the lease transfers ownership of the underlying asset to the lessee at the end of the lease term, (2) whether the lease grants the lessee an option to purchase the underlying asset that the lessee is reasonably certain to exercise, (3) whether the lease term is for a major part of the remaining economic life of the underlying asset, (4) whether the present value of the sum of the lease payments and residual value guaranteed by the lessee equals or exceeds substantially all of the fair value of the underlying asset, and (5) whether the underlying asset is of such a specialized nature that it is expected to have no alternative use to the lessor at the end of the lease term. As of September 30, 2023, the Company's lease population consisted of real estate leases and the Company did not have finance leases.

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

Impairment of Long-Lived Assets

The Company evaluates the carrying amount of its long-lived assets, such as property and equipment, whenever events or changes in circumstances indicate that the assets may not be recoverable. An impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition are less than the carrying amount of the asset. During the three and nine months ended September 30, 2023, there were $0.3 million of impairments on long-lived assets related to leasehold improvements. During the three and nine months ended September 30, 2022, there were no impairments identified on long-lived assets.

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

As actual costs become known, the Company adjusts its accruals. Although the Company does not expect its estimates to be materially different from amounts actually incurred, such estimates for the status and timing of services performed relative to the actual status and timing of services performed may vary and could result in the Company reporting amounts that are too high or too low in any particular period. The Company’s accrual is dependent, in part, upon the receipt of timely and accurate reporting from CROs and other third-party vendors. Variations in the assumptions used to estimate accruals including, but not limited to, the number of patients enrolled, the rate of patient enrollment and the actual services performed, may vary from the Company’s estimates, resulting in adjustments to clinical trial expenses in future periods. Changes in these estimates that result in material changes to the Company’s accruals could materially affect its financial condition and results of operations. Through September 30, 2023, there have been no material differences from the Company’s estimated accrued research and development expenses to actual expenses.

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

The Company accounts for income tax contingencies using a benefit recognition model. If it considers that a tax position is more likely than not to be sustained upon audit, based solely on the technical merits of the position, it recognizes the benefit. The Company measures the benefit by determining the amount that is greater than 50% likely of being realized upon settlement, presuming that the tax position is examined by the appropriate taxing authority that has full knowledge of all relevant information. The Company is subject to taxation in the United States federal jurisdiction, and various state jurisdictions. Due to the Company’s net operating loss carryforwards, the Company's income tax returns remain subject to examination by federal and state tax authorities for all tax years. The Company’s policy is to recognize interest expense and penalties related to income tax matters as a component of income tax expense. As of September 30, 2023, there were no significant accruals for interest related to unrecognized tax benefits or tax penalties.

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

Note 3. Fair Value Measurement

The Company measures and reports certain financial instruments as assets and liabilities at fair value on a recurring basis. The following tables set forth the fair value of the Company’s financial assets, which consist of cash equivalents and marketable securities measured and recognized at fair value (in thousands):

		September 30, 2023
	Fair Value Hierarchy Level	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash equivalents:
Money market funds	Level 1	$36,787	$—	$—	$36,787
U.S. treasury securities	Level 1	68,506	11	—	68,517
Commercial paper	Level 2	62,681	—	(24)	62,657
U.S. government agency securities	Level 2	2,995	—	—	2,995
Marketable securities:
U.S. treasury securities	Level 1	179,527	2	(182)	179,347
Corporate bonds	Level 2	13,943	—	(37)	13,906
Commercial paper	Level 2	4,817	—	(8)	4,809
U.S. government agency securities	Level 2	14,174	—	(39)	14,135
Total		$383,430	$13	$(290)	$383,153

		December 31, 2022
	Fair Value Hierarchy Level	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash equivalents:
Money market funds	Level 1	$26,718	$—	$—	$26,718
Commercial paper	Level 2	66,732	—	(16)	66,716
U.S. government agency securities	Level 2	20,477	7	—	20,484
Marketable securities:
U.S. treasury securities	Level 1	127,234	6	(318)	126,922
Corporate bonds	Level 2	12,531	2	(3)	12,530
Commercial paper	Level 2	142,726	—	(195)	142,531
U.S. government agency securities	Level 2	24,132	—	(184)	23,948
Total		$420,550	$15	$(716)	$419,849

The Company evaluates transfers between levels at the end of each reporting period. There were no transfers between Levels 1, 2 and 3 during the three and nine months ended September 30, 2023 and 2022. As of September 30, 2023 and December 31, 2022, there were no financial instruments classified as Level 3.

The following table summarizes the available-for-sale securities in an unrealized loss position for which an allowance for credit losses has not been recorded as of September 30, 2023 and December 31, 2022, aggregated by major security type and length of time in a continuous unrealized loss position:

	September 30, 2023
	Less than 12 months		Greater than 12 months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. treasury securities	$134,445	$(148)	$9,837	$(34)	$144,282	$(182)
Corporate bonds	13,906	(37)	—	—	13,906	(37)
Commercial paper	67,466	(32)	—	—	67,466	(32)
U.S. government agency securities	7,145	(28)	6,990	(11)	14,135	(39)
Total	$222,962	$(245)	$16,827	$(45)	$239,789	$(290)

	December 31, 2022
	Less than 12 months		Greater than 12 months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. treasury securities	$99,870	$(318)	$—	$—	$99,870	$(318)
Corporate bonds	2,848	(3)	—	—	2,848	(3)
Commercial paper	127,163	(211)	—	—	127,163	(211)
U.S. government agency securities	23,948	(184)	—	—	23,948	(184)
Total	$253,829	$(716)	$—	$—	$253,829	$(716)

As of September 30, 2023 and December 31, 2022, the Company held 67 and 69 debt securities, respectively, with an unrealized loss position. The Company evaluated its securities for credit losses and considered the decline in market value to be primarily attributable to current economic and market conditions and not to a credit loss or other factors. Additionally, the Company does not intend to sell the securities in an unrealized loss position and does not expect they will be required to sell the securities before recovery of the unamortized cost basis. As of September 30, 2023 and December 31, 2022, an allowance for credit losses has not been recognized. Given the Company's intent and ability to hold such securities until recovery, and the lack of significant change in credit risk of these investments, it does not consider these marketable securities impaired as of September 30, 2023 and December 31, 2022.

There were no realized gains or losses on marketable securities for the three and nine months ended September 30, 2023 and 2022. Interest on marketable securities is included in interest income. As of September 30, 2023 and December 31, 2022, the Company had accrued interest receivable of $0.8 million and $0.5 million, respectively, which was included in prepaid expenses and other current assets on the condensed consolidated balance sheet.

The following table summarizes the contractual maturities of the Company’s cash equivalents and marketable securities as of September 30, 2023 and December 31, 2022 at estimated fair value (in thousands):

	September 30,	December 31,
	2023	2022
Due in less than one year	$372,212	$419,849
Due in more than one year	10,941	—
Total	$383,153	$419,849

Note 4. Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2023	2022
Accrued research and development materials and services	$14,830	$20,747
Accrued professional services	1,341	1,759
Accrued compensation	11,006	10,920
Other	756	195
Total accrued liabilities	$27,933	$33,621

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

During the three and nine months ended September 30, 2023, the Company recorded $1.2 million and $1.7 million, respectively, as research and development expense in our condensed consolidated statements of operations related to license agreements, and $0.1 million and $3.0 million, for the three and nine months ended September 30, 2022.

As of September 30, 2023, the Company’s license agreements for technologies optioned by the Company, including the Medivir agreement described below, included potential future payments for development, regulatory, and sales milestones totaling approximately $364.4 million plus royalties on net sales that range from single digits to mid-teens. No milestones were achieved or deemed probable as of September 30, 2023.

Medivir Agreement

In January 2021, the Company entered into an exclusive license agreement with Medivir AB (Medivir) through which the Company received global, exclusive development and commercialization rights for birinapant, a clinical-stage Second Mitochondrial-derived Activator of Caspases (SMAC) mimetic. Under the terms of the agreement, the Company made an upfront payment of $1.0 million upon signing the agreement, and made an additional $1.5 million payment in November 2021 due to the Company's initiation of a Phase 1 clinical trial of aplitabart in combination with birinapant. Under the terms of the agreement, should birinapant be successfully developed and approved, the Company is obligated to make additional milestone payments up to a total of approximately $348.5 million, plus tiered royalties from the mid-single digits up to mid-teens on net sales. No milestones were achieved or deemed probable as of September 30, 2023.

Note 6. Stockholders' Equity

Common Stock and Non-Voting Common Stock

As of September 30, 2023 and December 31, 2022, the Company’s certificate of incorporation authorized the Company to issue 1,200,000,00 shares of common stock (including 200,000,000 shares of non-voting common stock) and 200,000,000 shares of preferred stock, at a par value of $0.01 per share. Each share of common stock (excluding non-voting common stock) is entitled to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the Company’s Board of Directors, subject to prior rights of the preferred stockholders. As of September 30, 2023 and December 31, 2022, no dividends have been declared.

The Company had reserved common stock, on an as-converted basis, for future issuance as follows:

	September 30,	December 31,
	2023	2022
Stock options, issued and outstanding	7,296,153	5,802,317
Restricted stock units	958,426	401,180
Stock options and restricted stock units, future issuance	2,924,460	1,310,601
Employee stock purchase plan, available for future grants	1,455,296	1,109,032
Pre-funded warrants	1,334,332	1,334,332
Total	13,968,667	9,957,462

Stock Offering

On July 3, 2023, the Company completed an underwritten public offering for the issuance of 3,187,500 shares of voting common stock and 9,000,000 shares of non-voting common stock at a public offering price of $8.00 per share pursuant to a shelf registration statement on Form S-3 (2023 Public Offering). This includes the full exercise by the underwriters of their option to purchase up to 1,589,673 shares of voting common stock. Of the shares sold in the 2023 Public Offering, 3,187,500 shares of voting common stock and 3,375,000 shares of non-voting common stock were issued on June 26, 2023, and the remaining 5,625,000 shares of non-voting common stock were issued on July 3, 2023.

On June 26, 2023, the Company also issued and sold 2,812,500 shares of its non-voting common stock in a concurrent private placement exempt from the registration requirements of the Securities Act at a sale price of $8.00 per share.

The total net proceeds received by the Company from the 2023 Public Offering and concurrent private placement were $113.5 million, after deducting underwriting discounts and commissions and offering costs of $6.5 million.

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

The outstanding pre-funded warrants to purchase shares of common stock are exercisable at any time after their original issuance. However, the Company may not affect the exercise of any pre-funded warrants, and a holder will not be entitled to exercise any portion of any pre-funded warrants that, upon giving effect to such exercise, would cause: (i) the aggregate number of shares of the Company’s common stock beneficially owned by such holder (together with its affiliates) to exceed 9.99% of the number of shares of the Company’s common stock outstanding immediately after giving effect to the exercise; or (ii) the combined voting power of the Company’s securities beneficially owned by such holder (together with its affiliates) to exceed 9.99% of the combined voting power of all of the Company’s securities outstanding immediately after giving effect to the exercise, as such percentage ownership is determined in accordance with the terms of the pre-funded warrants. However, any holder of a pre-funded warrant may increase or decrease such percentage to any other percentage not in excess of 19.99% upon at least 61 days’ prior notice from the holder to the Company. As of September 30, 2023, no shares underlying the pre-funded warrants had been exercised. All of the outstanding pre-funded warrants are included in the weighted-average number of shares of common stock used to calculate basic net loss per share attributable to common stockholders (see Note 11 – Net Loss Per Share Attributable to Common Stockholders).

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

To determine the transaction price, the Company evaluated all the payments to be received during the duration of the contract. In May 2022, the Company received a $150.0 million upfront payment as part of the Sanofi Agreement. Additionally, in April 2022, Sanofi purchased non-voting common stock in connection with the Company’s public common stock offering. The Company concluded that at inception and as of September 30, 2023, the transaction price was $150.0 million and was comprised solely of the fixed non-refundable upfront payment. No consideration received from Sanofi as part of the April 2022 offering was deemed necessary to include in the transaction price as Sanofi purchased the shares at the same offering price as the other participating investors.

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

For the three and nine months ended September 30, 2023, the Company recognized collaboration revenue related to the Sanofi Agreement of $0.5 million and $1.5 million, respectively. As of September 30, 2023, $147.5 million was recorded as deferred revenue related to the Sanofi Agreement, of which $4.9 million was current, on the condensed consolidated balance sheet. The deferred revenue is expected to be recognized over the research and development period of the programs through the completion of Phase 1 clinical trials.

Contract Balances from Customer Contract

The timing of revenue recognition, billings and cash collections results in contract assets and contract liabilities on the condensed consolidated balance sheets. The Company recognizes license and development receivables based on billed services, which are settled upon reimbursement. When consideration is received, or such consideration is unconditionally due, from a customer prior to transferring goods or services to the customer under the terms of a contract, a contract liability is recorded. Contract liabilities are recognized as revenue after control of the goods or services is transferred to the customer and all revenue recognition criteria have been met.

The following tables present changes in the Company’s customer contract liabilities for the periods presented (in thousands):

Nine Months Ended September 30, 2023	December 31, 2022	Additions	Deductions	September 30, 2023
Contract liabilities:
Deferred revenue	$148,931	$—	$(1,479)	$147,452

Nine Months Ended September 30, 2022	December 31, 2021	Additions	Deductions	September 30, 2022
Contract liabilities:
Deferred revenue	$—	$150,000	$(697)	$149,303

The Company had no customer contract assets during the three and nine months ended September 30, 2023 and 2022.

Note 8. Stock-Based Compensation

The 2018 Omnibus Incentive Plan (the 2018 Plan) provides for an increase in the number of shares reserved for issuance on the first day of each fiscal year equal to the least of (i) 8,768,800 shares, (ii) 4% of the Company’s common stock and non-voting common stock outstanding at December 31 of the immediately preceding year, or (iii) such number of shares as determined by the Company’s Board of Directors. As a result of this provision, on January 1, 2023 and 2022, an additional 1,723,292 and 1,299,920 shares, respectively, became available for issuance under the 2018 Plan. On June 23, 2023, the Company’s stockholders approved an amendment and restatement to the 2018 Plan, which provided for an increase in the number of shares of common stock reserved for issuance thereunder by 2,160,000 shares. As of September 30, 2023, the 2018 Plan had 2,924,460 shares of common stock available for future issuance.

Total stock-based compensation expense related to the Company’s equity incentive plan and employee stock purchase plan was recorded in the statements of operations as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Research and development	$7,391	$6,096	$22,078	$19,038
General and administrative	4,563	4,720	15,232	14,563
Total stock-based compensation expense	$11,954	$10,816	$37,310	$33,601

The following table summarizes the Company's stock awards granted for each of the periods indicated:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023		2022		2023		2022
	Grants	Weighted Average Grant Date Fair Value	Grants	Weighted Average Grant Date Fair Value	Grants	Weighted Average Grant Date Fair Value	Grants	Weighted Average Grant Date Fair Value
Stock options	37,030	$7.49	327,825	$13.96	1,763,368	$10.85	2,374,907	$13.12
Restricted stock units	21,629	$9.37	5,788	$20.73	738,079	$12.54	382,256	$16.14

Note 9. Defined Contribution Plan

The Company sponsors a 401(k) retirement plan for its employees. This plan provides for tax-deferred salary deductions for all employees. Employee contributions are voluntary. Employees may contribute up to 100% of their annual compensation to this plan, as limited by an annual maximum amount as determined by the IRS. During the three and nine months ended September 30, 2023, the Company provided $0.3 million and $1.2 million in matching contributions to the 401(k) plan. There were no matching contributions in the three and nine months ended September 30, 2022.

Note 10. Income Taxes

The Company’s income tax provision was $0.2 million and $0.4 million for the three and nine months ended September 30, 2023, representing an effective tax rate of (0.4)% and (0.2)%, respectively. There was no tax provision for the three and nine months ended September 30, 2022. The increase in the income tax provision for the three and nine months ended September 30, 2023, as compared to the same period in 2022 was primarily due to recognizing deferred income in 2023 from the $150.0 million Sanofi upfront payment received in 2022 (See Note 7 – Sanofi Agreement).

The Company continuously evaluates the need for a valuation allowance based on all available evidence, both positive and negative. As of September 30, 2023, the Company continues to maintain a full valuation allowance on all of its deferred tax assets. The Company's effective tax rate for the three and nine months ended September 30, 2023 differed from the federal statutory income tax rate primarily due to the full valuation allowance recorded on its net federal and state deferred tax assets and non-deductible stock-based compensation.

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

The following equity instruments were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive for the periods presented:

	September 30,
	2023	2022
Stock options	7,296,153	5,715,344
Estimated shares issuable under the employee stock purchase plan	51,620	32,787
Unvested restricted stock units	958,426	594,511
Total	8,306,199	6,342,642

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

Overview

We are a clinical-stage biotechnology company pioneering the development of IgM antibodies for the treatment of cancer, autoimmune and inflammatory diseases, and infectious diseases. IgM antibodies have inherent properties that we believe may enable them to bind more strongly to targets on the surface of cells than comparable IgG antibodies. We have created a proprietary IgM antibody technology platform that we believe is particularly well suited for developing receptor cross-linking agonists, T cell engagers, targeted cytokines, and target neutralizers. Our product candidates currently in or about to enter clinical testing include:

•
Aplitabart: An IgM antibody targeting Death Receptor 5 (DR5) proteins, currently being evaluated in multiple Phase 1 combination trials in subjects with relapsed and/or refractory solid and hematologic cancers and in a randomized combination trial for the treatment of colorectal cancer.
•
Imvotamab: A bispecific T cell engaging IgM antibody targeting CD20 and CD3 proteins, currently being evaluated or planned to be evaluated in multiple Phase 1 clinical trials in autoimmune diseases, including ongoing trials for severe systemic lupus erythematosus (SLE) and severe rheumatoid arthritis (RA) and a planned trial for myositis. We are concluding development of imvotamab as a monotherapy for the treatment of relapsed/refractory B cell non-Hodgkin’s lymphoma (NHL) patients.
•
IGM-7354: An IgM antibody targeting the delivery of interleukin-15 (IL-15) to the area of PD-L1 expressing cells, currently being evaluated in a Phase 1 clinical trial for the treatment of patients with relapsed and/or refractory solid tumor cancers.
•
IGM-2644: A bispecific T cell engaging IgM antibody targeting CD38 and CD3 proteins, currently being evaluated in a Phase 1 clinical trial for the treatment of patients with multiple myeloma and potentially autoimmune diseases.

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

We have incurred significant net losses to date. Our ability to generate product revenue sufficient to achieve profitability will depend on the successful development and eventual commercialization of one or more of our current or future product candidates. Our net losses were $185.7 million and $168.5 million for the nine months ended September 30, 2023 and 2022, respectively. As of September 30, 2023, we had an accumulated deficit of $760.5 million. These losses have resulted primarily from costs incurred in connection with research and development activities and general and administrative costs associated with our operations. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future, and our net losses may fluctuate significantly from period to period, depending on the timing of and expenditures on our planned research and development activities.

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

Interest Income

Interest income includes interest income earned on our cash, cash equivalents, marketable securities, and restricted cash and non-cash interest income related to accretion of the discount on marketable securities.

Results of Operations

Comparison of Three Months Ended September 30, 2023 and 2022

The following table summarizes our results of operations for the three months ended September 30, 2023 and 2022, together with the changes in those items in dollars:

	Three Months Ended
	September 30,
(in thousands)	2023	2022	Change
Collaboration revenue	$509	$331	$178

Operating expenses:
Research and development	54,762	48,179	6,583
General and administrative	12,507	12,664	(157)
Total operating expenses	67,269	60,843	6,426
Loss from operations	(66,760)	(60,512)	(6,248)

Other income (expense)
Interest income	5,011	2,475	2,536
Other expense	—	—	—
Total other income (expense)	5,011	2,475	2,536
Loss before income tax expense	(61,749)	(58,037)	(3,712)
Income tax expense	(240)	—	(240)
Net loss	$(61,989)	$(58,037)	$(3,952)

Collaboration Revenue

Collaboration revenue was $0.5 million and $0.3 million for the three months ended September 30, 2023 and 2022. The increase of $0.2 million and total revenue generated was in connection with the Sanofi Agreement and attributable to research activities to generate and develop oncology and immunology antibodies. Please refer to Note 7 – Sanofi Agreement to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional revenue recognition disclosures.

Research and Development Expenses

The following table summarizes our research and development expenses incurred during the periods indicated:

	Three Months Ended
	September 30,
(in thousands)	2023	2022	Change
Direct expenses
Clinical stage programs (1)	$15,840	$17,209	$(1,369)
Preclinical stage programs	9,829	9,336	493
Indirect expenses
Personnel-related	22,736	16,987	5,749
Depreciation and facilities	6,357	4,647	1,710
Total research and development expenses	$54,762	$48,179	$6,583
(1)
The three months ended September 30, 2023 and 2022 includes direct expenses related to our active and completed clinical programs and related preclinical costs prior to trial initiation.

Research and development expenses were $54.8 million and $48.2 million for the three months ended September 30, 2023 and 2022, respectively. The increase of $6.6 million was primarily driven by higher personnel related expenses and depreciation and facilities expenses.

Clinical stage direct program expenses decreased by $1.4 million, primarily driven by lower imvotamab manufacturing expenses and completion of Phase 1 clinical trials evaluating IGM-6268, partially offset by advancement of Phase 1 clinical trials evaluating aplitabart and Phase 1 trial initiation costs for imvotamab in autoimmune diseases.

Preclinical stage program expenses increased by $0.5 million, primarily driven by an increase in research related activities.

Personnel-related expenses increased by $5.7 million to support our research and clinical development capabilities and was driven by an increase in headcount.

Depreciation and facilities expenses increased by $1.7 million, primarily due to additional research and development space, equipment, and infrastructure to support company growth.

General and Administrative Expenses

General and administrative expenses were $12.5 million and $12.7 million for the three months ended September 30, 2023 and 2022, respectively. The decrease of $0.2 million was primarily due to a decrease in costs related to professional services and insurance.

Interest Income

Interest income was $5.0 million and $2.5 million for the three months ended September 30, 2023 and 2022, respectively. The increase of $2.5 million was primarily due to increasing yield rates.

Comparison of Nine Months Ended September 30, 2023 and 2022

The following table summarizes our results of operations for the nine months ended September 30, 2023 and 2022, together with the changes in those items in dollars:

	Nine Months Ended
	September 30,
(in thousands)	2023	2022	Change
Collaboration revenue	$1,479	$697	$782

Operating expenses:
Research and development	161,329	134,272	27,057
General and administrative	38,492	38,117	375
Total operating expenses	199,821	172,389	27,432
Loss from operations	(198,342)	(171,692)	(26,650)

Other income (expense)
Interest income	13,077	3,289	9,788
Other expense	(20)	(123)	103
Total other income (expense)	13,057	3,166	9,891
Loss before income tax expense	(185,285)	(168,526)	(16,759)
Income tax expense	(436)	—	(436)
Net loss	$(185,721)	$(168,526)	$(17,195)

Collaboration Revenue

Collaboration revenue was $1.5 million and $0.7 million for the nine months ended September 30, 2023 and 2022. The increase of $0.8 million and total revenue generated was in connection with the Sanofi Agreement and attributable to research activities to generate and develop oncology and immunology antibodies. Please refer to Note 7 – Sanofi Agreement to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional revenue recognition disclosures.

Research and Development Expenses

The following table summarizes our research and development expenses incurred during the periods indicated:

	Nine Months Ended
	September 30,
(in thousands)	2023	2022	Change
Direct expenses
Clinical stage programs (1)	$48,177	$49,763	$(1,586)
Preclinical stage programs	29,180	22,845	6,335
Indirect expenses
Personnel-related	65,988	49,293	16,695
Depreciation and facilities	17,984	12,371	5,613
Total research and development expenses	$161,329	$134,272	$27,057
(1)
The nine months ended September 30, 2023 and 2022 includes direct expenses related to our active and completed clinical programs and related preclinical costs prior to trial initiation.

Research and development expenses were $161.3 million and $134.3 million for the nine months ended September 30, 2023 and 2022, respectively. The increase of $27.1 million was driven by higher personnel related expenses, depreciation and facilities expense, and preclinical stage program expenses.

Clinical stage direct program expenses decreased by $1.6 million driven by lower imvotamab manufacturing and oncology clinical expenses and completion of Phase 1 clinical trials evaluating IGM-6268, partially offset by advancement of the Phase 1 clinical trial evaluating aplitabart and initiation of Phase 1 clinical trials for IGM-7354, IGM-2644, and imvotamab in autoimmune diseases.

Preclinical stage program expenses increased by $6.3 million, primarily driven by an increase in research related activities and professional services.

Personnel-related expenses increased by $16.7 million to support our research and clinical development capabilities and was driven by an increase in headcount.

Depreciation and facilities expenses increased by $5.6 million, primarily due to additional research and development space, equipment, and infrastructure to support company growth.

General and Administrative Expenses

General and administrative expenses were $38.5 million and $38.1 million for the nine months ended September 30, 2023 and 2022, respectively. The increase of $0.4 million was primarily due to an increase in headcount to support company growth.

Interest Income

Interest income was $13.1 million and $3.3 million for the nine months ended September 30, 2023 and 2022, respectively. The increase of $9.8 million was primarily due to increasing yield rates.

Liquidity and Capital Resources

Sources of Liquidity

We are a clinical-stage biotechnology company with limited operating history, and due to our significant research and development expenditures, we have generated operating losses since our inception and have not generated any revenue from the sale of any products. We expect to continue incurring significant expenses and operating losses for the foreseeable future as we continue our research and development of our product candidates. Since our inception and through September 30, 2023, we have funded our operations primarily through the sale of common stock and pre-funded warrants in our public offerings and private placement, the sale of convertible preferred stock and the issuance of unsecured promissory notes in private placements, and payments from our collaboration partners.

As of September 30, 2023, we had cash, cash equivalents, and marketable securities of $387.0 million and an accumulated deficit of $760.5 million. Our material cash requirements include our operating expenses, which consist primarily of research and development expenditures related to our programs and related personnel costs, as well as our operating leases.

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

In July 2023, we completed a public offering pursuant to the 2022 Registration Statement, as well as a concurrent private placement, in which we issued a total of 15,000,000 shares of common stock, including 11,812,500 shares of non-voting common stock and 3,187,500 shares of voting common stock, for gross proceeds of $120.0 million, resulting in net proceeds of $113.5 million after deducting discounts, commissions, and offering costs.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended
	September 30,
(in thousands)	2023	2022
Net cash, cash equivalents, and restricted cash (used in) provided by:
Operating activities	$(144,223)	$32,005
Investing activities	83,048	(206,833)
Financing activities	114,666	218,900
Net increase in cash, cash equivalents, and restricted cash	$53,491	$44,072

Cash (Used in) Provided by Operating Activities

For the nine months ended September 30, 2023, net cash used in operating activities was $144.2 million, which consisted primarily of a net loss of $185.7 million and a net change of $6.1 million in our net operating assets and liabilities, partially offset by $47.5 million in non-cash charges. The net change in our operating assets and liabilities was primarily due to a decrease in net liabilities of $6.1 million due to the timing of payments related to clinical trials and compensation costs. The non-cash charges primarily consisted of stock-based compensation of $37.3 million, depreciation expense of $6.1 million and lease expense of $4.0 million, offset by net discount purchased and accretion on marketable securities of $0.2 million.

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

Cash Provided by (Used in) Investing Activities

For the nine months ended September 30, 2023, net cash provided by investing activities was $83.0 million, which consisted of $369.5 million in maturities and sales of marketable securities, partially offset by $275.5 million in purchases of marketable securities and $10.9 million in purchases of property, plant, and equipment.

For the nine months ended September 30, 2022, net cash used in investing activities was $206.8 million, which consisted of $381.6 million in purchases of marketable securities, and $7.5 million in purchases of property, plant, and equipment, primarily for research and development activities, partially offset by $182.3 million in maturities of marketable securities.

Cash Provided by Financing Activities

For the nine months ended September 30, 2023, net cash provided by financing activities was $114.7 million, which consisted of $113.6 million in proceeds from the issuance of common stock in public offering and concurrent private placement net of payments of offering costs, $1.0 million in proceeds from purchases under the employee stock purchase plan, and $0.1 million due to proceeds from the exercise of stock options.

For the nine months ended September 30, 2022, net cash provided by financing activities was $218.9 million, which consisted of $218.0 million in proceeds from issuance of common stock in public offering net of payments of offering costs, $0.5 million in proceeds from purchases under the employee stock purchase plan, and $0.4 million in proceeds from exercise of stock options.

Contractual Obligations and Commitments

We have entered into leases for offices, laboratory, and manufacturing facilities in Mountain View, California, which includes our headquarters and main offices. Additionally, we have entered into a lease for office and laboratory space in Doylestown, Pennsylvania. As of September 30, 2023, future minimum lease commitments under these leases were $57.3 million.

In addition, we enter into agreements in the normal course of business with CROs, CMOs and other vendors for research and development services for operating purposes, which are generally cancelable upon written notice.

For product candidates that are currently in various research and development stages, we may be obligated to make up to $364.4 million of future development, regulatory, and commercial milestone and royalty payments associated with the optioned technologies in our license agreements. Payments under these agreements generally become due and payable upon achievement of certain milestones. Because the achievement of these milestones is not probable and payment is not required as of September 30, 2023, such contingencies have not been recorded in our condensed consolidated financial statements. Amounts related to contingent milestone payments are not yet considered contractual obligations as they are contingent on the successful achievement of certain milestones. See Note 5 – License Agreements to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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

Our critical accounting policies are described in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Use of Estimates” in our Annual Report on Form 10-K filed with the SEC on March 30, 2023 and the notes to the condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q. During the nine months ended September 30, 2023, there were no material changes to our critical accounting policies from those discussed in our Annual Report on Form 10-K filed with the SEC on March 30, 2023.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We may experience delays in our ongoing or future preclinical studies or clinical trials, and we do not know whether future preclinical studies or clinical trials will begin on time, need to be redesigned, enroll an adequate number of patients on time or be completed on schedule, if at all. For example, because of supply chain constraints and staffing issues at one of our CMOs, the filing date of our IND application for IGM-7354, which had been cleared by the FDA in November 2022, was adjusted and we may have to make further adjustments in the future, with respect to this or other programs. We also experienced questions from the FDA on issues related to starting dose and sequencing of healthy volunteers and patients, delivery device and non-drug substance formulation components that delayed our original plans to advance IGM-6268, a former clinical candidate, into the clinic. The commencement or completion of our clinical trials could be substantially delayed or prevented by many factors, including:

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

We have incurred significant losses since our inception. Our net loss for the nine months ended September 30, 2023 was $185.7 million and for the year ended December 31, 2022 was $221.1 million. As of September 30, 2023, our accumulated deficit was approximately $760.5 million. We expect to continue to incur losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of, and seek regulatory approvals for, our product candidates, prepare for and begin to commercialize any approved product candidates and add infrastructure and personnel to support our product development efforts and operations as a public company. Historically we have financed our operations primarily through the sale of equity and debt securities as well as funding received from our collaboration partners. We do not generate any revenue from product sales and our product candidates will require substantial additional investment before they may provide us with any revenue, if ever.

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

As of September 30, 2023, we had $387.0 million in cash, cash equivalents, and marketable securities. We believe that our existing cash, cash equivalents, and marketable securities will enable us to fund our operating expenses and capital expenditure requirements for at least one year past the issuance date of the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. Our estimate as to how long we expect our cash, cash equivalents, and marketable securities to be able to continue to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned. In addition, because successful development of our product candidates is uncertain, we are unable to estimate the actual funds we will require to complete research and development and to commercialize our product candidates.

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

At September 30, 2023, we had $387.0 million of cash, cash equivalents, and marketable securities. While we are not aware of any downgrades, material losses, or other significant deterioration in the fair value of our cash equivalents or marketable securities since September 30, 2023, no assurance can be given that further deterioration of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents or our ability to meet our financing objectives. Furthermore, our stock price may decline due in part to the volatility of the stock market and general economic downturn.

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

As of September 30, 2023, we had 290 full-time employees. As our development and commercialization plans and strategies develop, and as we transition into operating as a public company, we expect to expand our employee base for managerial, operational, financial and other resources. Additionally, as our product candidates and discovery programs enter and advance through preclinical studies and any clinical trials, we will need to expand our research, development, manufacturing, regulatory and sales and marketing capabilities or contract with other organizations to provide these capabilities for us. Future growth would impose significant added responsibilities on members of management, including the need to identify, recruit, maintain, motivate and integrate additional employees. Also, our management may need to divert a disproportionate amount of their attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, give rise to operational errors, loss of business opportunities, loss of employees and reduced productivity amongst remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of existing and additional product candidates and discovery programs. If our management is unable to effectively manage our expected growth, our expenses may increase more than expected, our ability to generate or grow revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize our product candidates and compete effectively with others in our industry will depend on our ability to effectively expand our organization and manage any future growth.

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

The secure processing, storage, maintenance and transmission of this critical information are vital to our operations and business strategy, and we devote significant resources to protecting such information. Although we take measures to protect sensitive information from unauthorized access or disclosure, our information technology and infrastructure and that of any service provider we may use, whether they rely on our network and systems or their own to render service, may be vulnerable to cybersecurity attacks by hackers or viruses, ransomware or other malicious code, or breaches or incidents due to employee error, malfeasance or other disruptions.

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

In addition, California voters recently passed the California Privacy Rights Act (CPRA), which modified the CCPA significantly as of January 1, 2023, potentially resulting in further uncertainty and requiring us to incur additional costs and expenses in an effort to comply. Although the CCPA includes exemptions for certain clinical trials data, the law may increase our compliance costs and potential liability with respect to other personal information we collect about California consumers. In addition, several states within the United States have enacted or proposed data privacy laws. For example, Virginia, Colorado, Utah, Connecticut, Iowa, Indiana, Florida, Montana, Texas, Tennessee, and Delaware have enacted similar legislation. It is possible that these laws and regulations may be interpreted and applied in a manner that is inconsistent with our practices. If so, this could result in government-imposed fines or orders requiring that we change our practices, which could adversely affect our business. In addition, these laws and regulations relating to privacy, data protection and data security vary between states, may differ from country to country, and may vary based on whether testing is performed in the United States or in the local country.

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

Moreover, the patent position of biotechnology companies generally is highly uncertain, involves complex legal and factual questions and has in recent years been the subject of much litigation. We may be subject to a third-party preissuance submission of prior art to the USPTO or a foreign jurisdiction, and such prior art may affect the scope of any claims we ultimately get allowed or it may prevent our patent applications from issuing as patents. Further, the issuance of a patent does not ensure that it is valid or enforceable, nor is the issuance conclusive as to inventorship or the scope of any claims. Third parties may challenge the validity, enforceability or scope of our issued patents or claim that they should be inventors on such patents, and such patents may be narrowed, invalidated, circumvented, or deemed unenforceable, or such third parties may gain rights to such patents. We could also become involved in reexamination, inter parties review, post-grant review, opposition or derivation proceedings, challenging our patent rights or the patent rights of others. In addition, recent changes in law, such as the U.S. Supreme Court's decision in Amgen Inc. v. Sanofi, have introduced and future changes in law may further introduce uncertainty in the enforceability or scope of patents owned by biotechnology companies. If, our patents are narrowed, invalidated or held unenforceable, third parties may be able to commercialize our technology or products and compete directly with us without payment to us. There is no assurance that all potentially relevant prior art relating to our patents and patent applications has been found, and such prior art could potentially invalidate one or more of our patents or prevent a patent from issuing from one or more of our pending patent applications. There is also no assurance that there is not prior art of which we are aware, but which we do not believe affects the validity or enforceability of a claim in our patents and patent applications, which may, nonetheless, ultimately be found to affect the validity or enforceability of a claim. Furthermore, even if our patents are unchallenged, they may not adequately protect our intellectual property, provide exclusivity for our product candidates, prevent others from designing around our claims or provide us with a competitive advantage. The legal systems of certain countries do not favor the aggressive enforcement of patents, and the laws of foreign countries may not allow us to protect our inventions with patents to the same extent as the laws of the United States. Because patent applications in the United States and many foreign jurisdictions are not published until 18 months after filing, or in some cases not at all, and because publications of discoveries in scientific literature lag behind actual discoveries, we cannot be certain that we were the first to make the inventions claimed in our issued patents or pending patent applications, or that we were the first to file for protection of the inventions set forth in our patents or patent applications. As a result, we may not be able to obtain or maintain protection for certain inventions. Therefore, the issuance, validity, enforceability, scope and commercial value of our patents in the United States and in foreign countries cannot be predicted with certainty and, as a result, any patents that we own, co-own, or license may not provide sufficient protection against competitors. We may not be able to obtain or maintain patent protection from our pending patent applications, from those we may file in the future, or from those we may license from third parties. Moreover, even if we are able to obtain patent protection, such patent protection may be of insufficient scope to achieve our business objectives. In addition, the issuance of a patent does not give us the right to practice the patented invention. Third parties may have blocking patents that could prevent us from marketing our own patented product and practicing our own patented technology.

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

In addition, the research resulting in certain of our in-licensed patent rights and technology may in the future be funded in part by the U.S. federal or state governments. As a result, the U.S. government may have certain rights, including so-called march-in rights, to such patent rights and any products or technology developed from such patent rights. When new technologies are developed with U.S. government funding, the U.S. government generally obtains certain rights in any resulting patents, including a nonexclusive license authorizing the U.S. government to use the invention for non-commercial purposes. These rights may permit the U.S. government to disclose our confidential information to third parties and to exercise march-in rights to use or to allow third parties to use our licensed technology. The U.S. government can exercise its march-in rights if it determines that action is necessary because we fail to achieve the practical application of government-funded technology, because action is necessary to alleviate health or safety needs, to meet requirements of federal regulations, or to give preference to U.S. industry. In addition, our rights in such inventions may be subject to certain requirements to manufacture products embodying such inventions in the United States. Any exercise by the U.S. government of such rights could harm our competitive position, business, financial condition, results of operations and prospects.

If we fail to comply with our obligations under any license, collaboration or other intellectual property-related agreements, we may be required to pay damages and could lose intellectual property rights that may be necessary for developing, commercializing and protecting our current or future technologies or product candidates or we could lose certain rights to grant sublicenses.

We in-license certain patent rights and proprietary technology from third parties that are important to our discovery platform and development of product candidates. In January 2021, we entered into an exclusive license agreement with Medivir AB (Medivir) through which we received global, exclusive development and commercialization rights for birinapant, a clinical-stage SMAC mimetic.

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

The stock market has recently experienced significant volatility, particularly with respect to pharmaceutical, biotechnology and other life sciences company stocks. The volatility of pharmaceutical, biotechnology and other life sciences company stock often does not relate to the operating performance of the companies presented by the stock. In addition, in the past, when the market price of a stock has been volatile, holders of that stock have instituted securities class action litigation against the issuer of the stock. If any of our stockholders brought a lawsuit against us, we could incur substantial costs defending the lawsuit and divert the time and attention of our management, which could seriously harm our business.

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

As of September 30, 2023, Topsøe Holding A/S, together with other holders of 5% or more of our outstanding capital stock and their respective affiliates, beneficially owned a majority of the shares of our outstanding capital stock. Accordingly, our principal stockholders will be able to control most matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, including mergers and sales of all or substantially all of our assets. The interests of these principal stockholders may not always coincide with your interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders. For example, our concentration of ownership could have the effect of delaying or preventing a change in control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could cause the market price of our common stock to decline or prevent our stockholders from realizing a premium over the market price for their shares of our common stock.

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

If in the future we issue shares of common stock or securities convertible into common stock, our stockholders would experience dilution and, as a result, the market price of our common stock may decline. We cannot predict the effect that future sales of our securities would have on the market price of our common stock. Additionally, our security holders may be further diluted by the exercise of the pre-funded warrants issued in December 2020 or by any issuance of our voting common stock issuable upon the conversion of issued and outstanding shares of our non-voting common stock.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

Not applicable.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of the Registrant, as amended	10-Q	001-39045	3.1	August 9, 2021

3.2	Amended and Restated Bylaws of the Registrant	8-K	001-39045	3.1	March 21, 2023

10.1+	Amended and Restated 2019 Employee Stock Purchase Plan, amended October 30, 2023, and forms of agreements thereunder

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1†	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2†	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibit 101)

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

IGM Biosciences, Inc.

Date: November 13, 2023	By:	/s/ Fred Schwarzer
Fred Schwarzer
Chief Executive Officer and President (Principal Executive Officer)

Date: November 13, 2023	By:	/s/ Misbah Tahir
Misbah Tahir
Chief Financial Officer (Principal Financial Officer)

Date: November 13, 2023	By:	/s/ Steven Weber
Steven Weber
Senior Vice President, Corporate Controller (Principal Accounting Officer)