Form 10-K
period 2023-12-31
IGM Biosciences, Inc.
filed 2024-03-07
CIK 1496323

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the Registrant, based on the closing price of a share of the Registrant’s common stock on June 30, 2023 as reported by the NASDAQ Global Select Market on such date was approximately $132.1 million. Shares of the Registrant’s common stock held by each executive officer, director and holder of 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This calculation does not reflect a determination that certain persons are affiliates of the Registrant for any other purpose.

As of March 1, 2024, the Registrant had 33,286,205 shares of common stock, $0.01 par value per share, and 25,500,383 shares of non-voting common stock, $0.01 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain sections of the Registrant’s definitive Proxy Statement to be filed in connection with the Registrant’s 2022 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such definitive Proxy Statement will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the Registrant’s fiscal year ended December 31, 2023.

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

In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will” or “would,” or the negative of these terms or other similar expressions. Forward-looking statements contained in this Annual Report on Form 10-K include, but are not limited to, statements about: the therapeutic applications for our IgM antibodies; the advantages of the properties of our IgM bispecific antibodies; the timing of the initiation, progress and potential results of our preclinical studies, clinical trials and our discovery programs; our ability to utilize our IgM antibody platform to generate and advance additional product candidates; our ability to advance product candidates into, and successfully complete, clinical trials; the timing or likelihood of regulatory filings and approvals; our estimates of the number of patients who suffer from the diseases we are targeting and the number of patients that may enroll in our clinical trials; the commercializing of our product candidates, if approved; whether, and for how long, we will rely on third parties to manufacture our product candidates for preclinical and clinical testing and to package, label, store and distribute our investigational product candidates; our ability and the potential to successfully manufacture and supply our product candidates for clinical trials and for commercial use, if approved; potential business disruptions affecting drug discovery, our preclinical studies or the initiation, patient enrollment, development and operation of our clinical trials; the sufficiency of our backup to our master cell banks; expectations regarding our collaboration agreement with Genzyme Corporation, a wholly owned subsidiary of Sanofi (Sanofi), including all financial aspects of the collaboration, the potential benefits and results of the collaboration, as well as plans and objectives with respect to the collaboration; future strategic arrangements and/or collaborations and the potential benefits of such arrangements; our expectations regarding the impact of macroeconomic conditions, such as inflation, supply chain disruptions and economic volatility, on our business; our expectations regarding the impact of health epidemics, such as the COVID-19 pandemic, and other catastrophic events on our business; our anticipated use of our existing resources; our estimates regarding expenses, future revenue, capital requirements and needs for additional financing and our ability to obtain additional capital; the sufficiency of our existing cash, cash equivalents, and marketable securities to fund our future operating expenses and capital expenditure requirements; our ability to retain the continued service of our key personnel and to identify, hire and retain additional qualified professionals; the implementation of our business model, strategic plans for our business and product candidates, including our expectations regarding our strategic refocusing announced in December 2023; the scope of protection we are able to establish and maintain for intellectual property rights, including our IgM platform, product candidates and discovery programs; our ability to contract with third-party suppliers and manufacturers and their ability to perform adequately; the pricing, coverage and reimbursement of our product candidates, if approved; developments relating to our competitors and our industry, including competing product candidates and therapies; and the ability of our clinical trials to demonstrate the safety and efficacy of our product candidates, and other positive results.

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

PART I

Item 1. Business.

Overview

We are a clinical-stage biotechnology company pioneering the development of IgM antibodies for the treatment of cancer and autoimmune and inflammatory diseases. IgM antibodies have inherent properties that we believe may enable them to bind more strongly to targets on the surface of cells than comparable IgG antibodies. We have created a proprietary IgM antibody technology platform that we believe is particularly well suited for developing receptor cross-linking agonists and T cell engagers. Our product candidates currently in or planned to enter clinical testing include:

▪
Aplitabart: An IgM antibody targeting Death Receptor 5 (DR5) proteins, currently being evaluated in multiple Phase 1 combination trials, including randomized and single-arm combination trials for the treatment of colorectal cancer.
▪
Imvotamab: A bispecific T cell engaging IgM antibody targeting CD20 and CD3 proteins, currently being evaluated in two Phase 1 clinical trials in autoimmune diseases, one for severe systemic lupus erythematosus (SLE) and one for severe rheumatoid arthritis (RA) and planned to be evaluated in a Phase 1 trial for myositis.
▪
IGM-2644: A bispecific T cell engaging IgM antibody targeting CD38 and CD3 proteins, currently planned for evaluation in a Phase 1 clinical trial in autoimmune disease.

Our clinical development priorities are (i) treating colorectal cancer using IgM DR5 agonist antibodies and (ii) treating autoimmune diseases using IgM T cell engager antibodies. In December 2023, we announced we are deprioritizing all hematologic oncology clinical development as well as the clinical development of our targeted cytokine product candidate (Strategic Refocusing).

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

Structural Comparison of IgG and IgM Antibodies

We are developing IgM antibodies that have properties which we believe may enable them to bind more strongly to targets than comparable IgG antibodies in many therapeutic applications. IgM antibodies have 10 binding domains compared to 2 for IgG antibodies, which may result in greater total binding power to a target cell.

Over the past 40 years, the biotechnology industry’s development of antibodies has yielded effective therapeutic drugs for the treatment of patients with a variety of diseases including cancer and autoimmune diseases. The vast majority of the antibodies approved for treatment and commercial sale are members of the IgG class or fragments thereof. We are pioneering the development of new therapies based on the IgM class of antibodies. We believe our IgM antibodies could have therapeutic applications across a wide range of diseases, including cancer and autoimmune and inflammatory diseases.

There are two measures of target binding strength that are generally used in connection with antibodies:

▪
Affinity—the binding strength of each individual binding domain of the antibody bound to the target; and
▪
Avidity—the combined binding strength of all of the binding domains of the antibody bound to the target.

The greater number of binding domains of an IgM antibody results in greater avidity to a cell surface as compared with an IgG antibody with the same affinity per binding domain. The greater number of binding domains also allows IgM antibodies to bind more cell surface targets in close proximity with a single antibody. The inherent biological advantages of IgM antibodies may enable:

▪
Greater ability to cross-link cell surface receptors, which may significantly enhance cellular signaling for killing cancer cells or stimulating T cells
▪
Stronger binding to cell surface targets, including those with low expression levels, which may result in better and more complete targeting of cells;
▪
Stronger binding to difficult targets, such as tumor associated carbohydrates and glycosylated proteins, which has the potential to expand the range of addressable targets; and
▪
Substantially greater ability to utilize the complement dependent cytotoxicity (CDC) mechanism of killing targeted cells, which can kill target cells without requiring the presence of immune cells.

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

Our platform also provides us the ability to develop engineered IgM antibodies against various targets which enables the creation of a broad and differentiated product pipeline. Our current efforts are focused on two broad applications of IgM antibodies:

Receptor Cross-linking Agonists

We are using our IgM platform to develop IgM antibodies that bind to members of the Tumor Necrosis Factor receptor Superfamily (TNFrSF). Members of the TNFrSF must be bound in clusters in order to send a strong biological signal to the cell. This family includes targets that will cause the death of cancer cells, such as DR5, and targets that will cause the proliferation of T cells.

There have been multiple attempts to create IgG based therapeutic antibodies directed at DR5 and other members of the TNFrSF. However, since IgG antibodies naturally bind only two cell surface proteins, their bivalent nature inherently limits their signaling efficacy with this class of targets. In contrast, we are utilizing the 10 binding domains of IgM antibodies to more efficiently cross-link these molecules on the cell surface. In multiple in vitro cell based studies, we have observed that IgM antibodies have much greater potency than IgG antibodies with the same binding domains against this class of targets.

T cell Engagers

We believe that T cell engagers may provide an alternative approach to depletion of pathogenic immune cells which drive several autoimmune diseases. We have been able to utilize the natural features of IgM antibodies to create unique and patent protected bispecific T cell engagers, which may have the potential to deplete pathogenic cells through T cell directed cellular cytotoxicity (TDCC) and CDC while maintaining a favorable tolerability profile. Bispecific T cell engagers, including CD20 x CD3 and CD38 x CD3 are designed to simultaneously bind to an antigen on a target cell and CD3 (a protein that is expressed on the surface of T cells) to direct the T cells to kill the target cells, a form of TDCC. In contrast to other bispecific antibody formats that bind to one or two target molecules on the surface of the target cell and to one CD3 molecule on the surface of the T cell, our IgM bispecific format includes 10 binding domains to the target on the surface of the target cell and one binding domain to CD3. We believe that our IgM bispecific antibodies may bind to target cells for longer periods and with more avidity compared to IgG bispecific antibodies, which may prove to be particularly advantageous for those pathogenic target cells that express relatively lower amounts of the specific antigen on their surface.

Our Development Programs

Aplitabart: Death Receptor 5 Agonist IgM Antibody

Overview: Aplitabart is an IgM antibody targeting DR5 for the treatment of patients with solid and hematologic malignancies. DR5 is a member of the TNFrSF and is often expressed on the surface of cancer cells. Similar to other members of the TNFrSF, strong signaling to effect a biological response requires that three or more DR5 receptor proteins be cross-linked together on the surface of a cancer cell through the binding of either the natural DR5 ligand (TRAIL) or an antibody or other therapeutic drug that can efficiently cross-link the DR5 receptors. Binding and cross-linking of DR5 receptors send a signal to the cancer cell to induce programmed death of cancer cells, also known as apoptosis.

DR5 is expressed in a broad range of solid tumors (e.g., colon, gastric, pancreatic, lung, breast and prostate tumors) as well as leukemias and lymphomas. Although DR5 is expressed on some normal cells in the body, cancer cells have been shown to be more sensitive to DR5 signaling compared to cells of healthy tissues. Various IgG DR5 antibodies have been tested in early-stage clinical trials by other companies, but these IgG antibodies failed to demonstrate adequate efficacy. As IgG DR5 antibodies only bind to two DR5 receptors, these IgG antibodies may not have created sufficient cross-linking of DR5 to send an efficient apoptotic signal to the cancer cells, which may account for the relatively limited efficacy observed in the clinical trials of these IgG antibodies. In contrast, DR5 IgM antibodies have the capacity for multivalent binding of DR5, which results in cross-linked DR5 receptors on the cell surface. Aplitabart demonstrated significantly enhanced apoptotic signaling compared to an IgG antibody with the same binding domains, resulting in >1,000 fold increased potency in killing cancer cells from multiple cancer cell types in our studies outside of living organisms (in vitro). In our studies in living organisms (in vivo), specifically cynomolgus monkeys, no untoward toxicity was observed with aplitabart.

Phase 1 Combination Studies of Aplitabart in Colorectal Cancer: We are conducting a Phase 1b randomized combination study for the treatment of patients with metastatic colorectal cancer to assess the safety and clinical response of 3 mg/kg of aplitabart with FOLFIRI plus bevacizumab. This global study is in second-line patients with colorectal cancer who have not previously received FOLFIRI treatment and is designed to assess the additional benefit of aplitabart combined with the current second-line standard of care regimen of FOLFIRI plus bevacizumab. The study primary endpoint is progression free survival.

We are also conducting a Phase 1a single arm combination study for the treatment of later line patients with metastatic colorectal cancer to assess the safety and clinical response of 10 mg/kg of aplitabart and FOLFIRI with and without bevacizumab.

Imvotamab: CD20 x CD3 Bispecific IgM Antibody

Overview: Imvotamab is a CD20 x CD3 bispecific IgM antibody. CD20 is a protein that is frequently expressed on the surface of B cells, while CD3 is a protein that is expressed on the surface of T cells and is an essential activating molecule for the T cell. Imvotamab has 10 binding domains to CD20 and a single binding domain to CD3 (specifically CD3ɛ). In addition, imvotamab contains a human serum albumin molecule attached to the Joining chain (J chain) to enhance its pharmacokinetic properties. The J chain naturally occurs in IgM antibodies and joins the IgM subunits into pentameric antibodies.

Imvotamab is designed to bind a CD20 expressing cell, such as a pathogenic B cell which causes an autoimmune disease, as well as CD3 on a cytotoxic T cell, bringing both cells into close proximity. This interaction mimics the normal T cell activation pathway leading the T cell to recognize and kill the CD20 expressing cell by releasing cytotoxic biochemicals (perforins and granzymes) that penetrate and perforate the CD20 expressing cell (TDCC).

Imvotamab in Autoimmune Disease: B cell depleting therapies are a well-established treatment approach for treating certain autoimmune diseases. While effective in depleting circulating B cells, currently available therapies may not be effective in depleting tissue-resident pathogenic B cells because they rely upon the presence of Natural Killer cells and complement, both of which may only be available in reduced quantities deep within various tissues of the body. Failure to clear tissue-resident B cells may result in reservoirs of pathogenic B cells that may contribute to ongoing generation of autoantibodies and disease activity. Pathogenic immune cells which express low levels of CD20 also escape depletion by available IgG based B cell depleting agents, thus further contributing to persistence of disease-driving cells and activity.

Autoantibody-driven diseases represent a subset of the broader autoimmune category of diseases, and include systemic lupus erythematosus, rheumatoid arthritis, myasthenia gravis, and pemphigus vulgaris. Chronic treatment is required for symptom management and disease control. Many of these diseases are progressive and are associated with significant morbidity and impact on quality of life.

We believe that imvotamab may offer important advantages over existing B cell therapies. Preclinical studies show that imvotamab penetrates and depletes CD20 expressing cells deep within various tissues, including bone marrow, spleen, and lymph nodes. Additionally, in vitro studies show that imvotamab is significantly more effective than rituximab in depleting low CD20 expressing cells. We are currently evaluating imvotamab as a treatment in two autoimmune diseases, systemic lupus erythematosus and rheumatoid arthritis, and we are preparing to begin evaluating imvotamab in myositis.

Phase 1b Studies of Imvotamab in Severe Systemic Lupus Erythematosus (SLE) and Moderate to Severe Rheumatoid Arthritis (RA): We are conducting two Phase 1b, multicenter, clinical trials to evaluate imvotamab in patients with SLE and RA who have failed standard therapies. Imvotamab will be intravenously administered in dose escalation cohorts, with the SLE study being open-label and the RA study randomized and placebo-controlled. The key objectives of the trials are to provide an initial assessment of safety, tolerability, and clinical activity of imvotamab in patients with SLE and RA.

Phase1b Study of Imvotamab in Idiopathic Inflammatory Myopathies (myositis): We are planning to conduct a Phase 1b clinical trial to evaluate imvotamab in patients with myositis who have failed standard therapies. The key objectives of this planned study are to provide an initial assessment of safety, tolerability, and clinical activity of imvotamab in patients with myositis, in a setting where tissue biopsies will also be obtained for intensive pharmacodynamic analysis. In the third quarter of 2023, we received clearance from the Food and Drug Administration (FDA) of our investigational new drug (IND) application for the use of imvotamab in treating myositis.

IGM-2644: CD38 x CD3 Bispecific IgM Antibody

Overview: IGM-2644 is a bispecific T cell engaging IgM antibody that targets CD38 and CD3 proteins simultaneously. CD38 is a protein that is frequently and highly expressed on the surface of antibody-secreting plasma cells which are pathogenic in many autoimmune diseases, while CD3 is a protein that is expressed on the surface of T cells and is an essential activating molecule required to induce T cell mediated-cytotoxicity.

We believe that IGM-2644 with its 10 binding units for CD38 on plasma B cells and one binding unit to CD3 on T cells may show enhanced efficacy in depleting tissue resident plasma B cells versus monospecific anti-CD38 IgG molecules. IGM-2644 is being developed in autoimmune diseases, given that CD38 is expressed on plasma B cells which are the source of autoreactive antibodies in several autoimmune diseases.

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

Research, Development, and Commercialization

For each oncology Collaboration Target program, we will be responsible for conducting research and development activities through receipt of the first marketing approval from the FDA or European Medicines Agency (EMA), whichever occurs first, for a licensed product directed to such Collaboration Target. We will solely bear the costs we incur for conducting those research and development activities. After receipt of the first marketing approval of a licensed product directed to an oncology Collaboration Target by the FDA or EMA, Sanofi will be responsible for conducting all future development and commercialization activities for such Collaboration Target and all development expenses for licensed products directed to such Collaboration Target will be shared equally by the parties, except that Sanofi will solely bear the costs it incurs in conducting the first two pivotal studies following the receipt of such first marketing approval.

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

Medivir Agreement

In January 2021, we entered into an exclusive license agreement with Medivir AB (Medivir) through which we received global, exclusive development and commercialization rights for birinapant, a clinical-stage Second Mitochondrial-derived Activator of Caspases (SMAC) mimetic. Under the terms of the agreement, we made an upfront payment of $1.0 million upon signing the agreement and made an additional $1.5 million payment in November 2021 due to our initiation of a Phase 1 clinical study of aplitabart in combination with birinapant. Under the terms of the agreement, should birinapant be successfully developed and approved, we would be obligated to make milestone payments up to a total of approximately $348.5 million, plus tiered royalties from the mid-single digits up to mid-teens on net sales.

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

With respect to aplitabart, we are aware of other companies with competing clinical stage therapeutics that target DR5 that include, but are not limited to, AbbVie, Beijing Sunbio Biotech, Boehringer Ingelheim, Daiichi Sankyo, and InhibRx.

With respect to imvotamab, we are aware of other companies with competing clinical stage therapeutics that target CD20 that include, but are not limited to, Genmab/AbbVie, Regeneron, Roche/Genentech, and Xencor/Janssen.

With respect to IGM-2644, we are aware of other companies with competing products or product candidates that target CD38 that include, but are not limited to, Genmab, Ichnos Glenmark Innovation, Hi-Bio/I-Mab, Janssen, Sanofi, and Xencor.

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

Intellectual Property

The proprietary nature and protection of our platforms, product candidates and discovery programs, as well as our processes and know-how, are important to our business. We have sought patent protection in the United States and internationally for our platform technologies, research discoveries and product candidates. For our product candidates, we seek to pursue patent protection covering compositions of matter, methods of use including various treatment indications and methods of creation and manufacture. Throughout the innovation process, and continuing into the product development process, we also plan to seek to identify additional means of obtaining patent protection that would potentially enhance our commercial success, including obtaining patent protection for additional methods of use, such as additional medical indications for our product candidates, treatment methods for specific patient populations using our product candidates and methods and tests to identify those patient populations, and the manufacture of our product candidates. We also seek to obtain patent protection for refinements and enhancements to our platform technologies. Our policy is to pursue, maintain and defend patent rights in strategic areas and to protect the technology, inventions, and improvements that are commercially important to the development of our business. We may also rely on trade secrets that may be important to the development of our business, and we may seek to protect and maintain the confidentiality of proprietary information to protect aspects of our business that are not amenable to, or that we do not consider appropriate for, patent protection.

To date, we have spent considerable effort securing intellectual property rights, including rights related to our platform and manufacturing technology and product candidates. Material aspects of our patent portfolios covering our platform technology, product candidates, and related discovery programs, are summarized below.

Platform and Manufacturing Technologies

As of December 31, 2023, our patent portfolio related to our platform and manufacturing technologies includes 15 patent families (12 published, 14 wholly owned, one exclusively licensed) and includes issued U.S. and international patents and applications directed to our modified J chain technology. The platform and manufacturing portfolio includes 48 granted patents, 1 allowed application, and 97 pending applications in active prosecution in 16 countries or regions, one pending PCT application (exclusively licensed) and three unpublished pending U.S. provisional applications covering three families (all wholly owned). These patent families are projected to expire between 2034 and 2044, absent any patent term adjustments or extensions. Summaries of selected published patent families are provided below.

The “Modified J Chain” family includes disclosure and claims related to IgM, IgA, and hybrid multimeric antibodies that include a J chain, where the J chain has been modified to include a binding moiety, e.g., an antibody or antibody fragment, or any other protein or non-protein moiety that can bind to a cognate binding partner (including antibody drug conjugates). The application family also includes disclosure and claims related to methods of making and using multimeric antibody molecules comprising a modified J chain, e.g., bispecific IgM antibodies. This patent family has a projected expiration date of April 2, 2035, absent any patent term adjustments or extensions. The Modified J Chain patent family includes granted patents in the United States (four patents), Australia (two patents), Brazil, China, Europe (two patents, both validated in Austria, Belgium, Switzerland, Germany, Denmark, Spain, Finland, France, Hong Kong, Hungary, Ireland, Italy, Luxembourg, the Netherlands, Norway, Poland, Portugal, Sweden, Slovenia, and the United Kingdom, one additionally validated in Czech Republic and Turkey), Israel (two patents), India, Japan (two patents), Mexico (two patents), New Zealand, Russia, Singapore, South Africa, and South Korea. As of December 31, 2023, the patent family also includes pending patent applications in the United States, Australia, Canada, China, Europe, Israel, Russia, Singapore, South Africa, and South Korea. The granted U.S., European, and Chinese claims are directed to IgM antibodies (in the first patents in the United States and Europe); IgM, IgA and hybrid antibodies (in Brazil, India, Russia, Singapore, and South Korea; in the first patent in Australia; in the second patents in United States and Europe; and in the first and second patents in Israel, Japan, and Mexico); and polymeric antibodies (in South Africa, in the third and fourth United States patents, and in the second patent in Australia) comprising a modified J chain with a binding moiety fused or chemically conjugated to selected regions of the J chain. Related claims are being prosecuted in the pending applications.

A later-filed patent family is related to our “Modified J Chain” family. This patent family has a projected expiration date of September 30, 2036, absent any patent term adjustments or extensions. Patents and applications in this family includes disclosure and claims related to multimeric antibodies (e.g., IgM, IgA, or hybrid multimeric antibodies) that include a modified J chain, where the modified J chain includes a moiety that affects adsorption, distribution, metabolism, and/or excretion (ADME) of the multimeric antibody. Exemplary moiety types include, but are not limited to, proteins that increase antibody serum half-life, proteins that affect receptor-mediated transcytosis, and proteins that increase retention of the multimeric antibody in an extravascular space. This patent family also supports product claims covering imvotamab. Patents, including claims covering imvotamab, are granted in the United States (two patents), Japan (two patents), Australia and Canada. Patent applications in this family are pending in the United States, Australia, China, Europe (two applications), and Japan.

Our platform and manufacturing technology portfolio also includes a patent family with disclosure and claims related to J chain and IgM Fc mutations that inhibit binding of IgM to certain multimeric Ig receptors including the Fcαµ receptor, the Fcµ receptor, and the polymeric Ig receptor. The claims are related to IgM and IgM-derived antibodies that include these mutations and have substantially increased serum half-lives relative to wild type IgM antibodies. The patent applications in this family have a projected expiration date of March 1, 2039, absent any patent term adjustments or extensions. This family includes granted patents in the United States and Japan. The family includes pending applications in the United States, Australia, Brazil, Canada, China, Europe, Israel, India, South Korea, Mexico, New Zealand, and Singapore.

Our platform and manufacturing technology portfolio also includes a patent family that includes disclosure and claims related to IgM antibody Fc modifications that affect the ability of the IgM antibody to trigger complement-dependent cytotoxicity (CDC). Patent applications in this family disclose and claim single and combined human IgM Fc amino acid substitutions that reduce and/or completely inhibit IgM’s typical CDC activity. Applications in this patent family have a projected expiration date of April 6, 2038, absent any patent term adjustments or extensions. This family includes granted patents in the United States and in Mexico. Patent applications in this family are pending in the United States, Australia, Canada, China, Europe, Israel, India, Japan, South Korea, New Zealand, and Singapore.

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

Product Candidates and Discovery Pipeline

Our product candidates and discovery pipeline patent portfolio includes 27 patent families (22 published, 24 families are wholly owned and three families are exclusively licensed; one family in common with the platform portfolio) including claims directed to our product candidates. These include four patent families with claims directed to imvotamab (two published); four patent families (three published) with claims directed to our DR5 IgM antibody product candidate aplitabart, and three patent families (one published) with claims directed to IGM-2644. Our wholly owned product and discovery pipeline portfolio also includes granted patents in the United States, Europe, and Israel with claims directed to IgM antibody superagonists specific for TNFrSF targets. As of December 31, 2023, our product and discovery pipeline portfolio includes 103 granted patents (48 wholly owned and 55 exclusively licensed), two allowed (one wholly owned and one exclusively licensed), 129 applications in active prosecution (127 wholly owned and 2 exclusively licensed) in 25 countries or regions, three wholly-owned pending PCT applications, and seven unpublished pending U.S. provisional applications covering three families (all wholly owned). These patent families are projected to expire between 2025 and 2044, absent any patent term adjustments or extensions. Summaries of published patent families relevant to our product candidates and our discovery pipeline are provided below.

Two wholly owned published patent families with claims directed to imvotamab have projected expiration dates of March 4, 2036 and September 30, 2036, respectively, absent any patent term adjustments or extensions. The first patent family includes claims directed to multimeric antibodies, e.g., IgM and IgA antibodies, that include the imvotamab CD20 antigen binding domains and methods of treating cancer patients with such antibodies. This patent family further discloses antibodies that include a modified J chain, where the modified J chain includes an antigen-binding domain specific for CD3-epsilon. This patent family includes claims that encompass the imvotamab composition, as well as methods of making and using the same. Patents with claims that cover imvotamab are granted in the United States, Australia, Brazil, China, Europe (validated in Austria, Belgium, Switzerland, Czech Republic, Germany, Denmark, Spain, Finland, France, Greece, Hong Kong, Hungary, Iceland, Ireland, Italy, Luxembourg, the Netherlands, Norway, Poland, Portugal, Sweden, Slovenia, Turkey, and the United Kingdom), Israel, India, Japan, South Korea, and Singapore. Patent applications in this family are pending in the United States, Australia, Canada, China, Europe, Israel, Japan (2 patent applications), South Korea, New Zealand (three patent applications), and Singapore. The second family (the “ADME” family referred to above under platform applications), includes claims directed to multimeric, e.g., IgM and IgA antibodies, that include the imvotamab CD20 antigen binding domains and a modified J chain, where the modified J chain is fused to an antigen-binding domain specific for CD3-epsilon and also to human serum albumin (HSA). The application family also includes claims to methods of making and using the claimed antibodies. Patents with claims covering imvotamab are granted in the United States (two patents), Japan (two patents), Australia and Canada. Patent applications in this family are pending in the United States, Australia, China, Europe (two applications), and Japan.

Our patent portfolio includes three published patent families owned by us directed to our product candidate aplitabart. The application families, which we wholly own, have projected expiration dates of January 20, 2036, February 25, 2039, and May 12, 2041, respectively, absent any patent term adjustments or extensions. The first published patent family includes product claims directed to our DR5 IgM antibody product candidate aplitabart and includes three granted U.S. patents, as well as granted patents in Europe (validated in Austria, Belgium, Switzerland, Czech Republic, Germany, Denmark, Spain, Finland, France, Hong Kong, Hungary, Iceland, Ireland, Italy, Luxembourg, the Netherlands, Norway, Poland, Portugal, Slovenia, Sweden, Turkey, and the United Kingdom), Australia (two patents), Israel, India, Japan, South Korea, New Zealand, and Singapore. The patent family is also pending in Canada, China, Europe, Israel, Japan, New Zealand (two applications), and Singapore, with one allowed application in Israel. The other two published patent families include method of treatment claims directed combination therapies.

Our patent portfolio also includes three patent families exclusively licensed from Medivir AB that are related to small molecule SMAC mimetics, e.g., birinapant. The projected expiration dates of the first, second, and third families are July 15, 2025, February 27, 2026, and June 25, 2030, respectively, absent any patent term adjustments or extensions. The first patent family includes three granted U.S. patents, as well as granted patents in Europe (validated in France, Germany, Italy, Spain, and the United Kingdom), Australia, Canada, Japan, and Mexico. The second patent family includes six granted U.S. patents, as well as granted patents in Europe (validated in Austria, Belgium, Switzerland, Germany, Denmark, Spain, Finland, France, Hong Kong (two patents), Hungary, Ireland, Italy, the Netherlands, Sweden, and the United Kingdom), Australia, Canada, China (two patents), Eurasia (validated in Russia), Israel, India, Japan, South Korea, Mexico (two patents), Singapore, and South Africa. The third patent family includes claims directed to the chemical species of birinapant and includes seven granted U.S. patents, as well as granted patents in Europe (validated in Austria, Belgium, Switzerland, Germany, Denmark, Spain, Finland, France, Hong Kong (two patents), Hungary, Ireland, Italy, the Netherlands, Sweden, and the United Kingdom), Australia, Brazil, Canada, Chile, China, Colombia, Eurasia (validated in Russia), Israel, India, Japan, South Korea, Mexico, Malaysia, New Zealand, Peru, the Philippines, Taiwan, Ukraine, and South Africa. Patent applications in the third family are pending in Thailand, Venezuela and one allowed in the United States.

Our patent portfolio also includes a published patent family related to IGM-2644, our CD38 x CD3 bispecific IgM antibody. This patent family discloses and claims our proprietary anti-CD38 binding domains, multimeric anti-CD38/anti-CD3 bispecific antibodies, and method of treatment. Patents granting from national stage applications filed from this PCT application will have a projected expiration date of February 3, 2043, absent any patent term adjustments or extensions. The PCT application is in the international stage and will enter national stage prosecution on or before 3 August 2024 or 3 September 2024, depending on the jurisdiction.

Our commercial success will depend in part on obtaining and maintaining patent protection and trade secret protection of our current and future product candidates and the methods used to develop and manufacture them, as well as successfully defending these patents against any third-party challenges. Our ability to stop third parties from making, using, selling, offering to sell, or importing our product candidates depends on the extent to which we have rights under valid and enforceable patents or trade secrets that cover these activities. We cannot be sure that patents will be granted with respect to any of our pending patent applications or with respect to any patent applications filed by us in the future, nor can we be sure that any of our existing patents or any patents that may be granted to us in the future will be commercially useful in protecting our product candidates, discovery programs and processes.

The term of individual patents depends largely upon the statutory legal term of the patents in the countries in which they are obtained. In most countries in which we file, the patent term is 20 years from the earliest date of filing a non-provisional patent application. In the United States, the patent term of a patent that covers an FDA-approved drug may also be eligible for patent term extension, which permits patent term restoration as compensation for the patent term lost during the FDA regulatory review process. The Hatch-Waxman Amendments permit a patent term extension of up to five years beyond the expiration of the patent, insofar as the patent covers the FDA-approved product. The length of the patent term extension is related to the length of time the drug is under regulatory review. Patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval, only one patent applicable to an approved drug may be extended and only those claims covering the approved drug, a method for using it, or a method for manufacturing it may be extended. Similar provisions are available in foreign jurisdictions to extend the term of a patent that covers an approved drug. In the future, if and when our product candidates receive FDA approval, we expect to apply for patent term extensions on patents covering those products. While we plan to seek patent term extensions on any of our issued patents in any jurisdiction where these are available, there is no guarantee that the applicable authorities, including the FDA in the United States, will agree with our assessment of whether such extensions should be granted and, if granted, the length of such extensions.

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

The patent positions of biotechnology companies like ours are generally uncertain and involve complex legal, scientific, and factual questions. Our commercial success will also depend in part on not infringing upon the proprietary rights of third parties. It is uncertain whether the issuance of any third-party patent would require us to alter our development, commercial strategies, drugs, or processes, or to obtain licenses or cease certain activities. Our breach of any license agreements or our failure to obtain a license to proprietary rights required to develop or commercialize our future products may have a material adverse impact on us. If third parties prepare and file patent applications in the United States that also claim technology to which we have rights, we may have to participate in derivation proceedings in the USPTO or similar proceedings in foreign jurisdictions, to determine priority of invention.

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

Additionally, products studied for their safety and effectiveness in treating patients with serious or life-threatening diseases or conditions may receive accelerated approval upon a determination that the product has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. As a condition of accelerated approval, the FDA will generally require the sponsor to perform adequate and well-controlled post-marketing clinical studies to verify and describe the anticipated effect on irreversible morbidity or mortality or other clinical benefit. In addition, the FDA currently requires as a condition for accelerated approval pre-approval of promotional materials, which could adversely impact the timing of the commercial launch of the product. The Food and Drug Omnibus Reform Act reformed the accelerated approval pathway, such as requiring the FDA to specify conditions for post-approval study requirements and setting forth procedures for the FDA to withdraw a product on an expedited basis for non-compliance with post-approval requirements.

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

Other legislative changes have been proposed and adopted since the ACA was enacted, including aggregate reductions of Medicare payments to providers of 2% per fiscal year, which went into effect in April 2013 and will remain in effect through 2032, unless additional action is taken by Congress.

Moreover, there has recently been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. At the federal level, for example, under the American Rescue Plan Act of 2021, effective January 1, 2024, the statutory cap on Medicaid Drug Rebate Program rebates that manufacturers pay to state Medicaid programs will be eliminated. Elimination of this cap may require pharmaceutical manufacturers to pay more in rebates than it receives on the sale of products, which could have a material impact on our business. In August 2022, Congress passed the Inflation Reduction Act of 2022 (IRA), which includes prescription drug provisions that have significant implications for the pharmaceutical industry and Medicare beneficiaries, including allowing the federal government to negotiate a maximum fair price for certain high-priced single source Medicare drugs, imposing penalties and excise tax for manufacturers that fail to comply with the drug price negotiation requirements, requiring inflation rebates for all Medicare Part B and Part D drugs, with limited exceptions, if their drug prices increase faster than inflation, and redesigning Medicare Part D to reduce out-of-pocket prescription drug costs for beneficiaries, among other changes. Various industry stakeholders, including certain pharmaceutical companies and the Pharmaceutical Research and Manufacturers of America, have initiated lawsuits against the federal government asserting that the price negotiation provisions of IRA are unconstitutional. The impact of these judicial challenges, legislative, executive, and administrative actions and any future healthcare measures and agency rules implemented by the government on us and the pharmaceutical industry as a whole is unclear. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our product candidates if approved. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. For example, a number of states are considering or have recently enacted state drug price transparency and reporting laws that could substantially increase our compliance burdens and expose us to greater liability under such state laws once we begin commercialization after obtaining regulatory approval for any of our products.

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

Employees and Human Capital

As of December 31, 2023, we had 224 full-time employees, 174 of whom were engaged in research and development activities. In December 2023, we announced the Strategic Refocusing and a reduction in our workforce by approximately 22%. None of our employees are represented by labor unions or covered by collective bargaining agreements. We have not experienced any work stoppages and consider our relationship with our employees to be good.

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

We may not succeed in demonstrating safety and efficacy of these product candidates or discovery programs in clinical trials, notwithstanding results in preclinical studies. As a result, we may never succeed in developing a marketable product. We may discover that the half-life, tissue distribution or other pharmacodynamic or pharmacokinetic characteristics of our IgM antibodies render them unsuitable for the therapeutic applications we have chosen or otherwise non-competitive with IgG antibodies. We may also experience manufacturing, formulation or stability problems with one or more of our IgM antibodies which may render them unsuitable for use as therapeutic drug products.

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

In addition, the FDA and other regulatory authorities may change their policies, issue additional regulations or revise existing regulations, any of which could delay our ability to obtain approvals, increase the costs of compliance or restrict our ability to maintain any regulatory approvals we may have obtained. If the Supreme Court reverses or curtails the Chevron doctrine, which gives deference to regulatory agencies in litigation against the FDA and other agencies, more companies may bring lawsuits against the FDA to challenge longstanding decisions and policies of the FDA, which could undermine the FDA's authority, lead to uncertainties in the industry, and disrupt the FDA's normal operations, which could delay the FDA's review of our regulatory submissions.

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

We may experience delays in our ongoing or future preclinical studies or clinical trials, and we do not know whether future preclinical studies or clinical trials will begin on time, need to be redesigned, enroll an adequate number of patients on time or be completed on schedule, if at all. For example, because of supply chain constraints and staffing issues at one of our CMOs, we had to postpone the filing date of our IND application for one of our clinical candidates. We also experienced questions from the FDA on issues related to starting dose and sequencing of healthy volunteers and patients, delivery device and non-drug substance formulation components that delayed our original plans to advance IGM-6268, a former clinical candidate, into the clinic. The commencement or completion of our clinical trials could be substantially delayed or prevented by many factors, including:

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

All of our product candidates and discovery programs are in preclinical development or early stage clinical development, and not all adverse effects of drugs can be predicted or anticipated. Unforeseen side effects from our product candidates could arise at any time during clinical development or, if approved by regulatory authorities, after the approved product has been marketed. Of our product candidates in active development, we have only disclosed early safety data in humans from Phase 1 clinical trials, and our preclinical and discovery programs have not been tested on humans at all. We are encouraged by the safety profile of imvotamab and the relatively low rate of cytokine release syndrome (CRS) observed in our previous clinical trial; however, we may see cases of serious CRS in patients in future clinical trials, which may delay our clinical testing of imvotamab or delay or prevent marketing approval in the future.

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

We face significant competition from pharmaceutical and biotechnology companies that target specific tumor-associated antigens using immune cells or other cytotoxic modalities. These generally include immune cell redirecting therapeutics (e.g., T cell engagers), adoptive cellular therapies (e.g., CAR-T), antibody drug conjugates, targeted radiopharmaceuticals, targeted immunotoxin and targeted cancer vaccines. We are aware of other companies with competing products or product candidates that target the same proteins, including CD20, DR5, and CD38, or that utilize similar mechanisms, as our product candidates in clinical or preclinical development.

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

Also, historically IgM antibodies have been particularly difficult to manufacture and CMOs have limited experience in the manufacturing of IgM antibodies. The process of manufacturing our product candidates is extremely susceptible to product loss due to contamination, equipment failure or improper installation or operation of equipment, vendor or operator error, contamination and inconsistency in yields, variability in product characteristics, difficulties in scaling the production process and shipping issues. Even minor deviations from normal manufacturing processes could result in reduced production yields, product defects and other supply disruptions. For example, because of supply chain constraints and staffing issues at one of our CMOs, we previously had to adjust the anticipated filing date of our IND application for one of our clinical candidates. If microbial, viral or other contaminations are discovered in our product candidates or in the manufacturing facilities in which our product candidates are made, such manufacturing facilities may need to be closed for an extended period of time to investigate and remedy the contamination, and we could be subject to sanctions, restrictions on the product candidate or on the manufacturing facilities, product liability claims or other adverse consequences, any of which could significantly and adversely affect supplies of our product candidates and harm our business and results of operations. Any interruption in the supply of clinical drug product from any cause could adversely affect the timing, enrollment and scope of our ongoing clinical trials.

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

Due to the significant resources required for the development of our programs, we must focus our programs on specific product candidates and indications and decide which product candidates to pursue and advance and the amount of resources to allocate to each. Our decisions concerning the allocation of research, development, collaboration, management and financial resources toward particular product candidates or indications may not lead to the development of any viable commercial product and may divert resources away from better opportunities. For example, in December 2023, we committed to the Strategic Refocusing, pursuant to which we suspended clinical development activities for certain product candidates. This decision or potential future decisions to delay, terminate or collaborate with third parties in respect of certain programs may subsequently also cause us to miss valuable opportunities. If we make incorrect determinations regarding the viability or market potential of any of our programs or product candidates or misread trends in the oncology or biotechnology industry, our business, financial condition and results of operations could be materially adversely affected. As a result, we may fail to capitalize on viable commercial products or profitable market opportunities, fail to recoup our research and development and other investments in the clinical programs we have selected, be required to forego or delay pursuit of opportunities with other product candidates or other indications that may later prove to have greater commercial potential than those we choose to pursue, or relinquish valuable rights to such product candidates through collaboration, licensing or other royalty arrangements in cases in which it would have been advantageous for us to invest additional resources to retain sole development and commercialization rights.

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

On May 11, 2023, the federal government ended the COVID-19 public health emergency, which ended a number of temporary changes made to federally funded programs, although some continue to be in effect. We are actively monitoring, evaluating, and responding to developments relating to COVID-19, including new strains of the disease. The extent to which COVID-19, including any variants that have emerged or may emerge in the future, or any other health epidemic impacts our results will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of a particular virus and its variants and the actions to contain it or treat its impact, among others.

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

Since its enactment, there remain judicial and Congressional challenges to certain aspects of the ACA. For example, in June 2021 the U.S. Supreme Court held that Texas and other challengers had no legal standing to challenge the ACA, dismissing the case on procedural grounds without specifically ruling on the constitutionality of the ACA. Thus, the ACA will remain in effect in its current form. In addition, other legislative changes have been proposed and adopted since the ACA was enacted. These changes include aggregate reductions to Medicare payments to providers of up to 2% per fiscal year pursuant to the Budget Control Act of 2011, which began in 2013 and, due to subsequent legislative amendments will remain in effect through 2032, with the exception of a temporary suspension implemented under various COVID-19 relief legislation. Moreover, there has recently been heightened governmental scrutiny over the manner in which drug manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products.

Under the American Rescue Plan Act of 2021, effective January 1, 2024, the statutory cap on Medicaid Drug Rebate Program rebates that manufacturers pay to state Medicaid programs will be eliminated. Elimination of this cap may require pharmaceutical manufacturers to pay more in rebates than it receives on the sale of products, which could have a material impact on our business. In August 2022, Congress passed the IRA, which includes prescription drug provisions that have significant implications for the pharmaceutical industry and Medicare beneficiaries, including allowing the federal government to negotiate a maximum fair price for certain high-priced single source Medicare drugs, imposing penalties and excise tax for manufacturers that fail to comply with the drug price negotiation requirements, requiring inflation rebates for all Medicare Part B and Part D drugs, with limited exceptions, if their drug prices increase faster than inflation, and redesigning Medicare Part D to reduce out-of-pocket prescription drug costs for beneficiaries, among other changes. Various industry stakeholders, including the U.S. Chamber of Commerce, the National Infusion Center Association, the Global Colon Cancer Association, and the Pharmaceutical Research and Manufacturers of America have initiated lawsuits against the federal government asserting that the price negotiation provisions of the IRA are unconstitutional. The impact of these judicial challenges as well as future legislative, executive, and administrative actions and agency rules implemented by the Biden administration on us and the pharmaceutical industry as a whole is unclear. The implementation of cost containment measures, including the prescription drug provisions under the IRA, as well as other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our product candidates if approved. Uncertainties created by the IRA and other cost containment measures may negatively impact potential investments, company valuation, royalty-based earnings, mergers and acquisitions in our industry. Complying with any new legislation and regulatory changes could be time-intensive and expensive, resulting in a material adverse effect on our business.

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
▪
production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad; and
▪
business interruptions resulting from geo-political actions, including war (such as the ongoing conflict between Russia and Ukraine) and terrorism, natural disasters, or public health emergencies such as the COVID-19 pandemic.

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

We have incurred significant losses since our inception. Our net loss for the years ended December 31, 2023, 2022, and 2021 was $246.4 million, $221.1 million, and $165.2 million, respectively. As of December 31, 2023, our accumulated deficit was approximately $821.2 million. We expect to continue to incur losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of, and seek regulatory approvals for, our product candidates, prepare for and begin to commercialize any approved product candidates and add infrastructure and personnel to support our product development efforts and operations as a public company. Historically we have financed our operations primarily through the sale of equity and debt securities as well as funding received from our collaboration partners. We do not generate any revenue from product sales and our product candidates will require substantial additional investment before they may provide us with any revenue, if ever.

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

As of December 31, 2023, we had $337.7 million in cash, cash equivalents, and marketable securities. We believe that our existing cash, cash equivalents, and marketable securities will enable us to fund our operating expenses and capital expenditure requirements for at least one year past the issuance date of the consolidated financial statements included elsewhere in this Annual Report on Form 10-K. Our estimate as to how long we expect our cash, cash equivalents, and marketable securities to be able to continue to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned. In addition, because successful development of our product candidates is uncertain, we are unable to estimate the actual funds we will require to complete research and development and to commercialize our product candidates.

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

Global credit and financial markets have experienced extreme disruptions at various points over the last few decades, characterized by diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. For example, ongoing armed conflicts have created volatility in the capital markets and are expected to have further global economic consequences. If another such disruption in credit and financial markets and deterioration of confidence in economic conditions occurs, our business may be adversely affected. If the equity and credit markets were to deteriorate significantly in the future, it may make any necessary debt or equity financing more difficult to complete, more costly, and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and share price and could require us to delay or abandon development or commercialization plans. In addition, there is a risk that one or more of our service providers, manufacturers or other partners would not survive or be able to meet their commitments to us under such circumstances, which could directly affect our ability to attain our operating goals on schedule and on budget.

At December 31, 2023, we had $337.7 million of cash, cash equivalents, and marketable securities. While we are not aware of any downgrades, material losses, or other significant deterioration in the fair value of our cash equivalents or marketable securities since December 31, 2023, no assurance can be given that further deterioration of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents or our ability to meet our financing objectives. Furthermore, our stock price may decline due in part to the volatility of the stock market and general economic downturn.

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

Many of the other biotechnology companies that we compete against for qualified personnel have greater financial and other resources, different risk profiles and a longer history in the industry than we do. They also may provide more diverse opportunities and better prospects for career advancement. Some of these characteristics may be more appealing to high-quality candidates than what we have to offer. We also experience competition for the hiring of scientific and clinical personnel from universities and research institutions. In addition to competition for personnel, the San Francisco Bay Area in particular is characterized by a high cost of living. This high cost of living will increase the difficulty of attracting experienced personnel to our company, and we may be required to expend significant financial resources in our employee recruitment and retention efforts. Additionally, the U.S. has recently experienced historically high levels of inflation and an acute workforce shortage generally, which has created a hyper-competitive wage environment that may increase our operating costs. Any changes in our compensation structure, workforce reductions (including the reduction in force we announced in December 2023), or other cost reduction efforts may be negatively received by employees and result in attrition or recruiting difficulties.

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

As of December 31, 2023, we had 224 full-time employees. As our development and commercialization plans and strategies develop, and as we transition into operating as a public company, we expect to expand our employee base for managerial, operational, financial and other resources. Additionally, as our product candidates and discovery programs enter and advance through preclinical studies and any clinical trials, we will need to expand our research, development, manufacturing, regulatory and sales and marketing capabilities or contract with other organizations to provide these capabilities for us. Future growth would impose significant added responsibilities on members of management, including the need to identify, recruit, maintain, motivate and integrate additional employees. Also, our management may need to divert a disproportionate amount of their attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, give rise to operational errors, loss of business opportunities, loss of employees and reduced productivity amongst remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of existing and additional product candidates and discovery programs. In December 2023, we announced a reduction in our workforce by approximately 22% as part of our commitment to the Strategic Refocusing. If our management is unable to effectively manage our expected growth, our expenses may increase more than expected, our ability to generate or grow revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize our product candidates and compete effectively with others in our industry will depend on our ability to effectively expand our organization and manage any future growth.

Security breaches, loss of data and other disruptions could compromise sensitive information related to our business or protected health information or prevent us from accessing critical information and expose us to liability, which could adversely affect our business and our reputation.

In the ordinary course of our business, we or our CROs may collect, store, and otherwise process sensitive data, including legally protected health information, personally identifiable information, intellectual property and proprietary business information owned or controlled by us. We manage and maintain our applications and data by utilizing a combination of on-site systems, managed data center systems and cloud-based data center systems. These applications and data encompass a wide variety of business-critical information, including research and development information, commercial information and business and financial information. We face multiple risks relative to protecting this critical information, including loss of access risk, inappropriate disclosure risk, inappropriate modification risk and the risk of being unable to adequately monitor our controls over these risks.

The secure storage, maintenance, transmission, and other processing of this critical information are vital to our operations and business strategy, and we devote significant resources to protecting such information. Although we take measures to protect sensitive information from unauthorized access or disclosure, our information technology and infrastructure and that of any service provider we may use, whether they rely on our network and systems or their own to render service, may be vulnerable to cybersecurity attacks by hackers or viruses, ransomware or other malicious code, or breaches or incidents due to employee error, or malfeasance, other disruptions, or other causes. While we have not experienced cyber incidents that have been determined to be material in the past, either individually or in the aggregate, we and our third-party providers have experienced cyberattacks in the past. For example, in December 2023, an unidentified actor briefly gained unauthorized access to an employee account. We promptly detected and responded to the incident and terminated the unauthorized access. We engaged cybersecurity and other specialists to assist in the response to the incident. The unauthorized actor did access certain company information, but the incident did not adversely impact our operations.

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

Any such breach or interruption could compromise our networks and systems and the information stored there could be accessed by unauthorized parties, publicly disclosed, lost or stolen. Any such access, disclosure or other loss, unavailability, or other unauthorized processing of information, or the perception that it has occurred, could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, such as the Health Insurance Portability and Accountability Act (HIPAA) as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 (HITECH), the EU General Data Protection Regulation (EU GDPR) and UK General Data Protection Regulation (UK GDPR), mandatory notification and reporting obligations, additional regulatory oversight, significant regulatory penalties and remediation expenses. There is no guarantee that we can protect our systems from breaches or incidents or the information in or processed by such systems from compromise. Unauthorized access to, or loss, unavailability, corruption, dissemination, or other processing of information or any mechanical failure of our or our third-party service providers’ information technology systems could also disrupt our operations, including our ability to conduct our analyses, provide test results, bill payors or providers, process claims and appeals, conduct research and development activities, collect, process and prepare company financial information, provide information about any future products, manage the administrative aspects of our business and damage our reputation, any of which could adversely affect our business. We and the third parties upon which we rely may face difficulties or delays in identifying and responding to any actual or perceived breach or incident. We may be required to expend significant amounts to address security risks, whether in connection with an actual or perceived breach or incident or otherwise.

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

In addition, California voters recently passed the California Privacy Rights Act (CPRA), which modified the CCPA significantly as of January 1, 2023, potentially resulting in further uncertainty and requiring us to incur additional costs and expenses in an effort to comply. Although the CCPA includes exemptions for certain clinical trials data, the law may increase our compliance costs and potential liability with respect to other personal information we collect about California consumers. In addition, several states within the United States have enacted or proposed data privacy laws. For example, Virginia, Colorado, Utah, Connecticut, Iowa, Indiana, Florida, Montana, Oregon, Texas, Tennessee, and Delaware have enacted similar legislation. Further, other states have enacted laws that cover certain aspects of the collection, use, disclosure, and/or other processing of health information, such as Washington's My Health, My Data Act, which, among other things, provides a private right of action. It is possible that these laws and regulations may be interpreted and applied in a manner that is inconsistent with our practices, or for this to be perceived to be the case. Such interpretation and application could result in government-imposed fines or orders requiring that we change our practices, which could adversely affect our business. In addition, these laws and regulations relating to privacy, data protection and data security vary between states, may differ from country to country, and may vary based on whether testing is performed in the United States or in the local country.

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

Changes to U.S. tax laws that may be enacted in the future could impact the tax treatment of our foreign earnings. If we expand our international business activities, any changes in the U.S. or foreign taxation of such activities may increase our worldwide effective tax rate and adversely affect our business, results of operations and financial condition. For example, the Organization for Economic Cooperation and Development has proposed implementing a global minimum tax of 15%, referred to as Pillar 2, which has been agreed to by over 136 countries. Pillar 2 was adopted by the European Union for implementation by its member states into national legislation by the end of 2023 and may be adopted by other jurisdictions. In addition, on January 1, 2022, a provision of the Tax Cuts and Jobs Act of 2017 went into effect that eliminates the option to deduct domestic research and development costs in the year incurred and instead requires taxpayers to amortize such costs over five years. In 2022, the United States also enacted the IRA, which imposes, among others, a 1% excise tax on certain repurchases of stock and a 15% alternative minimum income tax on “adjusted financial statement income” of certain corporations. Such changes, among others, may adversely affect our effective tax rates, cash flows and general business condition.

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

We currently have limited in-house manufacturing experience and personnel. While we operate a cGMP manufacturing facility for the manufacture of clinical trial drug materials, we expect to continue to rely for some time on third parties to manufacture our product candidates and for the commercial manufacture of some or all of our product candidates, if approved. Bulk drug substance (BDS) for our clinical-stage product candidates is provided from both internal and third-party contract manufacturers. Any reduction or halt in supply of BDS could severely constrain our ability to develop our product candidates until a replacement contract manufacturer is found and qualified. As a result of supply chain constraints and staffing issues at one of our contract manufacturers, we have previously adjusted the anticipated filing date of our IND application for one of our clinical candidates. In addition, we currently rely on a third-party contract research organization for the conduct of our clinical assays and we have experienced, and may continue to experience, delays and interruptions, as well as quality and design errors, in this supply of information to us. If we are unable to arrange for and maintain such third-party manufacturing and analytical sources that are capable of meeting regulatory standards, or fail to do so on commercially reasonable terms, we may not be able to successfully produce sufficient supply of product candidate or clinical sample analysis data, or we may be delayed in doing so. If we are unable to arrange for and maintain such third-party manufacturing sources that are capable of meeting regulatory standards, or fail to do so on commercially reasonable terms, we may not be able to successfully produce sufficient supply of product candidate or we may be delayed in doing so. A loss of supply of our product candidates, for any reason, including as a result of manufacturing, supply or storage issues, damaged shipments, or otherwise, could result in us experiencing further delays, or disruptions, suspensions or terminations of, or being required to restart or repeat, any pending or ongoing clinical trials. Such failure or substantial delay or loss of supply could materially harm our business.

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

In March 2022, we entered into the Sanofi Agreement, pursuant to which we collaborate with Sanofi to generate, develop, manufacture and commercialize IgM antibodies directed to six primary targets, three of which are intended as oncology targets and three of which are intended as immunology targets.

Risks Related to Our Intellectual Property

Our commercial success depends significantly on our ability to operate without infringing the patents and other proprietary rights of third parties.

Our success will depend in part on our ability to operate without infringing the proprietary rights of third parties. Other entities may have or obtain patents or proprietary rights that could limit our ability to make, use, sell, offer for sale, or import our future approved products or impair our competitive position.

Our research, development and commercialization activities may be subject to claims that we infringe or otherwise violate patents or other intellectual property rights owned or controlled by third parties. We are aware of third-party patents and patent applications containing claims directed to most of our areas of product development, which patents and applications could potentially be construed to cover our product candidates and the use thereof to treat patients. As the biotechnology and pharmaceutical industries expand and more patents are issued, the risk increases that we may be subject to claims of infringement of the patent rights of third parties. There is no assurance that third-party patents or patent applications of which we are aware may not ultimately be found to limit our ability to make, use, sell, offer for sale, or import our future approved products or impair our competitive position, even though we do not believe they are relevant to our business. Patents that we may ultimately be found to infringe could be issued to third parties. Third parties may have or obtain valid and enforceable patents or proprietary rights that could block us from developing product candidates using our technology. These patents may not expire before we receive marketing authorization for our product candidates, and they could delay the commercial launch of one or more future products. If our products were to be found to infringe any such patents, and we were unable to invalidate those patents, or if licenses for them are not available on commercially reasonable terms, or at all, our business, financial condition, and results of operations could be materially harmed. Furthermore, even if a license is available, it may be non-exclusive, which could result in our competitors gaining access to the same intellectual property. Our failure to maintain a license to any technology that we require may also materially harm our business, financial condition, and results of operations, and we would be exposed to a threat of litigation.

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

These lawsuits would be costly and could affect our results of operations and divert the attention of our management and scientific personnel. Some of our competitors may be able to sustain the cost of such litigation and proceedings more effectively than we can because of their substantially greater resources. There is a risk that a court would decide that we are infringing the third party’s patents and would order us to stop the activities covered by the patents. In that event, we may not have a viable alternative to the technology protected by the patent and may need to halt work on the affected product candidate or cease commercialization of an approved product. In addition, there is a risk that a court will order us to pay third party damages or some other monetary award, depending upon the jurisdiction. An adverse outcome in any litigation or other proceeding could subject us to significant liabilities to third parties, potentially including treble damages and attorneys’ fees if we are found to have willfully infringed, and we may be required to cease using the technology that is at issue or to license the technology from third parties. We may not be able to obtain any required licenses on commercially acceptable terms or at all. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation or administrative proceedings, there is a risk that some of our confidential information could be compromised by disclosure. In addition, any uncertainties resulting from the initiation and continuation of any litigation could have a material adverse effect on our ability to raise additional funds or on our business, results of operations, financial condition, and prospects. Any of these outcomes could have a material adverse effect on our business.

If we are unable to obtain, maintain and enforce patent and trade secret protection for our product candidates and related technology, our business could be materially harmed.

Our strategy depends on our ability to identify, seek, obtain, and maintain patent protection for our discoveries. Our patent portfolio is relatively small compared to many large and more established pharmaceutical and biotechnology companies that have patent portfolios consisting of hundreds, and in some case even thousands, of granted patents. As our patent portfolio grows, we expect patent protection will continue to be an important part of our strategy. The patent protection process is expensive and time consuming, and we may not be able to file and prosecute all necessary or desirable patent applications, or maintain and enforce any patents that may issue from such patent applications, at a reasonable cost or in a timely manner or in all jurisdictions where protection may be commercially advantageous. It is also possible that we will fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection. Moreover, in some circumstances, we may not have the right to control the preparation, filing and prosecution of patent applications, or to maintain the patents, covering technology that we have licensed from third parties. Therefore, our owned, co-owned, or in-licensed patents and patent applications may not be prosecuted and enforced in a manner consistent with the best interests of our business. Our patent applications cannot be enforced against third parties practicing the technology claimed in such applications unless, and until, patents issue from such applications, and then only to the extent the issued claims cover the technology. The patent applications that we own, or co-own, or in-license may fail to result in issued patents with claims that cover our current and future product candidates in the United States or in other foreign countries or that effectively prevent third parties from commercializing competitive product candidates.

Moreover, the patent position of biotechnology companies generally is highly uncertain, involves complex legal and factual questions and has in recent years been the subject of much litigation. We may be subject to a third-party preissuance submission of prior art to the USPTO or a foreign jurisdiction, and such prior art may affect the scope of any claims we ultimately get allowed or it may prevent our patent applications from issuing as patents. Further, the issuance of a patent does not ensure that it is valid or enforceable, nor is the issuance conclusive as to inventorship or the scope of any claims. Third parties may challenge the validity, enforceability or scope of our issued patents or claim that they should be inventors on such patents, and such patents may be narrowed, invalidated, circumvented, or deemed unenforceable, or such third parties may gain rights to such patents. We could also become involved in reexamination, inter-parties review, post-grant review, opposition or derivation proceedings, challenging our patent rights or the patent rights of others. In addition, recent changes in law, such as the U.S. Supreme Court's decision in Amgen Inc. v. Sanofi, have introduced changes in the law relevant to biotechnology patents, and future changes in law may further introduce uncertainty in the enforceability or scope of patents owned by biotechnology companies. If our patents are narrowed, invalidated, or held unenforceable, third parties may be able to commercialize our technology or products and compete directly with us without payment to us. There is no assurance that all potentially relevant prior art relating to our patents and patent applications has been found, and such prior art could potentially invalidate one or more of our patents or prevent a patent from issuing from one or more of our pending patent applications. There is also no assurance that there is not prior art of which we are aware, but which we do not believe affects the validity or enforceability of a claim in our patents and patent applications, which may, nonetheless, ultimately be found to affect the validity or enforceability of a claim. Furthermore, even if our patents are unchallenged, they may not adequately protect our intellectual property, provide exclusivity for our product candidates, prevent others from designing around our claims, or provide us with a competitive advantage. The legal systems of certain countries do not favor the aggressive enforcement of patents, and the laws of foreign countries may not allow us to protect our inventions with patents to the same extent as the laws of the United States. Because patent applications in the United States and many foreign jurisdictions are not published until 18 months after filing, or in some cases not at all, and because publications of discoveries in scientific literature lag behind actual discoveries, we cannot be certain that we were the first to make the inventions claimed in our issued patents or pending patent applications, or that we were the first to file for protection of the inventions set forth in our patents or patent applications. As a result, we may not be able to obtain or maintain protection for certain inventions. Therefore, the issuance, validity, enforceability, scope, and commercial value of our patents in the United States and in foreign countries cannot be predicted with certainty and, as a result, any patents that we own, co-own, or license may not provide sufficient protection against competitors. We may not be able to obtain or maintain patent protection from our pending patent applications, from those we may file in the future, or from those we may license from third parties. Moreover, even if we are able to obtain patent protection, such patent protection may be of insufficient scope to achieve our business objectives. In addition, the issuance of a patent does not give us the right to practice the patented invention. Third parties may have blocking patents that could prevent us from marketing our own patented product and practicing our own patented technology.

Moreover, some of our owned or in-licensed patents and patent applications are or may in the future be co-owned with third parties. If we are unable to obtain an exclusive license to any such third-party co-owners’ interest in such patents or patent applications, such co-owners may be able to license their rights to other third-parties, including our competitors, and our competitors could market competing products and technology. We may need the cooperation of any such co-owners of our patents to enforce such patents against third parties, and such cooperation may not be provided to us. Any of the foregoing could have a material adverse effect on our competitive position, business prospects and financial conditions.

Intellectual property discovered through government funded programs may be subject to federal regulations such as "march-in" rights, certain reporting requirements and a preference for United States-based companies. Compliance with such regulations may limit our exclusive rights and limit our ability to contract with non-United States manufacturers.

In the future, we may obtain funding, in part, from U.S. federal or state governments for research we conduct, and such funding may be used in the advancement of our existing technologies or creation of additional in-licensed patent rights and technology. Pursuant to the Bayh-Dole Act of 1980, the United States government has certain rights in inventions developed with government funding, including a non-exclusive, non-transferable, irrevocable worldwide license to use inventions for any governmental purpose. As a result, the U.S. government may have certain rights, including so-called march-in rights, to any future patent rights funded in part by the U.S. federal government and any products or technology developed from such patent rights. These rights may permit the U.S. government to disclose our confidential information to third parties and to exercise march-in rights to use or to allow third parties to use our licensed technology, and there can be no assurance that we would receive compensation from the U.S. government for the exercise of such rights. The U.S. government can exercise its march-in rights if it determines that action is necessary because we fail to achieve the practical application of government-funded technology, because action is necessary to alleviate health or safety needs, to meet requirements of federal regulations, or to give preference to U.S. industry. In addition, our rights in such inventions may be subject to certain requirements to manufacture products embodying such inventions in the United States. Any exercise by the U.S. government of such rights could harm our competitive position, business, financial condition, results of operations and prospects.

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

We also in-license, and may in the future in-license, certain antibody binding domains for our discovery and clinical development programs from third parties. Under these license agreements, we are able to research and initially develop discovery programs and are required to make certain annual payments. We also have the option to negotiate or enter into commercial license agreements with these third parties if we elect to continue development or commercialization of any product candidates incorporating the in-licensed antibodies. If we exercise our option to negotiate or enter into any commercial licenses with these third parties, we will likely be subject to various additional obligations, which may include obligations with respect to funding, development and commercialization activities, and payment obligations upon achievement of certain milestones and royalties on product sales.

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
▪
the laws of certain foreign countries may not protect our intellectual property rights to the same extent as the laws of the United States, or we may fail to apply for or obtain adequate intellectual property protection in all the jurisdictions in which we operate; and
▪
the patents of others may have an adverse effect on our business, for example by preventing us from marketing one or more of our product candidates for one or more indications.

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

Even after they have issued, our patents and any patents that we license may be challenged, narrowed, invalidated, or circumvented. If our patents are invalidated or otherwise limited or will expire prior to the commercialization of our product candidates, other companies may be better able to develop products that compete with ours, which could adversely affect our competitive business position, business prospects and financial condition. In addition, if the breadth or strength of protection provided by our patents and patent applications is threatened, it could dissuade companies from collaborating with us to license, develop or commercialize current or future product candidates.

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
▪
there may be a challenge or dispute regarding inventorship or ownership of patents or trade secrets currently identified as being owned by, co-owned, or licensed to us; or
▪
third parties may seek approval to market biosimilar versions of our future approved products prior to expiration of relevant patents owned by, co-owned by us, or licensed to us, under the Biologics Price Competition and Innovation Act of 2009, requiring us to defend our patents, including by filing lawsuits alleging patent infringement.

These lawsuits and proceedings would be costly and could affect our results of operations and divert the attention of our managerial and scientific personnel. Adversaries in these proceedings may have the ability to dedicate substantially greater resources to prosecuting these legal actions than we or our licensors can. There is a risk that a court or administrative body would decide that our patents are invalid or not infringed or trade secrets not misappropriated by a third party’s activities, or that the scope of certain issued claims must be further limited. An adverse outcome in a litigation or proceeding involving our own patents or trade secrets could limit our ability to assert our patents or trade secrets against these or other competitors, affect our ability to receive royalties or other licensing consideration from our licensees, and may curtail or preclude our ability to exclude third parties from making, using, and selling similar or competitive products. Any of these occurrences could adversely affect our competitive business position, business prospects and financial condition.

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

Enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive and time-consuming and the outcome is unpredictable. In addition, some courts in the United States and certain foreign jurisdictions are less willing or unwilling to protect trade secrets. The disclosure of our trade secrets would impair our competitive position and may materially harm our business, financial condition, and results of operations. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights, and failure to maintain trade secret protection could adversely affect our competitive business position. In addition, if any of our trade secrets were to be lawfully obtained or independently developed by a competitor, we would have no right to prevent such third party, or those to whom they communicate such technology or information, from using that technology or information to compete with us. If any of our trade secrets were to be disclosed to or independently developed by a competitor, or if we otherwise lose protection for our trade secrets or proprietary know-how, the value of this information may be greatly reduced and our business and competitive position could be harmed. Adequate remedies may not exist in the event of unauthorized use or disclosure of our proprietary information.

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

Periodic maintenance fees, renewal fees, annuity fees, and various other governmental fees on patents or applications will be due to the USPTO and various foreign patent offices at various points over the lifetime of our patents or applications. We have systems in place to remind us to pay these fees, and we rely on our outside patent annuity service to pay these fees automatically when due, but we must notify the provider of any new patents or applications. Additionally, the USPTO and various foreign patent offices require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process. We employ reputable law firms and other professionals to help us comply, and in many cases, an inadvertent lapse can be cured by payment of a late fee or by other means in accordance with rules applicable to the particular jurisdiction. However, there are situations in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. If such an event were to occur, it could have a material adverse effect on our business.

We may be subject to claims challenging the inventorship of our patents and other intellectual property.

Although we are not currently experiencing any claims challenging the inventorship or ownership of our patents, we may in the future be subject to claims that former employees, strategic partners or other third parties have an interest in our patents or other intellectual property as an inventor or co-inventor. While it is our policy to require our employees and contractors who may be involved in the conception or development of intellectual property to execute agreements assigning such intellectual property to us, we may be unsuccessful in executing such an agreement with each party who, in fact, conceives or develops intellectual property that we regard as our own. For example, the assignment of intellectual property rights may not be self-executing, the assignment agreements may be breached, or we may have inventorship disputes arise from conflicting obligations of consultants or others who are involved in developing our product candidates. Litigation may be necessary to defend against these and other claims challenging inventorship. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights, such as exclusive ownership of, or right to use, valuable intellectual property. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management and other employees.

Patent protection and patent prosecution for some of our product candidates may be dependent on, and the ability to assert patents and defend them against claims of invalidity may be maintained by, third parties.

The prosecution of certain patent applications and the maintenance and enforcement of certain patents that relate to our product candidates are and may be in the future controlled by our licensors or licensees. Although we may, under such arrangements, have rights to consult with our strategic partners on actions taken as well as back-up rights of prosecution and enforcement, we have in the past and may in the future relinquish rights to prosecute and maintain patents and patent applications within our portfolio as well as the ability to assert such patents against infringers. For example, under our collaboration agreement with Sanofi, in specified circumstances, Sanofi controls the prosecution and enforcement of certain of the patents and patent applications licensed to it.

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

The patent positions of pharmaceutical and biotechnology companies can be highly uncertain and involve complex legal and factual questions for which important legal principles remain unresolved. Changes in either the patent laws or in the interpretations of patent laws in the United States and other countries may diminish the value of our intellectual property. We cannot predict the breadth of claims that may be allowed or found to be enforceable in our patents or in third-party patents. The United States has enacted and is currently implementing wide-ranging patent reform legislation. Further, recent U.S. Supreme Court and Court of Appeals for the Federal Circuit rulings have either narrowed the scope of patent protection available in certain circumstances or weakened the rights of patent owners in certain situations. In addition to increasing uncertainty regarding our ability to obtain patents in the future, this combination of events has created uncertainty with respect to the validity, scope, and value of patents once obtained.

For our U.S. patent applications containing a priority claim after March 16, 2013, there is a greater level of uncertainty in the patent law. In September 2011, the Leahy-Smith America Invents Act, also known as the America Invents Act (AIA), was signed into law. The AIA includes several significant changes to U.S. patent law, including provisions that affect the way patent applications will be prosecuted and may also affect patent litigation. The AIA and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have an adverse effect on our business. An important change introduced by the AIA is that, as of March 16, 2013, the United States transitioned to a “first-to-file” system for deciding which party should be granted a patent when two or more patent applications are filed by different parties disclosing or claiming the same invention. A third party that has filed or does file a patent application in the USPTO after March 16, 2013 but before us, could be awarded a patent covering a given invention, even if we had made the invention before it was made by the third party. This requires us to be cognizant going forward of the time from invention to filing of a patent application.

Among some of the other changes introduced by the AIA are changes that limit where a patentee may file a patent infringement suit and providing opportunities for third parties to file third party submissions of prior art to the USPTO during patent prosecution and to challenge any issued patent in the USPTO (e.g., via post-grant reviews or inter partes reviews). This applies to all our U.S. patents, even those issued before March 16, 2013.

Depending on decisions by the U.S. Congress, the U.S. federal courts, the USPTO or similar authorities in foreign jurisdictions, the laws and regulations governing patents could change in unpredictable ways that may weaken our and our licensors’ ability to obtain new patents or to enforce existing patents we and our licensors or partners may obtain in the future.

Additionally, as of June 1, 2023, existing European patents, and European patent applications, upon grant of a patent, have the option of becoming a Unitary Patent, which will be subject to the jurisdiction of the Unified Patent Court (UPC). During a sunrise period that began on March 1, 2023, European patent owners have the ability to opt out of being subjected to the jurisdiction of the UPC. The option of a Unitary Patent will be a significant change in European patent practice. As the UPC is a new court system, there is no precedent for the court, increasing the uncertainty of any litigation in the UPC.

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

Many companies have encountered significant problems in protecting and defending intellectual property rights in foreign jurisdictions. The legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents, trade secrets and other intellectual property protection, particularly those relating to biotechnology products, which could make it difficult for us to stop the infringement of our patents or marketing of competing products in violation of our proprietary rights generally. Proceedings to enforce our patent rights in foreign jurisdictions could result in substantial costs and divert our efforts and attention from other aspects of our business, could put our patents at risk of being invalidated or interpreted narrowly and our patent applications at risk of not issuing, and could provoke third parties to assert claims against us. We may not prevail in any lawsuits that we initiate and the damages or other remedies awarded, if any, may not be commercially meaningful. Accordingly, our efforts to enforce our intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop or license.

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

Any proprietary name or trademark we intend to use for our product candidates will require approval from the FDA regardless of whether we have secured a formal trademark registration from the USPTO. The FDA typically conducts a review of proposed product candidate names, including an evaluation of the potential for confusion with other product names and potential pharmacy dispensing errors. The FDA may also object to a product name if it believes the name inappropriately implies certain medical claims or contributes to an overstatement of efficacy. If the FDA objects to any product candidate names we propose, we may be required to adopt an alternative name for our product candidates. If we adopt an alternative name, we could lose the benefit of any existing trademark applications for such product candidate and may be required to expend significant additional resources in an effort to identify a suitable product name that would qualify under applicable trademark laws, not infringe the existing rights of third parties and be acceptable to the FDA. We may be unable to build a successful brand identity for a new trademark in a timely manner or at all, which would limit our ability to commercialize our product candidates.

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
▪
overall fluctuations in U.S. equity markets; and
▪
other factors that may be unanticipated or out of our control.

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

As of December 31, 2023, Topsøe Holding A/S, together with other holders of 5% or more of our outstanding capital stock and their respective affiliates, beneficially owned a majority of the shares of our outstanding capital stock. Accordingly, our principal stockholders will be able to control most matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, including mergers and sales of all or substantially all of our assets. The interests of these principal stockholders may not always coincide with your interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders. For example, our concentration of ownership could have the effect of delaying or preventing a change in control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could cause the market price of our common stock to decline or prevent our stockholders from realizing a premium over the market price for their shares of our common stock.

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

If in the future we issue shares of common stock or securities convertible into common stock, our stockholders would experience dilution and, as a result, the market price of our common stock may decline. We cannot predict the effect that future sales of our common stock would have on the market price of our common stock. Additionally, our stockholders may be further diluted by the exercise of the pre-funded warrants issued in December 2020 in connection with a financing (see Note 8 – Stockholders' Equity to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information) and any issuance of our voting common stock issuable upon the conversion of shares of non-voting common stock currently outstanding.

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

In connection with our ongoing evaluations of internal controls over financial reporting, we have made, and may continue to make upgrades to our finance and accounting systems. If we are unable to accomplish these upgrades in a timely and effective manner, our ability to comply with the financial reporting requirements and other rules that apply to reporting companies could be adversely impacted. Any failure to maintain effective internal control over financial reporting could have a material adverse effect on our business, financial condition and results of operations and the trading price of our common stock.

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

An independent assessment of the effectiveness of our internal controls could detect problems that our management’s assessment might not. In addition, our independent registered public accounting firm did not perform an evaluation of our internal control over financial reporting as of December 31, 2023, 2022 or 2021 in accordance with the provisions of the Sarbanes-Oxley Act. Had our independent registered public accounting firm performed such an evaluation, control deficiencies may have been identified by management or our independent registered public accounting firm, and those control deficiencies could have also represented one or more material weaknesses. Undetected material weaknesses in our internal controls could lead to consolidated financial statement restatements and require us to incur the expense of remediation.

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

We are an “emerging growth company,” as defined in the JOBS Act. For as long as we continue to be an emerging growth company, we may choose to take advantage of exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. Investors could find our common stock less attractive if we choose to rely on these exemptions. In addition, the JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards. We have elected to use this extended transition period until the earlier of the date that we (i) are no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, our consolidated financial statements may not be comparable to companies that comply with the new or revised accounting standards as of public company effective dates. We will cease to be an emerging growth company on December 31, 2024.

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

We have never paid any dividends on our capital stock. We currently intend to retain our future earnings, if any, to fund the development and growth of our businesses and do not anticipate that we will declare or pay any cash dividends on our capital stock in the foreseeable future. As a result, capital appreciation, if any, will be the sole source of gain on any investment in our common stock for the foreseeable future. Investors seeking cash dividends should not invest in our common stock.

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

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

Risks Management and Strategy

We have established policies and processes for assessing, identifying, and managing material risk from cybersecurity threats, and have integrated these processes into our overall risk management systems and processes. We periodically assess material risks from cybersecurity threats, including any potential unauthorized occurrence on or conducted through our information systems that may result in adverse effects on the confidentiality, integrity, or availability of our information systems or any information residing therein.

We conduct annual risk assessments and perform as needed updates to our risk register to identify cybersecurity threats, as well as assessments in the event of a material change in our business practices that may affect information systems that are vulnerable to such cybersecurity threats. These risk assessments include identification of reasonably foreseeable internal and external risks, the likelihood and potential damage that could result from such risks, and the sufficiency of existing policies, procedures, systems, and safeguards in place to manage such risks.

Following these risk assessments, we re-design, implement, and maintain reasonable safeguards to minimize identified risks; reasonably address any identified gaps in existing safeguards; and regularly monitor the effectiveness of our safeguards. We devote significant resources and designate high-level personnel, including our Head of Information Technology (IT), who is also our Senior Vice President (SVP) of Group Operations and reports to our Chief Financial Officer (CFO), to manage the risk assessment and mitigation process.

As part of our overall risk management system, we monitor and test our safeguards and train our employees on these safeguards, in collaboration with Legal, Human Resources and IT. Personnel at all levels and departments are made aware of our cybersecurity policies through periodic training and company-wide communications.

We engage an experienced cybersecurity consultant as our Interim Information Security Advisor who coordinates our risk assessment processes with our Cybersecurity Steering Committee. We engage an experienced service provider as our 24x7 network and security operations center, to assist us to design and implement our cybersecurity policies and procedures, and to monitor and test our safeguards.

We assess the ability of our key third-party service providers to implement and maintain appropriate security measures, consistent with all applicable laws, to implement and maintain reasonable security measures in connection with their work with us, and to promptly report any suspected breach of its security measures that may affect our company.

For additional information regarding whether any risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, have materially affected or are reasonably likely to materially affect our company, including our business strategy, results of operations, or financial condition, please refer to Item 1A, “Risk Factors,” in this annual report on Form 10-K.

Governance

One of the key functions of the Audit Committee of our Board of Directors is informed oversight of our risk management process, including risks from cybersecurity threats. Our Audit Committee is responsible for monitoring and assessing strategic risk exposure, and our executive officers are responsible for the day-to-day management of the material risks we face.

Our SVP of Group Operations and our Cybersecurity Steering Committee, which includes our Chief Medical Officer, SVP-Corporate Controller, Executive Vice President of Process Development and Manufacturing, SVP of Preclinical Sciences, and our SVP of Legal Affairs, are primarily responsible for assessing and managing our material risks from cybersecurity threats. As part of our risk identification, assessment, and mitigation activities, we leverage the experience of our external cybersecurity advisor/consultant (CISSP, CISA, CISM, CRISC, QSA) who has extensive cybersecurity expertise across various industries. Our SVP of Group Operations, who manages our cybersecurity program, has over 25 years of experience in the Life-Sciences IT space, with over 8 years in IT security and cybersecurity functions.

Our SVP of Group Operations, in collaboration with our Cybersecurity Steering Committee, oversees our cybersecurity policies and processes, including those described in “Risk Management and Strategy” above. Our SVP of Group Operations is informed about and monitors the prevention, detection, mitigation, and remediation of cybersecurity incidents through oversight of the external consultant and the IT department, which includes oversight of a combination of automated technologies and manual responses to detect, respond and recover from any cybersecurity incident, as well as oversight of the 24x7 network and security operations center. Our SVP of Group Operations is responsible for informing our executive leadership and our Audit Committee about confirmed cybersecurity incidents, and for providing regular updates to senior executive management, including our CFO, concerning our IT and cybersecurity posture.

Our SVP of Group Operations provides quarterly briefings to the audit committee and our executive management regarding our company’s cybersecurity risks and activities, including any recent cybersecurity incidents and related responses, cybersecurity systems testing, activities of third parties, and the like.

Item 2. Properties.

We lease approximately 114,100 square feet of office, laboratory and manufacturing space in Mountain View, California and office and laboratory space in Doylestown, PA. These leases have expiration dates ranging from June 2024 through June 2032. We believe that our facilities are adequate to meet our needs for the immediate future, and that, should it be needed, suitable additional space will be available on commercially reasonable terms to accommodate any such expansion of our operations.

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

Holders of Record

As of March 1, 2024, there were 7 holders of record of our common stock and 13 holders of record of our non-voting common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees.

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

The following graph compares the cumulative total return to stockholder return on our common stock relative to the cumulative total returns of the Nasdaq Composite Index and the Nasdaq Biotechnology Index. An investment of $100 is assumed to have been made in our common stock and each index on September 18, 2019 (the first day of trading of our common stock with a closing price on that date of $24.30) and its relative performance is tracked through December 31, 2023. Pursuant to applicable SEC rules, all values assume reinvestment of the full amount of all dividends; however no dividends have been declared on our common stock to date. The stockholder returns shown on the graph below are based on historical results and are not indicative of future performance, and we do not make or endorse any predictions as to future stockholder returns.

COMPARISON OF 51 MONTH CUMULATIVE TOTAL RETURN*

$400
$350
$300
$250
$200
$150
$100
$50
$0
9/18/19
12/19
3/20
6/20
9/20
12/20
3/21
6/21
9/21
12/21
3/22
6/22
9/22
12/22
3/23
6/23
9/23
12/23
IGM Biosciences, Inc.
NASDAQ Composite
NASDAQ Biotechnology

*$100 invested on 9/18/19 in stock or 8/31/19 in index, including reinvestment of dividends.
Fiscal year ending December 31.

Unregistered Sales of Equity Securities

Other than as previously reported on our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, there have been no unregistered sales of equity securities for the current reporting period.

Use of Proceeds from Public Offering of Common Stock

Not applicable.

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

Overview

We are a clinical-stage biotechnology company pioneering the development of IgM antibodies for the treatment of cancer and autoimmune and inflammatory diseases. IgM antibodies have inherent properties that we believe may enable them to bind more strongly to targets on the surface of cells than comparable IgG antibodies. We have created a proprietary IgM antibody technology platform that we believe is particularly well suited for developing receptor cross-linking agonists and T cell engagers. Our product candidates currently in or planned to enter clinical testing include:

▪
Aplitabart: An IgM antibody targeting Death Receptor 5 (DR5) proteins, currently being evaluated in multiple Phase 1 combination trials, including randomized and single-arm combination trials for the treatment of colorectal cancer.
▪
Imvotamab: A bispecific T cell engaging IgM antibody targeting CD20 and CD3 proteins, currently being evaluated in two Phase 1 clinical trials in autoimmune diseases, one for severe systemic lupus erythematosus (SLE) and one for severe rheumatoid arthritis (RA) and planned to be evaluated in a Phase 1 trial for myositis.
▪
IGM-2644: A bispecific T cell engaging IgM antibody targeting CD38 and CD3 proteins, currently planned for evaluation in a Phase 1 clinical trial in autoimmune disease.

Our clinical development priorities are (i) treating colorectal cancer using IgM DR5 agonist antibodies and (ii) treating autoimmune diseases using IgM T cell engager antibodies. In December 2023, we announced we are deprioritizing all hematologic oncology clinical development as well as the clinical development of our targeted cytokine product candidate (Strategic Refocusing).

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

We have incurred significant net losses to date. Our ability to generate product revenue sufficient to achieve profitability will depend on the successful development and eventual commercialization of one or more of our current or future product candidates. Our net losses were $246.4 million, $221.1 million, and $165.2 million for the years ended December 31, 2023, 2022 and 2021, respectively. As of December 31, 2023, we had an accumulated deficit of $821.2 million. These losses have resulted primarily from costs incurred in connection with research and development activities and general and administrative costs associated with our operations. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future, and our net losses may fluctuate significantly from period to period, depending on the timing of and expenditures on our planned research and development activities.

We expect our expenses and capital requirements will increase in connection with our ongoing activities as we:

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

Recent Developments

On December 5, 2023, we announced the Strategic Refocusing and a reduction in our workforce of approximately 22%.

In connection with the Strategic Refocusing, we recognized restructuring charges of $1.8 million during the year ended December 31, 2023. These restructuring charges were primarily related to severance and one-time termination payments of $3.7 million, partially offset by a $1.9 million reversal of previously recognized non-cash incentive and stock-based compensation expense. As of December 31, 2023, severance costs of $2.4 million remained unpaid and were accrued on the balance sheet.

Components of Results of Operations

Revenue

We have recognized collaboration revenue pursuant to a global collaboration and license agreement with Genzyme Corporation (Sanofi Agreement) and expect to continue to recognize revenue in the future to the extent we satisfy our performance obligations under the Sanofi Agreement, including the generation, development, manufacturing and commercialization of IgM antibodies. We may also be entitled to receive payments pursuant to the Sanofi Agreement upon achievement of specified development, regulatory and commercial milestones, which will cause us to recognize additional revenue. As the recognition of future collaboration revenue will be based on costs incurred to date relative to total estimated costs at completion and the uncertainty of when the events underlying various milestones are resolved, we expect our collaboration revenue will fluctuate from period to period.

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

General and Administrative

Our general and administrative expenses consist primarily of personnel-related expenses for personnel in our executive, finance, corporate and other administrative functions, intellectual property, facilities and other allocated expenses, other expenses for outside professional services, including legal, human resources, audit and accounting services, and insurance costs. Personnel-related expenses consist of salaries, benefits, recruiting costs, and stock-based compensation. We expect our general and administrative expenses to increase for the foreseeable future as we increase our headcount to support our continued and expanding research activities and development of product candidates in the areas of cancer and autoimmune and inflammatory diseases, and as a result of operating as a public company, including compliance with the rules and regulations of the Securities and Exchange Commission (SEC) and those of any national securities exchange on which our securities are traded, legal, auditing, additional insurance expenses, investor relations activities and other administrative and professional services. We also expect our intellectual property expenses to increase as we expand our intellectual property portfolio.

Interest Income

Interest income includes interest income earned on our cash, cash equivalents, marketable securities, and restricted cash and non-cash interest income related to accretion (amortization) of the discount (premium) on marketable securities.

Results of Operations

A discussion and analysis of our financial condition and results of operations for the year ended December 31, 2021, is included in Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 30, 2023.

The following table summarizes our results of operations for the years ended December 31, 2023 and 2022, together with the changes in those items in dollars:

Comparison of the Years Ended December 31, 2023 and 2022

	Year Ended December 31,
(in thousands)	2023	2022	Change
Collaboration revenue	$2,130	$1,069	$1,061

Operating expenses:
Research and development	215,519	179,289	36,230
General and administrative	50,072	49,736	336
Total operating expenses	265,591	229,025	36,566
Loss from operations	(263,461)	(227,956)	(35,505)

Other income (expense)
Interest income	17,743	7,035	10,708
Other expense	(20)	(181)	161
Total other income (expense)	17,723	6,854	10,869
Loss before income tax expense	(245,738)	(221,102)	(24,636)
Income tax expense	(678)	—	(678)
Net loss	$(246,416)	$(221,102)	$(25,314)

Collaboration Revenue

Collaboration revenue was $2.1 million and $1.1 million for the years ended December 31, 2023 and 2022, respectively. The increase of $1.0 million and total revenue generated was in connection with the Sanofi Agreement and attributable to research activities to generate and develop oncology and immunology antibodies. Please refer to Note – 9 Sanofi Agreement, to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional revenue recognition disclosures.

Research and Development Expenses

The following table summarizes our research and development expenses incurred during the periods indicated:

	Year Ended December 31,
(in thousands)	2023	2022	Change
Direct expenses
Clinical stage programs (1)	$65,672	$63,214	$2,458
Preclinical stage programs	38,052	30,515	7,537
Indirect expenses
Personnel-related	87,553	67,905	19,648
Depreciation and facilities	24,242	17,655	6,587
Total research and development expenses	$215,519	$179,289	$36,230
(1)
The years ended December 31, 2023 and 2022 include direct expenses related to our active and completed clinical programs and related preclinical costs prior to trial initiation.

Research and development expenses were $215.5 million and $179.3 million for the years ended December 31, 2023 and 2022, respectively. The increase of $36.2 million was driven by higher personnel-related expenses, preclinical stage program expenses, depreciation and facilities expense, and clinical stage program expenses.

Clinical stage direct program expenses increased by $2.5 million, primarily driven by the advancement or initiation of Phase 1 clinical trials for aplitabart, imvotamab in autoimmune diseases, IGM-2644 in multiple myeloma, and IGM-7354, partially offset by lower manufacturing and clinical expenses for imvotamab in oncology and completion of Phase 1 clinical trials evaluating IGM-6268.

Preclinical stage program expenses increased by $7.5 million, primarily driven by an increase in research related activities and professional services.

Personnel-related expenses increased by $19.6 million to support our research and clinical development capabilities and was driven by an increase in additional headcount prior to the Strategic Refocusing announced in December 2023.

Depreciation and facilities expenses increased by $6.6 million, primarily due to additional research and development space, equipment, and infrastructure.

General and Administrative Expenses

General and administrative expenses were $50.1 million and $49.7 million for the years ended December 31, 2023 and 2022, respectively. The increase of $0.4 million was primarily due to an increase in compensation, facilities and infrastructure costs.

Interest Income

Interest income was $17.7 million and $7.0 million for the years ended December 31, 2023 and 2022, respectively. The increase of $10.7 million was primarily due to increasing yield rates.

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

Since our inception and through December 31, 2023, we have funded our operations primarily through the sale of common stock and pre-funded warrants in our public offerings and private placement, the sale of convertible preferred stock and the issuance of unsecured promissory notes in private placements, and payments from our collaboration partners. In July 2023, we completed a public offering as well as a concurrent private placement, in which we issued a total of 15,000,000 shares of common stock, including 11,812,500 shares of non-voting common stock and 3,187,500 shares of voting common stock, for gross proceeds of $120.0 million, resulting in net proceeds of $113.5 million after deducting discounts, commissions, and offering costs. We maintain a shelf registration statement with the SEC for the potential offering, issuance and sale by us of our common stock, non-voting common stock, debt securities, preferred stock, and certain other securities from time to time in one or more offerings.

As of December 31, 2023, we had cash, cash equivalents, and marketable securities of $337.7 million and an accumulated deficit of $821.2 million. Our material cash requirements include our operating expenses, which consist primarily of research and development expenditures related to our programs and related personnel costs, as well as our operating leases.

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

Cash Flows

A discussion and analysis of our financial condition and cash flows for the year ended December 31, 2021 is included in Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on March 30, 2023.

The following table summarizes our cash flows for the periods indicated:

	Year Ended December 31,
(in thousands)	2023	2022
Net cash, cash equivalents, and restricted cash (used in) provided by:
Operating activities	$(192,231)	$(5,853)
Investing activities	68,355	(225,644)
Financing activities	115,068	219,382
Net decrease in cash, cash equivalents, and restricted cash	$(8,808)	$(12,115)

Cash Used in Operating Activities

For the year ended December 31, 2023, net cash used in operating activities was $192.2 million, which consisted primarily of a net loss of $246.4 million and a net change of $6.7 million in net operating assets and liabilities, partially offset by a net change of $60.9 million in non-cash charges. The net change in our operating assets and liabilities was primarily due to a decrease in net liabilities of $8.6 million due to payments related to clinical trials, manufacturing, and lease liabilities, and the recognition of deferred revenue. The non-cash charges primarily consisted of stock-based compensation expense of $46.5 million, depreciation expense of $8.3 million, lease expense of $5.4 million, and net discount purchased and accretion on marketable securities of $0.3 million.

For the year ended December 31, 2022, net cash used in operating activities was $5.9 million, which consisted primarily of a net loss of $221.1 million, partially offset by a net change of $155.2 million in our net operating assets and liabilities and $60.1 million in non-cash charges. The net change in our operating assets and liabilities was primarily due to an increase in deferred revenue of $148.9 million from receiving a $150.0 million upfront payment from Sanofi and an increase in other net liabilities of $6.8 million from manufacturing and clinical activity. The non-cash charges primarily consisted of stock-based compensation expense of $44.7 million, depreciation expense of $6.1 million, net discount purchased and accretion on marketable securities of $4.7 million, and lease expense of $4.5 million.

Cash Provided by (Used in) Investing Activities

For the year ended December 31, 2023, net cash provided by investing activities was $68.4 million, which consisted of $445.8 million in maturities and sales of marketable securities, partially offset by $365.0 million in purchases of marketable securities and $12.4 million in purchases of property, plant, and equipment.

For the year ended December 31, 2022, net cash used in investing activities was $225.6 million, which consisted of $540.0 million in purchases of marketable securities, and $10.2 million in purchases of property, plant, and equipment, primarily for research and development activities, partially offset by $324.6 million in maturities of marketable securities.

Cash Provided by Financing Activities

For the year ended December 31, 2023, net cash provided by financing activities was $115.1 million, which consisted of $113.6 million in proceeds from the issuance of common stock in a public offering and concurrent private placement, net of payments of offering costs, $1.4 million in proceeds from purchases under the employee stock purchase plan, and $0.1 million due to proceeds from the exercise of stock options.

For the year ended December 31, 2022, net cash provided by financing activities was $219.4 million, which consisted of $218.0 million in proceeds from issuance of common stock net of payments of offering costs, $0.9 million in proceeds from purchases under the employee stock purchase plan, and $0.5 million in proceeds from the exercise of stock options.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations and other commitments as of December 31, 2023:

	Payments Due by Period
(in thousands)	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years	Total
Contractual obligations:
Operating lease obligations (1)	$8,194	$14,437	$14,937	$26,584	$64,152
(1)
Payments due for our lease of office, laboratory and manufacturing facilities. The payments represent gross operating lease obligations included in the consolidated balance sheets, in addition to $9.0 million of future lease commitments for a laboratory lease signed in July 2022, which will not commence until September 2024, and was not included in the right-of-use assets and lease liabilities balance as of December 31, 2023.

In addition, we enter into agreements in the normal course of business with CROs, CMOs and other vendors for research and development services for operating purposes, which are generally cancelable upon written notice. These payments are not included in this table of contractual obligations.

For product candidates that are currently in various research and development stages, we may be obligated to make up to $361.9 million of future development, regulatory, and commercial milestone and royalty payments associated with the optioned technologies in our license agreements. Payments under these agreements generally become due and payable upon achievement of certain milestones. The achievement of these milestones was not probable and payment was not required as of December 31, 2023, as such, contingencies have not been recorded in our consolidated financial statements. Amounts related to contingent milestone payments are not yet considered contractual obligations as they are contingent on the successful achievement of certain milestones. See Note 7 – License Agreements to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Recently Issued and Adopted Accounting Pronouncements

Please refer to Note 2 – Summary of Significant Accounting Policies to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional disclosures around recently issued and adopted accounting pronouncements.

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

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of IGM Biosciences, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of IGM Biosciences, Inc. (the "Company") as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive loss, stockholders' equity, and cash flows, for each of the three years in the period ended, December 31, 2023, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

March 7, 2024

We have served as the Company's auditor since 2019.

IGM Biosciences, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share data)

	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$112,520	$121,231
Restricted cash	592	689
Marketable securities	225,157	305,931
Prepaid expenses and other current assets	9,328	10,570
Total current assets	347,597	438,421
Property, plant and equipment, net	38,232	33,484
Operating lease right-of-use assets	35,773	39,591
Other non-current assets	1,809	2,003
Total assets	$423,411	$513,499

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,326	$2,512
Accrued liabilities	31,544	33,621
Lease liabilities	5,834	5,816
Deferred revenue	3,777	2,736
Total current liabilities	42,481	44,685
Lease liabilities, non-current	34,672	35,356
Deferred revenue, non-current	143,024	146,195
Total liabilities	220,177	226,236
Commitments and contingencies (Note 7)

Stockholders' equity:
Preferred stock, $0.01 par value; 200,000,000 shares authorized as of December 31, 2023 and 2022; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 1,000,000,000 shares authorized as of December 31, 2023 and 2022; 33,180,749 and 29,394,436 shares issued and outstanding as of December 31, 2023 and 2022, respectively	331	294
Non-voting common stock, $0.01 par value; 200,000,000 shares authorized as of December 31, 2023 and 2022; 25,500,383 and 13,687,883 shares issued and outstanding as of December 31, 2023 and 2022, respectively	255	137
Additional paid-in-capital	1,023,739	862,359
Accumulated other comprehensive income (loss)	151	(701)
Accumulated deficit	(821,242)	(574,826)
Total stockholders’ equity	203,234	287,263
Total liabilities and stockholders’ equity	$423,411	$513,499

The accompanying notes are an integral part of these consolidated financial statements.

IGM Biosciences, Inc.

Consolidated Statements of Operations

(in thousands, except share and per share data)

	Year Ended December 31,
	2023	2022	2021
Collaboration revenue	$2,130	$1,069	$—

Operating expenses:
Research and development	215,519	179,289	127,026
General and administrative	50,072	49,736	38,297
Total operating expenses	265,591	229,025	165,323
Loss from operations	(263,461)	(227,956)	(165,323)

Other income (expense)
Interest income	17,743	7,035	159
Other expense	(20)	(181)	—
Total other income (expense)	17,723	6,854	159
Loss before income tax expense	(245,738)	(221,102)	(165,164)
Income tax expense	(678)	—	—
Net loss	$(246,416)	$(221,102)	$(165,164)

Net loss per share, basic and diluted	$(4.71)	$(5.32)	$(4.93)
Weighted-average common shares outstanding, basic and diluted	52,311,958	41,543,954	33,479,782

The accompanying notes are an integral part of these consolidated financial statements.

IGM Biosciences, Inc.

Consolidated Statements of Comprehensive Loss

(in thousands)

	Year Ended December 31,
	2023	2022	2021
Net loss	$(246,416)	$(221,102)	$(165,164)
Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities	852	(635)	(92)
Comprehensive loss	$(245,564)	$(221,737)	$(165,256)

The accompanying notes are an integral part of these consolidated financial statements.

IGM Biosciences, Inc.

Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

	Common Stock		Non-Voting Common Stock		Additional Paid-In-	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance—December 31, 2020	25,542,931	$255	6,431,205	$64	$570,030	$26	$(188,560)	$381,815
Exercise of stock options, net of shares withheld for taxes and exercise costs	500,733	6	—	—	1,565	—	—	1,571
Vest of restricted stock units	4,531	—	—	—	—	—	—	—
Purchases under employee stock purchase plan	18,623	—	—	—	905	—	—	905
Unrealized loss on marketable securities	—	—	—	—	—	(92)	—	(92)
Stock-based compensation expense	—	—	—	—	25,873	—	—	25,873
Net loss	—	—	—	—	—	—	(165,164)	(165,164)
Balance—December 31, 2021	26,066,818	$261	6,431,205	$64	$598,373	$(66)	$(353,724)	$244,908
Issuance of common stock in connection with public offering, net of offering costs	1,304,347	28	8,695,653	73	217,886	—	—	217,987
Conversion of non-voting common stock into voting common stock	1,438,975	—	(1,438,975)	—	—	—	—	—
Exercise of stock options	233,459	2	—	—	498	—	—	500
Vest of restricted stock units	279,683	3	—	—	(3)	—	—	—
Purchases under employee stock purchase plan	71,154	—	—	—	895	—	—	895
Unrealized loss on marketable securities	—	—	—	—	—	(635)	—	(635)
Stock-based compensation expense	—	—	—	—	44,710	—	—	44,710
Net loss	—	—	—	—	—	—	(221,102)	(221,102)
Balance—December 31, 2022	29,394,436	$294	13,687,883	$137	$862,359	$(701)	$(574,826)	$287,263
Issuance of common stock in connection with public offering and private placement, net of offering costs	3,187,500	32	11,812,500	118	113,334	—	—	113,484
Exercise of stock options	77,762	—	—	—	120	—	—	120
Vest of restricted stock units	358,184	4	—	—	(4)	—	—	—
Purchases under employee stock purchase plan	162,867	1	—	—	1,383	—	—	1,384
Unrealized gain on marketable securities	—	—	—	—	—	852	—	852
Stock-based compensation expense	—	—	—	—	46,547	—	—	46,547
Net loss	—	—	—	—	—	—	(246,416)	(246,416)
Balance—December 31, 2023	33,180,749	$331	25,500,383	$255	$1,023,739	$151	$(821,242)	$203,234

The accompanying notes are an integral part of these consolidated financial statements.

IGM Biosciences, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2023	2022	2021
Cash flows from operating activities:
Net loss	$(246,416)	$(221,102)	$(165,164)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	8,277	6,075	4,484
Stock-based compensation expense	46,547	44,710	25,873
Purchase of net discount (premium) on marketable securities	9,481	7,368	(643)
Net (accretion of discounts) amortization of premiums on marketable securities	(9,140)	(2,713)	624
Non-cash lease expense	5,414	4,527	3,240
Other	299	112	157
Changes in assets and liabilities:
Prepaid expenses and other current assets	1,711	359	(3,298)
Other non-current assets	194	(967)	(488)
Accounts payable	(992)	(3,002)	652
Accrued liabilities	(3,214)	13,705	12,569
Lease liabilities, net	(2,262)	(3,856)	(2,988)
Deferred revenue	(2,130)	148,931	—
Net cash used in operating activities	(192,231)	(5,853)	(124,982)

Cash flows from investing activities:
Purchases of property, plant and equipment	(12,381)	(10,206)	(13,244)
Purchases of marketable securities	(365,039)	(540,022)	(128,705)
Proceeds from maturities and sales of marketable securities	445,775	324,584	157,410
Net cash provided by (used in) investing activities	68,355	(225,644)	15,461

Cash flows from financing activities:
Payment of employee taxes and exercise costs for shares withheld	—	—	(1,555)
Proceeds from exercise of stock options	120	500	3,126
Proceeds from purchases under the employee stock purchase plan	1,384	895	905
Proceeds from issuance of common stock in public offering and private placement, net of offering costs	113,564	—	—
Proceeds from issuance of common stock in public offerings, net of offering costs	—	217,987	—
Net cash provided by financing activities	115,068	219,382	2,476
Net decrease in cash, cash equivalents and restricted cash	(8,808)	(12,115)	(107,045)

Cash, cash equivalents, and restricted cash
Beginning of period	121,920	134,035	241,080
End of period	$113,112	$121,920	$134,035

Reconciliation of cash, cash equivalents, and restricted cash
Cash and cash equivalents	$112,520	$121,231	$133,334
Restricted cash	592	689	701
Cash, cash equivalents, and restricted cash	$113,112	$121,920	$134,035

Supplemental cash flow data:
Income taxes paid	$625	$—	$—

Supplemental disclosure of non-cash investing and financing activities:
Right-of-use assets recognized in exchange for lease obligations	$1,596	$16,269	$19,503
Unpaid amounts related to purchases of property, plant and equipment	$2,408	$1,465	$495

The accompanying notes are an integral part of these consolidated financial statements.

IGM Biosciences, Inc.

Notes to Consolidated Financial Statements

Note 1. Organization

Description of the Business

IGM Biosciences, Inc. (the Company) was incorporated in the state of Delaware in August 1993 under the name Palingen, Inc. and the name was subsequently changed to IGM Biosciences, Inc. in 2010. The Company’s headquarters are in Mountain View, California. IGM Biosciences, Inc. is a biotechnology company engaged in the development of IgM antibody therapeutics for the treatment of cancer and autoimmune and inflammatory diseases.

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

Liquidity

The Company has incurred net operating losses and negative cash flows from operations since its inception and had an accumulated deficit of $821.2 million as of December 31, 2023. As of December 31, 2023, the Company had cash, cash equivalents, and marketable securities of $337.7 million. Management believes that the existing financial resources are sufficient to continue operating activities at least one year past the issuance date of these consolidated financial statements. The Company has historically financed its operations primarily through the sale of common stock and pre-funded warrants in its public offerings and private placement, the sale of convertible preferred stock and issuance of unsecured promissory notes in private placements, and funding received from our collaboration partners. To date, none of the Company’s product candidates have been approved for sale, and the Company has not generated any product revenue since inception. Management expects operating losses to continue and increase for the foreseeable future, as the Company progresses its planned research and development activities for its product candidates. The Company’s prospects are subject to risks, expenses and uncertainties frequently encountered by companies in the biotechnology industry as discussed below. While the Company has been able to raise multiple rounds of financing, there can be no assurance that in the event the Company requires additional financing, such financing will be available on terms which are favorable or at all. Failure to raise sufficient capital when needed or generate sufficient cash flow from operations would impact the ability to pursue business strategies and could require the Company to delay, scale back or discontinue one or more product development programs, or other aspects of the Company's business objectives.

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

Segments

The Company operates and manages its business as one reportable and operating segment, which is the business of developing engineered IgM antibodies for the treatment of cancer and autoimmune and inflammatory diseases. The Company’s chief executive

IGM Biosciences, Inc.

Notes to Consolidated Financial Statements — Continued

officer, who is the chief operating decision maker, reviews financial information on an aggregate basis for allocating and evaluating financial performance. All long-lived assets are maintained in, and all losses are attributable to, the United States of America.

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

For available-for-sale debt securities in an unrealized loss position, the Company first assesses whether it intends to sell, or it is more likely than not that it will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value and recognized in other income (expense) in the statements of operations. If neither criteria is met, the Company evaluates whether the decline in fair value is related

IGM Biosciences, Inc.

Notes to Consolidated Financial Statements — Continued

to credit-related factors or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. Credit-related impairment losses, limited by the amount that the fair value is less than the amortized cost basis, are recorded through an allowance for credit losses in other income (expense).

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

For purposes of identifying and measuring credit-related impairments, the Company’s policy is to exclude applicable accrued interest from both the fair value and amortized cost basis of the related security. The Company has elected to write-off uncollectible accrued interest receivable balances in a timely manner, which is defined by the Company as when interest due becomes 90 days delinquent. The accrued interest write-off will be recorded by reversing interest income. Accrued interest receivable is recorded to prepaid expenses and other current assets on the consolidated balance sheets.

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

Upon retirement or sale of the assets, the cost and related accumulated depreciation and amortization are removed from the balance sheets and the resulting gain or loss are recorded to the statements of operations. Repairs and maintenance are charged to the consolidated statements of operations as incurred.

Leases

The Company determines if an arrangement is a lease at inception. In addition, the Company determines whether leases meet the classification criteria of a finance or operating lease at the lease commencement date considering: (1) whether the lease transfers ownership of the underlying asset to the lessee at the end of the lease term, (2) whether the lease grants the lessee an option to purchase the underlying asset that the lessee is reasonably certain to exercise, (3) whether the lease term is for a major part of the remaining economic life of the underlying asset, (4) whether the present value of the sum of the lease payments and residual value guaranteed by the lessee equals or exceeds substantially all of the fair value of the underlying asset, and (5) whether the underlying asset is of such a specialized nature that it is expected to have no alternative use to the lessor at the end of the lease term. As of December 31, 2023, the Company's lease population consisted of real estate leases and the Company did not have finance leases.

Operating leases are included in operating lease ROU assets and lease liabilities in the Company’s consolidated balance sheets. ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. In determining the present value of lease payments, the Company uses its incremental borrowing rate based on the information available at the lease commencement date if the rate implicit in the lease is not readily determinable. The Company determines the incremental borrowing rate based on an analysis of corporate bond yields with a credit rating similar to the Company.

IGM Biosciences, Inc.

Notes to Consolidated Financial Statements — Continued

The determination of the Company’s incremental borrowing rate requires management judgment including the development of a synthetic credit rating and cost of debt as the Company currently does not carry any debt. The Company believes that the estimates used in determining the incremental borrowing rate are reasonable based upon current facts and circumstances. Applying different judgments to the same facts and circumstances could result in the estimated amounts to vary. The operating lease ROU assets also include adjustments for prepayments and accrued lease payments and exclude lease incentives. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise such options. Operating lease cost is recognized on a straight-line basis over the expected lease term. Variable lease costs represent payments that are dependent on usage, a rate or index. Variable lease cost primarily relates to common area maintenance charges. Lease agreements that include lease and non-lease components are accounted for as a single lease component. Lease agreements with a noncancelable term of less than 12 months are not recorded on the Company’s consolidated balance sheets.

Impairment of Long-Lived Assets

The Company evaluates the carrying amount of its long-lived assets, such as property and equipment, whenever events or changes in circumstances indicate that the assets may not be recoverable. An impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition are less than the carrying amount of the asset. During the year ended December 31, 2023, there were impairments on long-lived assets of $0.3 million related to leasehold improvements. There was no impairment of long-lived assets during the years ended December 31, 2022 and 2021.

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

IGM Biosciences, Inc.

Notes to Consolidated Financial Statements — Continued

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

Amounts received prior to satisfying the revenue recognition criteria are recorded as deferred revenue in the Company’s consolidated balance sheets. If the related performance obligation is expected to be satisfied within the next twelve months this will be classified in current liabilities. Amounts recognized as revenue prior to receipt are recorded as contract assets in the Company’s consolidated balance sheets. If the Company expects to have an unconditional right to receive consideration in the next twelve months, this will be classified in current assets. A net contract asset or liability is presented for each contract with a customer.

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

As actual costs become known, the Company adjusts its accruals. Although the Company does not expect its estimates to be materially different from amounts actually incurred, such estimates for the status and timing of services performed relative to the actual status and timing of services performed may vary and could result in the Company reporting amounts that are too high or too low in any particular period. The Company’s accrual is dependent, in part, upon the receipt of timely and accurate reporting from CROs and other third-party vendors. Variations in the assumptions used to estimate accruals including, but not limited to, the number of patients enrolled, the rate of patient enrollment and the actual services performed, may vary from the Company’s estimates, resulting in adjustments to clinical trial expenses in future periods. Changes in these estimates that result in material changes to the Company’s

IGM Biosciences, Inc.

Notes to Consolidated Financial Statements — Continued

accruals could materially affect its financial condition and results of operations. Through December 31, 2023, there have been no material differences from the Company’s estimated accrued research and development expenses to actual expenses.

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

The Company accounts for income tax contingencies using a benefit recognition model. If it considers that a tax position is more likely than not to be sustained upon audit, based solely on the technical merits of the position, it recognizes the benefit. The Company measures the benefit by determining the amount that is greater than 50% likely of being realized upon settlement, presuming that the tax position is examined by the appropriate taxing authority that has full knowledge of all relevant information. The Company is subject to taxation in the United States federal jurisdiction, and various state jurisdictions. Due to the Company’s net operating loss carryforwards, the Company's income tax returns remain subject to examination by federal and state tax authorities for all tax years. The Company’s policy is to recognize interest expense and penalties related to income tax matters as a component of income tax expense. As of December 31, 2023, there were no significant accruals for interest related to unrecognized tax benefits or tax penalties.

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

IGM Biosciences, Inc.

Notes to Consolidated Financial Statements — Continued

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

Reclassification

Certain reclassifications have been made to prior period amounts to conform to current period presentation. These reclassifications did not have an impact on the Company’s results of operations or financial position as of December 31, 2023, 2022, and 2021.

Recently Issued Accounting Pronouncements

In October 2023, the FASB issued ASU 2023-06, Disclosure Improvements - Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative, which will impact various disclosure areas. The amendments in ASU 2023-06 will be effective on the date the related disclosures are removed from Regulation S-X or Regulation S-K by the SEC, and will no longer be effective if the SEC has not removed the applicable disclosure requirement by June 30, 2027. The Company is currently evaluating the impacts of this standard on its related disclosures.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280), which improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. This ASU is effective for fiscal years beginning after December 15, 2023 and is applicable to public entities, including those that have a single reportable segment. Early adoption is permitted. The Company is currently evaluating the impacts of this standard on its consolidated financial statements and related disclosures.

In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures, which amends the guidance in ASC 740, Income Taxes. The ASU is intended to improve the transparency of income tax disclosures by requiring (1) consistent categories and greater disaggregation of information in the rate reconciliation and (2) income taxes paid disaggregated by jurisdiction. It also includes certain other amendments to improve the effectiveness of income tax disclosures. The ASU's amendments are effective for public business entities for annual periods beginning after December 15, 2024. Entities are permitted to early adopt the standard for annual financial statements that have not yet been issued or made available for issuance. Adoption is permitted either prospectively or retrospectively. The Company will adopt this ASU on a prospective basis. The Company is currently evaluating the impact of this standard but does not expect any material impacts on its consolidated financial statements and related disclosures.

Recently Adopted Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires that financial assets measured at amortized cost be presented at the net amount expected to be collected. The measurement of expected credit losses is based on historical experience, current conditions, and reasonable and supportable forecasts that affect collectability. This ASU also eliminates the concept of “other-than-temporary” impairment when evaluating available-for-sale debt securities and instead focuses on determining whether any impairment is a result of a credit loss or other factors. An entity will recognize an allowance for credit losses on available-for-sale debt securities rather than an other-than-temporary impairment that reduces the cost basis of the investment. The Company adopted ASU 2016-13 on January 1, 2023, using the modified retrospective approach, and no cumulative effect adjustment to accumulated deficit was needed as of the adoption date. Additionally, no prior period amounts were adjusted. The adoption of ASU 2016-13 did not have a material impact on the Company’s consolidated financial statements and all current period amounts are reported under the Available-for-Sale Debt Securities Impairment Model (ASC 326-30).

IGM Biosciences, Inc.

Notes to Consolidated Financial Statements — Continued

Note 3. Fair Value Measurement

The Company measures and reports certain financial instruments as assets and liabilities at fair value on a recurring basis. The following tables set forth the fair value of the Company’s financial assets, which consist of cash equivalents and marketable securities measured and recognized at fair value (in thousands):

		December 31, 2023
	Fair Value Hierarchy Level	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash equivalents:
Money market funds	Level 1	$21,458	$—	$—	$21,458
U.S. treasury securities	Level 1	25,896	2	—	25,898
Commercial paper	Level 2	54,427	—	(27)	54,400
U.S. government agency securities	Level 2	4,951	1	—	4,952
Marketable securities:
U.S. treasury securities	Level 1	182,289	214	(14)	182,489
Corporate bonds	Level 2	13,986	—	(8)	13,978
Commercial paper	Level 2	20,216	—	(17)	20,199
U.S. government agency securities	Level 2	8,491	11	(11)	8,491
Total		$331,714	$228	$(77)	$331,865

		December 31, 2022
	Fair Value Hierarchy Level	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash equivalents:
Money market funds	Level 1	$26,718	$—	$—	$26,718
Commercial paper	Level 2	66,732	—	(16)	66,716
U.S. government agency securities	Level 2	20,477	7	—	20,484
Marketable securities:
U.S. treasury securities	Level 1	127,234	6	(318)	126,922
Corporate bonds	Level 2	12,531	2	(3)	12,530
Commercial paper	Level 2	142,726	—	(195)	142,531
U.S. government agency securities	Level 2	24,132	—	(184)	23,948
Total		$420,550	$15	$(716)	$419,849

The Company evaluates transfers between levels at the end of each reporting period. There were no transfers between Levels 1, 2 and 3 during the years ended December 31, 2023 and 2022. As of December 31, 2023 and 2022, there were no financial instruments classified as Level 3.

The following table summarizes the available-for-sale securities in an unrealized loss position for which an allowance for credit losses has not been recorded as of December 31, 2023 and 2022, aggregated by major security type and length of time in a continuous unrealized loss position:

	December 31, 2023
	Less than 12 months		Greater than 12 months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. treasury securities	$28,137	$(14)	$—	$—	$28,137	$(14)
Corporate bonds	13,978	(8)	—	—	13,978	(8)
Commercial paper	74,599	(44)	—	—	74,599	(44)
U.S. government agency securities	4,771	(11)	—	—	4,771	(11)
Total	$121,485	$(77)	$—	$—	$121,485	$(77)

IGM Biosciences, Inc.

Notes to Consolidated Financial Statements — Continued

	December 31, 2022
	Less than 12 months		Greater than 12 months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. treasury securities	$99,870	$(318)	$—	$—	$99,870	$(318)
Corporate bonds	2,848	(3)	—	—	2,848	(3)
Commercial paper	127,163	(211)	—	—	127,163	(211)
U.S. government agency securities	23,948	(184)	—	—	23,948	(184)
Total	$253,829	$(716)	$—	$—	$253,829	$(716)

As of December 31, 2023 and 2022, the Company held 35 and 69 debt securities, respectively, with an unrealized loss position. The Company evaluated its securities for credit losses and considered the decline in market value to be primarily attributable to current economic and market conditions and not to a credit loss or other factors. Additionally, the Company does not intend to sell the securities in an unrealized loss position and does not expect it will be required to sell the securities before recovery of the unamortized cost basis. As of December 31, 2023 and 2022, an allowance for credit losses has not been recognized. Given the Company's intent and ability to hold such securities until recovery, and the lack of significant change in credit risk of these investments, it does not consider these marketable securities impaired as of December 31, 2023 and 2022.

There were no realized gains or losses on marketable securities for years ended December 31, 2023 and 2022. Interest on marketable securities is included in interest income. As of December 31, 2023 and 2022, the Company had accrued interest receivable of $0.8 million and $0.5 million, respectively, which was included in prepaid expenses and other current assets on the consolidated balance sheets.

The following table summarizes the contractual maturities of the Company’s cash equivalents and marketable securities as of December 31, 2023 and 2022 at estimated fair value (in thousands):

	December 31,
	2023	2022
Due in less than one year	$312,554	$419,849
Due in more than one year	19,311	—
Total	$331,865	$419,849

Note 4. Property, Plant and Equipment, Net

Property, plant and equipment, net consists of the following (in thousands):

	December 31,
	2023	2022
Manufacturing and laboratory equipment	$32,712	$25,631
Office equipment	2,409	631
Leasehold improvements	17,912	14,433
Construction in progress	5,798	5,114
Total property, plant and equipment, gross	58,831	45,809
Less: Accumulated depreciation	(20,599)	(12,325)
Total property, plant and equipment, net	$38,232	$33,484

Depreciation expense was approximately $8.3 million, $6.1 million and $4.5 million for the years ended December 31, 2023, 2022 and 2021, respectively.

IGM Biosciences, Inc.

Notes to Consolidated Financial Statements — Continued

Note 5. Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	December 31,
	2023	2022
Accrued research and development materials and services	$14,625	$20,747
Accrued professional services	3,147	1,759
Accrued compensation	13,527	10,920
Other	245	195
Total accrued liabilities	$31,544	$33,621

Note 6. Leases

Operating Leases

The Company leases its headquarters with its main offices and laboratory and manufacturing facilities in Mountain View, California. Additionally, the Company has a lease for office and laboratory space in Doylestown, Pennsylvania. These leases require monthly lease payments that may be subject to annual increases throughout the lease term. Certain of these leases also include renewal options at the election of the Company. These optional periods have not been considered in the determination of the right-of-use assets or lease liabilities associated with these leases as the Company did not consider it reasonably certain it would exercise the options. The Company performed evaluations of its contracts and determined it has only operating leases. Variable lease expense for these leases primarily consists of common area maintenance and other operating costs.

During the year ended December 31, 2022, the Company entered into three new lease agreements for office and laboratory space in Mountain View, California. As of December 31, 2023 and 2022, two of the three new leases had commenced and were included in the right-of-use assets and lease liabilities balances at the respective year ends. The remaining lease with rent payments totaling $9.0 million is expected to commence in September 2024 after the expiration of the existing sublease and therefore has not been included in the right-of-use assets and lease liabilities balances as of December 31, 2023 and 2022.

The following table summarizes the lease costs and cash paid for the Company’s leases (in thousands):

	Year Ended December 31,
	2023	2022	2021
Cash paid for operating lease liabilities	$8,100	$5,548	$3,819
Operating lease cost	8,250	6,217	4,137
Variable lease cost	1,084	592	307

The following table summarizes the weighted-average remaining lease term and discount rates for the Company’s leases:

	December 31,
	2023	2022
Lease term (in years)	8.1	8.8
Discount rate	6.5%	6.3%

IGM Biosciences, Inc.

Notes to Consolidated Financial Statements — Continued

The maturities of the Company's lease liabilities as of December 31, 2023 were as follows (in thousands):

Operating
Lease
Years Ending December 31,	Commitments
2024	$7,892
2025	6,104
2026	6,208
2027	6,377
2028	6,306
Thereafter	22,303
Total	55,190
Less: imputed interest	(12,333)
Less: tenant allowances	(2,351)
Total lease liabilities(1)	$40,506

(1)
The $9.0 million of future lease commitments for the laboratory lease that will not commence until September 2024 was not included in the lease liabilities balance as of December 31, 2023.

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

During the years ended December 31, 2023, 2022, and 2021 the Company recorded $1.9 million, $3.3 million and $5.3 million, respectively, as research and development expense in our consolidated statements of operations related to license agreements.

As of December 31, 2023, the Company’s license agreements for technologies optioned by the Company, including the Medivir agreement described below, included potential future payments for development, regulatory, and sales milestones totaling approximately $361.9 million plus royalties on net sales that range from single digits to mid-teens. No milestones were achieved or deemed probable as of December 31, 2023.

Medivir Agreement

In January 2021, the Company entered into an exclusive license agreement with Medivir AB (Medivir) through which the Company received global, exclusive development and commercialization rights for birinapant, a clinical-stage Second Mitochondrial-derived Activator of Caspases (SMAC) mimetic. Under the terms of the agreement, the Company made an upfront payment of $1.0 million upon signing the agreement, and made an additional $1.5 million payment in November 2021 due to the Company's initiation of a Phase 1 clinical trial of aplitabart in combination with birinapant. Under the terms of the agreement, should birinapant be successfully developed and approved, the Company would be obligated to make additional milestone payments up to a total of approximately $348.5 million, plus tiered royalties from the mid-single digits up to mid-teens on net sales. No milestones were achieved or deemed probable as of December 31, 2023.

IGM Biosciences, Inc.

Notes to Consolidated Financial Statements — Continued

Note 8. Stockholders' Equity

Common Stock and Non-Voting Common Stock

As of December 31, 2023 and 2022, the Company’s certificate of incorporation authorized the Company to issue 1,200,000,000 shares of common stock (including 200,000,000 shares of non-voting common stock) and 200,000,000 shares of preferred stock, at a par value of $0.01 per share. Each share of common stock (excluding non-voting common stock) is entitled to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the Company’s Board of Directors, subject to prior rights of the preferred stockholders. As of December 31, 2023 and 2022, no dividends have been declared.

The Company had reserved common stock, on an as-converted basis, for future issuance as follows:

	December 31,
	2023	2022
Stock options, issued and outstanding	6,766,340	5,802,317
Restricted stock units	658,792	401,180
Stock options and restricted stock units, future issuance	3,536,312	1,310,601
Employee stock purchase plan, available for future grants	1,376,988	1,109,032
Pre-funded warrants	1,334,332	1,334,332
Total	13,672,764	9,957,462

Stock Offerings

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

IGM Biosciences, Inc.

Notes to Consolidated Financial Statements — Continued

The outstanding pre-funded warrants to purchase shares of common stock are exercisable at any time after their original issuance. However, the Company may not affect the exercise of any pre-funded warrants, and a holder will not be entitled to exercise any portion of any pre-funded warrants that, upon giving effect to such exercise, would cause: (i) the aggregate number of shares of the Company’s common stock beneficially owned by such holder (together with its affiliates) to exceed 9.99% of the number of shares of the Company’s common stock outstanding immediately after giving effect to the exercise; or (ii) the combined voting power of the Company’s securities beneficially owned by such holder (together with its affiliates) to exceed 9.99% of the combined voting power of all of the Company’s securities outstanding immediately after giving effect to the exercise, as such percentage ownership is determined in accordance with the terms of the pre-funded warrants. However, any holder of a pre-funded warrant may increase or decrease such percentage to any other percentage not in excess of 19.99% upon at least 61 days’ prior notice from the holder to the Company. As of December 31, 2023, no shares underlying the pre-funded warrants had been exercised. All of the outstanding pre-funded warrants are included in the weighted-average number of shares of common stock used to calculate basic net loss per share attributable to common stockholders (see Note 14 – Net Loss Per Share Attributable to Common Stockholders).

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

IGM Biosciences, Inc.

Notes to Consolidated Financial Statements — Continued

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

To determine the transaction price, the Company evaluated all the payments to be received during the duration of the contract. In May 2022, the Company received a $150.0 million upfront payment as part of the Sanofi Agreement. Additionally, in April 2022, Sanofi purchased non-voting common stock in connection with the Company’s public common stock offering (see Note 8 – Stockholders’ Equity). The Company concluded that at inception and as of December 31, 2023, the transaction price was $150.0 million and was comprised solely of the fixed non-refundable upfront payment. No consideration received from Sanofi as part of the April 2022 offering was deemed necessary to include in the transaction price as Sanofi purchased the shares at the same offering price as the other participating investors.

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

For the year ended December 31, 2023 and 2022, the Company recognized collaboration revenue related to the Sanofi Agreement of $2.1 million and $1.1 million. As of December 31, 2023 and 2022, $146.8 million and $148.9 million was recorded as deferred revenue related to the Sanofi Agreement, respectively, of which $3.8 million and $2.7 million was current, on the consolidated balance sheets. The deferred revenue is expected to be recognized over the research and development period of the programs through the completion of Phase 1 clinical trials.

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

IGM Biosciences, Inc.

Notes to Consolidated Financial Statements — Continued

The following tables present changes in the Company’s customer contract liabilities for the periods presented (in thousands):

Year Ended December 31, 2023	December 31, 2022	Additions	Deductions	December 31, 2023
Contract liabilities:
Deferred revenue	$148,931	$—	$(2,130)	$146,801

Year Ended December 31, 2022	December 31, 2021	Additions	Deductions	December 31, 2022
Contract liabilities:
Deferred revenue	$—	$150,000	$(1,069)	$148,931

The Company had no customer contract assets during the years ended December 31, 2023 and 2022.

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

Awards granted under the 2018 Plan expire no later than 10 years from the date of the grant. Awards outstanding as of December 31, 2023 vest over four years.

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

As of December 31, 2023, 3,536,312 shares of common stock remained available for issuance under the 2018 Plan. Effective January 1, 2024, the number of shares of common stock available under the 2018 Plan increased by 2,347,245 shares to 5,883,557 shares pursuant to the evergreen provision of the 2018 Plan.

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

As of December 31, 2023, 1,376,988 shares of common stock remained available for issuance under the ESPP. Effective January 1, 2024, the number of shares of common stock available under the ESPP increased by 560,000 shares to 1,936,988 shares pursuant to the evergreen provision of the ESPP.

Stock Options

The following table summarizes stock option activity:

	Shares Issuable Under Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding as of December 31, 2022	5,802,317	$31.59	7.9	$17,428
Granted	1,835,018	$13.83
Exercised	(77,762)	$1.56
Forfeited	(793,233)	$25.73
Outstanding as of December 31, 2023	6,766,340	$27.81	7.0	$6,823
Options exercisable as of December 31, 2023	4,055,579	$30.14	5.9	$6,697

Stock-Based Compensation Expense

Stock-based compensation expense recorded related to the 2010 Plan, 2018 Plan, and ESPP was recorded in the statements of operations and allocated as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Research and development	$27,499	$25,620	$12,264
General and administrative	19,048	19,090	13,609
Total stock-based compensation expense	$46,547	$44,710	$25,873

As of December 31, 2023, the Company had a total of $45.7 million of unrecognized stock-based compensation expense for options outstanding, which is expected to be recognized over a weighted-average period of 2.4 years.

The aggregate intrinsic value of options exercised for the years ended December 31, 2023, 2022, and 2021 was $0.9 million, $4.6 million, and $32.3 million, respectively. Intrinsic values of options exercised are calculated as the difference between the exercise price of the underlying options and the fair value of the common stock on the date of exercise. Intrinsic values of options outstanding are calculated as the difference between the exercise price of the underlying options and the fair value of the common stock as of the reporting date.

IGM Biosciences, Inc.

Notes to Consolidated Financial Statements — Continued

For the years ended December 31, 2023, 2022, and 2021, the weighted-average grant date fair value of options granted was $10.62, $13.31, and $56.44, respectively.

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

The fair value of employee stock options granted under the 2018 Plan and the shares available for purchase under the ESPP were determined using the Black-Scholes option-pricing model. The following summarizes the weighted-average assumptions used in calculating the fair value of the awards:

	Year Ended December 31,
	2023	2022	2021
2018 Plan
Expected term (in years)	6.0	6.0	6.0
Expected volatility	92.3%	87.1%	87.5%
Risk-free interest rate	3.5%	2.3%	0.9%
Expected dividend yield	—	—	—
ESPP
Expected term (in years)	0.5	0.5	0.5
Expected volatility	46.7%	54.4%	60.0%
Risk-free interest rate	5.4%	3.5%	0.1%
Expected dividend yield	—	—	—

IGM Biosciences, Inc.

Notes to Consolidated Financial Statements — Continued

Restricted Stock Units (RSUs)

The following table summarizes restricted stock unit activity:

	Shares	Weighted- Average Grant Date Fair Value
Unvested restricted stock units as of December 31, 2022	401,180	$33.85
Granted	761,517	$12.36
Vested	(358,184)	$32.32
Forfeited	(145,721)	$16.07
Unvested restricted stock units as of December 31, 2023	658,792	$13.77

As of December 31, 2023, the Company had a total of $7.1 million of unrecognized stock-based compensation expense for restricted stock unit awards, which is expected to be recognized over a weighted-average period of 3.0 years.

Note 11. Defined Contribution Plan

The Company sponsors a 401(k) retirement plan for its employees. This plan provides for tax-deferred salary deductions for all employees. Employee contributions are voluntary. Employees may contribute up to 100% of their annual compensation to this plan, as limited by an annual maximum amount as determined by the IRS. During the year ended December 31, 2023, the Company provided $1.8 million in matching contributions to the 401(k) plan. There were no matching contributions in the years ended December 31, 2022 and 2021.

Note 12. Restructuring Charges

On December 5, 2023, the Company committed to a strategic refocusing (Strategic Refocusing) and suspended clinical development activities for certain product candidates in several indications and reduced its workforce by approximately 22%, with headcount reductions substantially complete by December 31, 2023. The Company is undertaking the effort to focus its resources on the development of IgM Death Receptor 5 agonist antibodies for the treatment of colorectal cancer and IgM T cell engager antibodies for the treatment of autoimmune diseases, while further extending its cash runway. The Company will also continue to focus on the development of oncology and immunology product candidates under its collaboration with Sanofi.

In connection with the Strategic Refocusing, the Company recognized restructuring charges of $1.8 million during the year ended December 31, 2023. These restructuring charges were primarily related to severance and one-time termination payments of $3.7 million, partially offset by a $1.9 million reversal of previously recognized non-cash incentive and stock-based compensation expense. As of December 31, 2023, accrued severance of $2.4 million remained unpaid and is expected to be paid within one year. The Company recorded these restructuring charges to the respective research and development and general and administrative operating expense categories on its consolidated statements of operations and comprehensive loss.

The following table summarizes the changes in the Company's accrued restructuring balance (in thousands):

	Beginning Balance December 31, 2022	Charges	Payments	Ending Balance December 31, 2023
Severance liability	$—	$3,732	$(1,335)	$2,397

IGM Biosciences, Inc.

Notes to Consolidated Financial Statements — Continued

A summary of the charges related to the restructuring activities as of December 31, 2023 is as follows (in thousands):

	Severance and Related Compensation	Incentive and Stock-Based Compensation	Total Restructuring Costs
Research and development	$3,260	$(1,531)	$1,729
General and administrative	472	(375)	97
Total	$3,732	$(1,906)	$1,826

Note 13. Income Taxes

Income Taxes

The Company’s income tax provision was $0.7 million for the year ended December 31, 2023, representing an effective tax rate of (0.3)%. There was no tax provision for the years ended December 31, 2022 and 2021. The increase in the income tax provision for the year ended December 31, 2023, as compared to the same period in 2022 was primarily due to recognizing deferred income in 2023 from the $150.0 million Sanofi upfront payment received in 2022 (See Note 9 – Sanofi Agreement).

The following is a reconciliation of the statutory federal income tax rate to the Company’s effective tax rate:

	Year Ended December 31,
	2023	2022	2021
Federal tax at statutory rate	21.0%	21.0%	21.0%
State tax, net of federal benefit	5.8	5.3	7.3
Research and development credits	4.9	4.4	2.7
Stock-based compensation	(1.5)	(1.1)	2.6
Other	(0.2)	—	—
Change in valuation allowance	(30.3)	(29.6)	(33.6)
Effective income tax rate	(0.3)%	—%	—%

Deferred tax assets and liabilities consist of the following (in thousands):

	December 31,
	2023	2022
Deferred tax assets:
Net operating loss carryforwards	$73,437	$80,507
Accrued liabilities and reserves	5,993	6,691
Stock-based compensation	19,111	12,312
Intangible assets	7,102	8,132
Lease liabilities	11,692	12,682
Research and development credits	44,201	30,208
Capitalized research and development expenses	77,914	49,985
Deferred revenue	40,061	—
Total deferred tax assets	279,511	200,517
Deferred tax liabilities:
Property and equipment	(2,290)	(532)
Right-of-use assets	(9,759)	(10,791)
Total deferred tax liabilities	(12,049)	(11,323)
Valuation allowance	(267,462)	(189,194)
Net deferred tax assets	$—	$—

The provisions of ASC Topic 740, Accounting for Income Taxes (Topic 740), require an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable. For the years ended December 31, 2023 and 2022, based on all available objective evidence, including the existence of cumulative losses, the Company

IGM Biosciences, Inc.

Notes to Consolidated Financial Statements — Continued

determined that it was not more likely than not that the net deferred tax assets were fully realizable. Accordingly, the Company established a full valuation allowance against its deferred tax assets. The Company intends to maintain a full valuation allowance on net deferred tax assets until sufficient positive evidence exists to support reversal of the valuation allowance. During the years ended December 31, 2023 and 2022, the valuation allowance increased by $78.3 million, and $68.8 million, respectively.

At December 31, 2023, the Company had net operating loss carryforwards available to reduce future taxable income, if any, for federal and state income tax purposes of approximately $207.6 million and $423.8 million, respectively. The federal net operating loss carryforwards can be carried forward indefinitely, subject to an annual limitation of 80% of taxable income. The state net operating loss carryforwards are subject to expire in various years, with the first expiration beginning in 2036.

At December 31, 2023, the Company also had federal and California research and development tax credit carryforwards of $37.7 million and $20.1 million, respectively, available to offset future income tax, if any. The federal credit carryforwards begin expiring in 2038, and the California credits can be carried forward indefinitely.

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

The following table summarizes the activity related to the Company’s gross unrecognized tax benefits (in thousands):

	December 31,
	2023	2022	2021
Beginning balance	$6,916	$4,075	$2,429
Increases for tax positions related to prior years	1	—	7
Decreases for tax positions related to prior years	—	(47)	(94)
Additions for tax positions related to current year	3,652	2,888	1,733
Ending balance	$10,569	$6,916	$4,075

The unrecognized tax benefits, if recognized, would not affect the effective income tax rate due to the valuation allowance that currently offsets deferred tax assets. No interest or penalties were accrued as of December 31, 2023. The Company does not expect the unrecognized tax benefits to change significantly over the next twelve months.

The Company files U.S. federal and various state income tax returns. For U.S. federal and state income tax purposes, the statute of limitations currently remains open for the years ending December 31, 2020 to present and December 31, 2019 to present, respectively. In addition, all of the net operating losses and research and development credit carryforwards that may be utilized in future years remain subject to examination. The Company is not currently under examination by income tax authorities in any jurisdiction.

IGM Biosciences, Inc.

Notes to Consolidated Financial Statements — Continued

Note 14. Net Loss Per Share Attributable to Common Stockholders

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

The following equity instruments were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive for the periods presented:

	December 31,
	2023	2022
Stock options	6,766,340	5,802,317
Estimated shares issuable under the employee stock purchase plan	127,658	54,102
Unvested restricted stock units	658,792	401,180
Total	7,552,790	6,257,599

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

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework established in “Internal Control-Integrated Framework (2013)", issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2023.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm on our internal control over financial reporting due to an exemption established by the JOBS Act for “emerging growth companies.”

Changes in Internal Control over Financial Reporting

There was no change in our internal controls over financial reporting during the quarter ended December 31, 2023, identified in connection with the evaluation required by Rules 13a‑15(d) and 15d‑15(d) of the Exchange Act that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information.

During our last fiscal quarter, no director or officer, as defined in Rule 16a-1(f), adopted or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement," each as defined in Regulation S-K Item 408.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information responsive to this item is incorporated herein by reference to our definitive proxy statement with respect to our 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 11. Executive Compensation.

Information responsive to this item is incorporated herein by reference to our definitive proxy statement with respect to our 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information responsive to this item is incorporated herein by reference to our definitive proxy statement with respect to our 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Information responsive to this item is incorporated herein by reference to our definitive proxy statement with respect to our 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 14. Principal Accounting Fees and Services.

Information responsive to this item is incorporated herein by reference to our definitive proxy statement with respect to our 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

PART IV

Item 15. Exhibit and Financial Statement Schedules.

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

Item 16. Form 10-K Summary.

None.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of the Registrant.	10-Q	001-39045	3.1	August 9, 2021

3.2	Amended and Restated Bylaws of the Registrant.	8-K	001-39045	3.1	March 21, 2023

4.1	Specimen common stock certificate of the Registrant.	S-1/A	333-233365	4.1	September 3, 2019

4.2	Amended and Restated Investor Rights Agreement, by and among the Registrant and certain of its stockholders, dated as of June 28, 2019.	S-1	333-233365	4.2	August 19, 2019

4.3	Description of Securities	10-K	001-39045	4.3	March 29, 2022

4.4	Form of Pre-Funded Warrant	8-K	001-39045	4.1	December 9, 2020

4.5	Form of Registration Rights Agreement, by and between the Registrant and certain securityholders.	8-K	001-39045	10.1	December 7, 2020

10.1+	Amended and Restated 2010 Stock Plan and forms of agreements thereunder.	S-1	333-233365	10.1	August 19, 2019

10.2+	2018 Omnibus Incentive Plan and forms of agreements thereunder.	S-1/A	333-233365	10.2	September 3, 2019

10.3+	Amended and Restated 2018 Omnibus Incentive Plan, amended June 23, 2023, and forms of agreements thereunder.	8-K	001-39045	10.1	June 27, 2023

10.4+	Amended and Restated 2019 Employee Stock Purchase Plan, amended October 30, 2023, and forms of agreements thereunder.

10.5+	Form of Indemnification Agreement, by and between the Registrant and each of its directors and executive officers.	S-1/A	333-233365	10.5	September 3, 2019

10.6+	Confirmatory Employment Letter, by and between Fred Schwarzer and the Registrant, effective as of August 19, 2019.	S-1	333-233365	10.6	August 19, 2019

10.7+	Confirmatory Employment Letter, by and between Bruce Keyt and the Registrant, effective as of August 19, 2019.	S-1	333-233365	10.9	August 19, 2019

10.8+	Confirmatory Employment Letter, by and between Misbah Tahir and the Registrant, effective as of August 19, 2019.	S-1	333-233365	10.10	August 19, 2019

10.9+	Employment Agreement, by and between Lisa Decker and the Registrant, dated as of February 25, 2021.	10-Q	001-39045	10.1	May 6, 2021

10.10+	Employment Agreement by and between Chris Takimoto and the Registrant, dated as of July 29, 2021	10-Q	001-39045	10.2	August 9, 2021

10.11+	Amended and Restated Change in Control and Severance Policy.	10-Q	001-39045	10.3	August 3, 2023

10.12+	Outside Director Compensation Policy (as amended and restated on February 26, 2024).

10.13+	Executive Incentive Compensation Plan.	S-1	333-233365	10.13	August 19, 2019

10.14	Lease by and between Real Property Investments, LLC and the Registrant, dated February 27, 2019.	S-1	333-233365	10.14	August 19, 2019

10.15	Nominating Agreement, by and among 667, L.P., Baker Brothers Life Sciences, L.P. and the Registrant, dated as of June 28, 2019.	S-1	333-233365	10.15	August 19, 2019

10.16	Nominating Agreement, by and between Haldor Topsøe Holding A/S and the Registrant, dated as of June 28, 2019.	S-1	333-233365	10.16	August 19, 2019

10.17	Nominating Agreement, by and among Redmile Biopharma Investments II, L.P., RAF, L.P., Redmile Strategic Master Fund, LP and the Registrant, dated as of June 28, 2019.	S-1	333-233365	10.17	August 19, 2019

10.18	First Amendment to Lease between IGM Biosciences, Inc. and Real Property Investments, LLC effective July 1, 2021.	10-Q	001-39045	10.1	August 9, 2021

10.19*	Collaboration and License Agreement by and between the Registrant and Genzyme Corporation, dated March 28, 2022	8-K	001-39045	10.1	March 29, 2022

10.20	Common Stock Purchase Agreement, dated as of June 22, 2023, between the Registrant and RedCo II Master Fund, L.P.	8-K	001-39045	10.1	June 23, 2023

21.1	Subsidiaries of the Registrant

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney (reference is made to the signature page hereto).

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1	Compensation Recovery Policy.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

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

IGM Biosciences, Inc.

Date: March 7, 2024	By:	/s/ Fred Schwarzer
Fred Schwarzer
Chief Executive Officer and President (Principal Executive Officer)

Date: March 7, 2024	By:	/s/ Misbah Tahir
Misbah Tahir
Chief Financial Officer (Principal Financial Officer)

Date: March 7, 2024	By:	/s/ Steven Weber
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

Name	Title	Date

/s/ Fred Schwarzer	Chief Executive Officer, President and Director (Principal Executive Officer)	March 7, 2024
Fred Schwarzer

/s/ Misbah Tahir	Chief Financial Officer (Principal Financial Officer)	March 7, 2024
Misbah Tahir

/s/ Steven Weber	Senior Vice President, Corporate Controller (Principal Accounting Officer)	March 7, 2024
Steven Weber

/s/ Felix Baker, Ph.D.	Director	March 7, 2024
Felix Baker, Ph.D.

/s/ M. Kathleen Behrens, Ph.D.	Director	March 7, 2024
M. Kathleen Behrens, Ph.D.

/s/ Julie Hambleton, M.D.	Director	March 7, 2024
Julie Hambleton, M.D.

/s/ Michael Lee	Director	March 7, 2024
Michael Lee

/s/ William Strohl, Ph.D.	Director	March 7, 2024
William Strohl, Ph.D.

/s/ Elizabeth H.Z. Thompson, Ph.D.	Director	March 7, 2024
Elizabeth H.Z. Thompson, Ph.D.

/s/ Christina Teng Topsøe	Director	March 7, 2024
Christina Teng Topsøe

/s/ Jakob Haldor Topsøe	Director	March 7, 2024
Jakob Haldor Topsøe