Form 10-Q
period 2024-03-31
IGM Biosciences, Inc.
filed 2024-05-08
CIK 1496323

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of May 1, 2024, the registrant had 33,636,592 shares of common stock, $0.01 par value per share, and 25,386,983 shares of non-voting common stock, $0.01 par value per share, outstanding.

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

In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will” or “would,” or the negative of these terms or other similar expressions. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about: the therapeutic applications for our IgM antibodies; the advantages of the properties of our IgM bispecific antibodies; the timing of the initiation, progress and potential results of our preclinical studies, clinical trials and our discovery programs; our ability to utilize our IgM antibody platform to generate and advance additional product candidates; our ability to advance product candidates into, and successfully complete, clinical trials; the timing or likelihood of regulatory filings and approvals; our estimates of the number of patients who suffer from the diseases we are targeting and the number of patients that may enroll in our clinical trials; the commercializing of our product candidates, if approved; whether, and for how long, we will rely on third parties to manufacture our product candidates for preclinical and clinical testing and to package, label, store and distribute our investigational product candidates; our ability and the potential to successfully manufacture and supply our product candidates for clinical trials and for commercial use, if approved; potential business disruptions affecting drug discovery, our preclinical studies or the initiation, patient enrollment, development and operation of our clinical trials; the sufficiency of our backup to our master cell banks; expectations regarding our collaboration agreement with Genzyme Corporation, a wholly owned subsidiary of Sanofi (Sanofi), including all financial aspects of the collaboration, the potential benefits and results of the collaboration, as well as plans and objectives with respect to the collaboration; future strategic arrangements and/or collaborations and the potential benefits of such arrangements; our expectations regarding the impact of macroeconomic conditions, such as inflation, supply chain disruptions and economic volatility, on our business; our expectations regarding the impact of health epidemics, such as the COVID-19 pandemic, and other catastrophic events on our business; our anticipated use of our existing resources; our estimates regarding expenses, future revenue, capital requirements and needs for additional financing and our ability to obtain additional capital; the sufficiency of our existing cash, cash equivalents, and marketable securities to fund our future operating expenses and capital expenditure requirements; our expectations regarding the impact of recently issued accounting standards; our ability to retain the continued service of our key personnel and to identify, hire and retain additional qualified professionals; the implementation of our business model, strategic plans for our business and product candidates, including our expectations regarding our strategic refocusing announced in December 2023; the scope of protection we are able to establish and maintain for intellectual property rights, including our IgM platform, product candidates and discovery programs; our ability to contract with third-party suppliers and manufacturers and their ability to perform adequately; the pricing, coverage and reimbursement of our product candidates, if approved; developments relating to our competitors and our industry, including competing product candidates and therapies; and the ability of our clinical trials to demonstrate the safety and efficacy of our product candidates, and other positive results.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

IGM Biosciences, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except share and per share data)

	March 31,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$79,173	$112,520
Restricted cash	325	592
Marketable securities	214,595	225,157
Prepaid expenses and other current assets	8,660	9,328
Total current assets	302,753	347,597
Property, plant and equipment, net	37,300	38,232
Operating lease right-of-use assets	34,474	35,773
Other non-current assets	1,605	1,809
Total assets	$376,132	$423,411

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,995	$1,326
Accrued liabilities	23,652	31,544
Lease liabilities	6,628	5,834
Deferred revenue	3,655	3,777
Total current liabilities	37,930	42,481
Lease liabilities, non-current	34,300	34,672
Deferred revenue, non-current	142,649	143,024
Total liabilities	214,879	220,177
Commitments and contingencies (Note 5)

Stockholders' equity:
Preferred stock, $0.01 par value; 200,000,000 shares authorized as of March 31, 2024 and December 31, 2023; no shares issued and outstanding as of March 31, 2024 and December 31, 2023	—	—
Common stock, $0.01 par value; 1,000,000,000 shares authorized as of March 31, 2024 and December 31, 2023; 33,563,902 and 33,180,749 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	335	331
Non-voting common stock, $0.01 par value; 200,000,000 shares authorized as of March 31, 2024 and December 31, 2023; 25,386,983 and 25,500,383 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	254	255
Additional paid-in-capital	1,031,850	1,023,739
Accumulated other comprehensive (loss) income	(128)	151
Accumulated deficit	(871,058)	(821,242)
Total stockholders’ equity	161,253	203,234
Total liabilities and stockholders’ equity	$376,132	$423,411

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IGM Biosciences, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(in thousands, except share and per share data)

	Three Months Ended
	March 31,
	2024	2023
Collaboration revenue	$497	$522

Operating expenses:
Research and development	43,815	50,894
General and administrative	10,538	13,002
Total operating expenses	54,353	63,896
Loss from operations	(53,856)	(63,374)

Other income (expense):
Interest income	4,040	4,172
Other expense	—	(20)
Total other income (expense)	4,040	4,152
Loss before income tax expense	(49,816)	(59,222)
Income tax expense	—	(87)
Net loss	$(49,816)	$(59,309)

Net loss per share, basic and diluted	$(0.83)	$(1.33)
Weighted-average common shares outstanding, basic and diluted	60,114,409	44,466,764

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IGM Biosciences, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2024	2023
Net loss	$(49,816)	$(59,309)
Other comprehensive income (loss):
Unrealized (loss) gain on marketable securities	(279)	354
Comprehensive loss	$(50,095)	$(58,955)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IGM Biosciences, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(in thousands, except share amounts)

			Non-Voting		Additional	Accumulated Other		Total
	Common Stock		Common Stock		Paid-In-	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance—December 31, 2023	33,180,749	$331	25,500,383	$255	$1,023,739	$151	$(821,242)	$203,234
Conversion of non-voting common stock into voting common stock	113,400	1	(113,400)	(1)	—	—	—	—
Exercise of stock options, net of shares withheld for taxes and exercise costs	113,314	1	—	—	191	—	—	192
Issuance of common stock for vested restricted stock units	156,439	2	—	—	(2)	—	—	—
Unrealized loss on marketable securities	—	—	—	—	—	(279)	—	(279)
Stock-based compensation expense	—	—	—	—	7,922	—	—	7,922
Net loss	—	—	—	—	—	—	(49,816)	(49,816)
Balance—March 31, 2024	33,563,902	$335	25,386,983	$254	$1,031,850	$(128)	$(871,058)	$161,253

Balance—December 31, 2022	29,394,436	$294	13,687,883	$137	$862,359	$(701)	$(574,826)	$287,263
Exercise of stock options	40,774	—	—	—	75	—	—	75
Issuance of common stock for vested restricted stock units	64,863	1	—	—	(1)	—	—	—
Unrealized gain on marketable securities	—	—	—	—	—	354	—	354
Stock-based compensation expense	—	—	—	—	11,047	—	—	11,047
Net loss	—	—	—	—	—	—	(59,309)	(59,309)
Balance—March 31, 2023	29,500,073	$295	13,687,883	$137	$873,480	$(347)	$(634,135)	$239,430

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IGM Biosciences, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(49,816)	$(59,309)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,176	1,664
Stock-based compensation expense	7,922	11,047
Purchase of net discount on marketable securities	1,132	1,705
Net accretion of discounts on marketable securities	(2,263)	(2,487)
Non-cash lease expense	1,416	1,323
Changes in assets and liabilities:
Prepaid expenses and other current assets	987	(58)
Other non-current assets	204	(154)
Accounts payable	2,648	1,604
Accrued liabilities	(6,631)	(5,102)
Lease liabilities, net	305	(708)
Deferred revenue	(497)	(522)
Net cash used in operating activities	(42,417)	(50,997)

Cash flows from investing activities:
Purchases of property, plant and equipment	(2,484)	(3,937)
Purchases of marketable securities	(54,789)	(89,274)
Proceeds from maturities and sales of marketable securities	65,924	163,035
Net cash provided by investing activities	8,651	69,824

Cash flows from financing activities:
Payment of employee taxes and exercise costs for shares withheld	1	—
Proceeds from exercise of stock options	191	75
Payment of deferred offering costs	(40)	—
Net cash provided by financing activities	152	75
Net (decrease) increase in cash, cash equivalents, and restricted cash	(33,614)	18,902

Cash, cash equivalents, and restricted cash
Beginning of period	113,112	121,920
End of period	$79,498	$140,822

Reconciliation of cash, cash equivalents, and restricted cash
Cash and cash equivalents	$79,173	$140,164
Restricted cash	325	658
Cash, cash equivalents, and restricted cash	$79,498	$140,822

Supplemental disclosure of non-cash investing and financing activities:
Right-of-use assets recognized in exchange for lease obligations	$117	$830
Unpaid amounts related to purchase of property, plant and equipment	$1,100	$2,439

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP), as defined by the Financial Accounting Standards Board (FASB), and applicable rules and regulations of the Securities and Exchange Commission (SEC) regarding interim financial reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP have been condensed or omitted, and accordingly the balance sheet as of December 31, 2023 has been derived from the audited financial statements at that date but does not include all of the information required by GAAP for complete financial statements. These unaudited interim condensed consolidated financial statements have been prepared on the same basis as the Company’s annual financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments which are necessary for a fair statement of the Company’s financial information. The interim results of operations for the three months ended March 31, 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2024 or for any other interim period or for any other future year.

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

The accompanying interim unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and the related notes thereto for the year ended December 31, 2023, included in the Company’s Annual Report on Form 10-K filed with the SEC on March 7, 2024.

Liquidity

The Company has incurred net operating losses and negative cash flows from operations since its inception and had an accumulated deficit of $871.1 million as of March 31, 2024. As of March 31, 2024, the Company had cash, cash equivalents, and marketable securities of $293.8 million. Management believes that the existing financial resources are sufficient to continue operating activities at least one year past the issuance date of these condensed consolidated financial statements. The Company has historically financed its operations primarily through the sale of common stock and pre-funded warrants in its public offerings and private placement, the sale of convertible preferred stock and issuance of unsecured promissory notes in private placements, and funding received from our collaboration partners. To date, none of the Company’s product candidates have been approved for sale, and the Company has not generated any product revenue since inception. Management expects operating losses to continue and increase for the foreseeable future, as the Company progresses its planned research and development activities for its product candidates. The Company’s prospects are subject to risks, expenses and uncertainties frequently encountered by companies in the biotechnology industry as discussed below. While the Company has been able to raise multiple rounds of financing, there can be no assurance that in the event the Company requires additional financing, such financing will be available on terms which are favorable or at all. Failure to raise sufficient capital when needed or generate sufficient cash flow from operations would impact the ability to pursue business strategies and could require the Company to delay, scale back or discontinue one or more product development programs, or other aspects of the Company's business objectives.

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

For available-for-sale debt securities in an unrealized loss position, the Company first assesses whether it intends to sell, or it is more likely than not that it will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value and recognized in other income (expense) in the condensed consolidated statements of operations. If neither criteria is met, the Company evaluates whether the decline in fair value is related to credit-related factors or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. Credit-related impairment losses, limited by the amount that the fair value is less than the amortized cost basis, are recorded through an allowance for credit losses in other income (expense).

Any unrealized losses from declines in fair value below the amortized cost basis as a result of non-credit factors are recognized in accumulated other comprehensive income (loss), net of tax as a separate component of stockholders’ equity, along with unrealized gains. Realized gains and losses and declines in fair value, if any, on available-for-sale securities are included in other income (expense) in the condensed consolidated statements of operations.

For purposes of identifying and measuring credit-related impairments, the Company’s policy is to exclude applicable accrued interest from both the fair value and amortized cost basis of the related security. The Company has elected to write-off uncollectible accrued interest receivable balances in a timely manner, which is defined by the Company as when interest due becomes 90 days delinquent. The accrued interest write-off will be recorded by reversing interest income. Accrued interest receivable is recorded to prepaid expenses and other current assets on the condensed consolidated balance sheets.

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

Upon retirement or sale of the assets, the cost and related accumulated depreciation and amortization are removed from the condensed consolidated balance sheets and the resulting gain or loss are recorded to the condensed consolidated statements of operations. Repairs and maintenance are charged to the condensed consolidated statements of operations as incurred.

Leases

The Company determines if an arrangement is a lease at inception. In addition, the Company determines whether leases meet the classification criteria of a finance or operating lease at the lease commencement date considering: (1) whether the lease transfers ownership of the underlying asset to the lessee at the end of the lease term, (2) whether the lease grants the lessee an option to purchase the underlying asset that the lessee is reasonably certain to exercise, (3) whether the lease term is for a major part of the remaining economic life of the underlying asset, (4) whether the present value of the sum of the lease payments and residual value guaranteed by the lessee equals or exceeds substantially all of the fair value of the underlying asset, and (5) whether the underlying asset is of such a specialized nature that it is expected to have no alternative use to the lessor at the end of the lease term. As of March 31, 2024, the Company's lease population consisted of real estate leases and the Company did not have finance leases.

Operating leases are included in operating lease ROU assets and lease liabilities in the Company’s condensed consolidated balance sheets. ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. In determining the present value of lease payments, the Company uses its incremental borrowing rate based on the information available at the lease commencement date if the rate implicit in the lease is not readily determinable. The Company determines the incremental borrowing rate based on an analysis of corporate bond yields with a credit rating similar to the Company.

The determination of the Company’s incremental borrowing rate requires management judgment including the development of a synthetic credit rating and cost of debt as the Company currently does not carry any debt. The Company believes that the estimates used in determining the incremental borrowing rate are reasonable based upon current facts and circumstances. Applying different judgments to the same facts and circumstances could result in the estimated amounts to vary. The operating lease ROU assets also include adjustments for prepayments and accrued lease payments and exclude lease incentives. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise such options. Operating lease cost is recognized on a straight-line basis over the expected lease term. Variable lease costs represent payments that are dependent on usage, a rate or index. Variable lease cost primarily relates to common area maintenance charges. Lease agreements that include lease and non-lease components are accounted for as a single lease component. Lease agreements with a noncancelable term of less than 12 months are not recorded on the Company’s condensed consolidated balance sheets.

Impairment of Long-Lived Assets

The Company evaluates the carrying amount of its long-lived assets, such as property and equipment, whenever events or changes in circumstances indicate that the assets may not be recoverable. An impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition are less than the carrying amount of the asset. During the three months ended March 31, 2024 and 2023, there were no impairments identified on long-lived assets.

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

Amounts received prior to satisfying the revenue recognition criteria are recorded as deferred revenue in the Company’s condensed consolidated balance sheets. If the related performance obligation is expected to be satisfied within the next twelve months this will be classified in current liabilities. Amounts recognized as revenue prior to receipt are recorded as contract assets in the Company’s condensed consolidated balance sheets. If the Company expects to have an unconditional right to receive consideration in the next twelve months, this will be classified in current assets. A net contract asset or liability is presented for each contract with a customer.

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

As actual costs become known, the Company adjusts its accruals. Although the Company does not expect its estimates to be materially different from amounts actually incurred, such estimates for the status and timing of services performed relative to the actual status and timing of services performed may vary and could result in the Company reporting amounts that are too high or too low in any particular period. The Company’s accrual is dependent, in part, upon the receipt of timely and accurate reporting from CROs and other third-party vendors. Variations in the assumptions used to estimate accruals including, but not limited to, the number of patients enrolled, the rate of patient enrollment and the actual services performed, may vary from the Company’s estimates, resulting in adjustments to clinical trial expenses in future periods. Changes in these estimates that result in material changes to the Company’s accruals could materially affect its financial condition and results of operations. Through March 31, 2024, there have been no material differences from the Company’s estimated accrued research and development expenses to actual expenses.

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

The Company accounts for income tax contingencies using a benefit recognition model. If it considers that a tax position is more likely than not to be sustained upon audit, based solely on the technical merits of the position, it recognizes the benefit. The Company measures the benefit by determining the amount that is greater than 50% likely of being realized upon settlement, presuming that the tax position is examined by the appropriate taxing authority that has full knowledge of all relevant information. The Company is subject to taxation in the United States federal jurisdiction, and various state jurisdictions. The net operating loss and research and development credit carryforwards that are available for utilization in future years may be subject to examination by federal and state tax authorities. The Company’s policy is to recognize interest expense and penalties related to income tax matters as a component of income tax expense. As of March 31, 2024, there were no significant accruals for interest related to unrecognized tax benefits or tax penalties.

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

Recently Issued Accounting Pronouncements

In October 2023, the FASB issued Accounting Standards Update (ASU) 2023-06, Disclosure Improvements - Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative, which will impact various disclosure areas. The amendments in ASU 2023-06 will be effective on the date the related disclosures are removed from Regulation S-X or Regulation S-K by the SEC, and will no longer be effective if the SEC has not removed the applicable disclosure requirement by June 30, 2027. The Company is currently evaluating the impacts of this standard on its related disclosures.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280), which improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. This ASU is effective for fiscal years beginning after December 15, 2023 and is applicable to public entities, including those that have a single reportable segment. Early adoption is permitted. The Company is currently evaluating the impacts of this standard on its condensed consolidated financial statements and related disclosures.

In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures, which amends the guidance in ASC 740, Income Taxes. The ASU is intended to improve the transparency of income tax disclosures by requiring (1) consistent categories and greater disaggregation of information in the rate reconciliation and (2) income taxes paid disaggregated by jurisdiction. It also includes certain other amendments to improve the effectiveness of income tax disclosures. The ASU's amendments are effective for public business entities for annual periods beginning after December 15, 2024. Entities are permitted to early adopt the standard for annual financial statements that have not yet been issued or made available for issuance. Adoption is permitted either prospectively or retrospectively. The Company will adopt this ASU on a prospective basis. The Company is currently evaluating the impact of this standard but does not expect any material impacts on its condensed consolidated financial statements and related disclosures.

Note 3. Fair Value Measurement

The Company measures and reports certain financial instruments as assets and liabilities at fair value on a recurring basis. The following tables set forth the fair value of the Company’s financial assets, which consist of cash equivalents and marketable securities measured and recognized at fair value (in thousands):

		March 31, 2024
	Fair Value Hierarchy Level	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash equivalents:
Money market funds	Level 1	$31,300	$—	$—	$31,300
U.S. treasury securities	Level 1	6,999	—	—	6,999
Commercial paper	Level 2	35,867	—	(19)	35,848
Marketable securities:
U.S. treasury securities	Level 1	163,230	22	(92)	163,160
Corporate bonds	Level 2	8,937	3	(3)	8,937
Commercial paper	Level 2	24,308	—	(16)	24,292
U.S. government agency securities	Level 2	18,229	—	(23)	18,206
Total		$288,870	$25	$(153)	$288,742

		December 31, 2023
	Fair Value Hierarchy Level	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash equivalents:
Money market funds	Level 1	$21,458	$—	$—	$21,458
U.S. treasury securities	Level 1	25,896	2		25,898
Commercial paper	Level 2	54,427	—	(27)	54,400
U.S. government agency securities	Level 2	4,951	1	—	4,952
Marketable securities:
U.S. treasury securities	Level 1	182,289	214	(14)	182,489
Corporate bonds	Level 2	13,986	—	(8)	13,978
Commercial paper	Level 2	20,216	—	(17)	20,199
U.S. government agency securities	Level 2	8,491	11	(11)	8,491
Total		$331,714	$228	$(77)	$331,865

The Company evaluates transfers between levels at the end of each reporting period. There were no transfers between Levels 1, 2 and 3 during the three months ended March 31, 2024 and 2023. As of March 31, 2024 and December 31, 2023, there were no financial instruments classified as Level 3.

The following table summarizes the available-for-sale securities in an unrealized loss position for which an allowance for credit losses has not been recorded as of March 31, 2024 and December 31, 2023, aggregated by major security type and length of time in a continuous unrealized loss position:

	March 31, 2024
	Less than 12 months		Greater than 12 months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. treasury securities	$126,743	$(92)	$—	$—	$126,743	$(92)
Corporate bonds	5,979	(3)	—	—	5,979	(3)
Commercial paper	60,140	(35)	—	—	60,140	(35)
U.S. government agency securities	18,206	(23)	—	—	18,206	(23)
Total	$211,068	$(153)	$—	$—	$211,068	$(153)

	December 31, 2023
	Less than 12 months		Greater than 12 months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. treasury securities	$28,137	$(14)	$—	$—	$28,137	$(14)
Corporate bonds	13,978	(8)	—	—	13,978	(8)
Commercial paper	74,599	(44)	—	—	74,599	(44)
U.S. government agency securities	4,771	(11)	—	—	4,771	(11)
Total	$121,485	$(77)	$—	$—	$121,485	$(77)

As of March 31, 2024 and December 31, 2023, the Company held 52 and 35 debt securities, respectively, with an unrealized loss position. The Company evaluated its securities for credit losses and considered the decline in market value to be primarily attributable to current economic and market conditions and not to a credit loss or other factors. Additionally, the Company does not intend to sell the securities in an unrealized loss position and does not expect it will be required to sell the securities before recovery of the unamortized cost basis. As of March 31, 2024 and December 31, 2023, an allowance for credit losses has not been recognized. Given the Company's intent and ability to hold such securities until recovery, and the lack of significant change in credit risk of these investments, it does not consider these marketable securities impaired as of March 31, 2024 and December 31, 2023.

There were no realized gains or losses on marketable securities for the three months ended March 31, 2024 and 2023. Interest on marketable securities is included in interest income. As of March 31, 2024 and December 31, 2023, the Company had accrued interest receivable of $0.9 million and $0.8 million, respectively, which was included in prepaid expenses and other current assets on the condensed consolidated balance sheets.

The following table summarizes the contractual maturities of the Company’s cash equivalents and marketable securities as of March 31, 2024 and December 31, 2023 at estimated fair value (in thousands):

	March 31,	December 31,
	2024	2023
Due in less than one year	$273,175	$312,554
Due in more than one year	15,567	19,311
Total	$288,742	$331,865

Note 4. Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2024	2023
Accrued research and development materials and services	$15,601	$14,625
Accrued professional services	1,981	3,147
Accrued compensation	5,428	13,527
Other	642	245
Total accrued liabilities	$23,652	$31,544

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

During the three months ended March 31, 2024 and 2023, the Company recorded $0.6 million and $0.3 million, respectively, as research and development expense in our condensed consolidated statements of operations related to license agreements.

As of March 31, 2024, the Company’s license agreements for technologies optioned by the Company, including the Medivir agreement described below, included potential future payments for development, regulatory, and sales milestones totaling approximately $361.9 million plus royalties on net sales that range from single digits to mid-teens. No milestones were achieved or deemed probable as of March 31, 2024.

Medivir Agreement

In January 2021, the Company entered into an exclusive license agreement with Medivir AB (Medivir) through which the Company received global, exclusive development and commercialization rights for birinapant, a clinical-stage Second Mitochondrial-derived Activator of Caspases (SMAC) mimetic. Under the terms of the agreement, the Company made an upfront payment of $1.0 million upon signing the agreement, and made an additional $1.5 million payment in November 2021 due to the Company's initiation of a Phase 1 clinical trial of aplitabart in combination with birinapant. Under the terms of the agreement, should birinapant be successfully developed and approved, the Company would be obligated to make additional milestone payments up to a total of approximately $348.5 million, plus tiered royalties from the mid-single digits up to mid-teens on net sales. No milestones were achieved or deemed probable as of March 31, 2024.

Note 6. Stockholders' Equity

Common Stock and Non-Voting Common Stock

As of March 31, 2024 and December 31, 2023, the Company’s certificate of incorporation authorized the Company to issue 1,200,000,00 shares of common stock (including 200,000,000 shares of non-voting common stock) and 200,000,000 shares of preferred stock, at a par value of $0.01 per share. Each share of common stock (excluding non-voting common stock) is entitled to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the Company’s Board of Directors, subject to prior rights of the preferred stockholders. As of March 31, 2024 and December 31, 2023, no dividends have been declared.

The Company had reserved common stock, on an as-converted basis, for future issuance as follows:

	March 31,	December 31,
	2024	2023
Stock options, issued and outstanding	7,760,615	6,766,340
Restricted stock units	1,858,992	658,792
Stock options and restricted stock units, future issuance	3,420,313	3,536,312
Employee stock purchase plan, available for future grants	1,936,988	1,376,988
Pre-funded warrants	1,334,332	1,334,332
Total	16,311,240	13,672,764

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

The outstanding pre-funded warrants to purchase shares of common stock are exercisable at any time after their original issuance. However, the Company may not affect the exercise of any pre-funded warrants, and a holder will not be entitled to exercise any portion of any pre-funded warrants that, upon giving effect to such exercise, would cause: (i) the aggregate number of shares of the Company’s common stock beneficially owned by such holder (together with its affiliates) to exceed 9.99% of the number of shares of the Company’s common stock outstanding immediately after giving effect to the exercise; or (ii) the combined voting power of the Company’s securities beneficially owned by such holder (together with its affiliates) to exceed 9.99% of the combined voting power of all of the Company’s securities outstanding immediately after giving effect to the exercise, as such percentage ownership is determined in accordance with the terms of the pre-funded warrants. However, any holder of a pre-funded warrant may increase or decrease such percentage to any other percentage not in excess of 19.99% upon at least 61 days’ prior notice from the holder to the Company. As of March 31, 2024, no shares underlying the pre-funded warrants had been exercised. All of the outstanding pre-funded warrants are included in the weighted-average number of shares of common stock used to calculate basic net loss per share attributable to common stockholders (see Note 10 – Net Loss Per Share Attributable to Common Stockholders).

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

On April 17, 2024, the Company received notice from Sanofi that they elected to exercise their right to terminate the oncology collaboration targets with no further obligations to conduct collaboration activities for such terminated targets or any substitution rights for such terminated collaboration targets, pursuant to the terms of the agreement, and as a result, the collaboration will now focus exclusively on the immunology collaboration targets. The termination of the oncology targets will not affect any rights and obligations under the Sanofi Agreement with respect to the immunology targets (see Note 11 – Subsequent Events).

For each oncology target collaboration program, the Company had agreed to lead research and development activities, and assume related costs, through receipt of the first marketing approval for a licensed product directed to that oncology target by the Food and Drug Administration (FDA) or European Medicines Agency (EMA) in exchange for up to $940 million in development and regulatory milestones per oncology target. After receipt of the first marketing approval for a licensed product directed to an oncology target, Sanofi would lead all subsequent development and commercialization activities for that oncology target. For each licensed product directed to an oncology target, the companies would share profits 50:50 in certain major markets, subject to certain exceptions, and the Company would be eligible to receive tiered low double-digit to mid-teen royalties on net sales of licensed products in the rest of world, subject to certain reductions and offsets. However, the Company had the right to opt-out of any future research and development responsibilities for each oncology target collaboration program at any time after completion of a Phase 1 clinical trial for an oncology target collaboration program. As a result of exercising this opt-out right, the Company would no longer share profits 50:50 but would instead be eligible for certain sales milestones and tiered royalties on net sales.

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

To determine the transaction price, the Company evaluated all the payments to be received during the duration of the contract. In May 2022, the Company received a $150.0 million upfront payment as part of the Sanofi Agreement. Additionally, in April 2022, Sanofi purchased non-voting common stock in connection with the Company’s public common stock offering. The Company concluded that at inception and as of March 31, 2024, the transaction price was $150.0 million and was comprised solely of the fixed non-refundable upfront payment. No consideration received from Sanofi as part of the April 2022 offering was deemed necessary to include in the transaction price as Sanofi purchased the shares at the same offering price as the other participating investors.

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

For the three months ended March 31, 2024 and 2023, the Company recognized collaboration revenue related to the Sanofi Agreement of $0.5 million in each quarter. As of March 31, 2024 and December 31, 2023, $146.3 million and $146.8 million was recorded as deferred revenue related to the Sanofi Agreement, respectively, of which $3.7 million and $3.8 million, respectively, was current, on the condensed consolidated balance sheets. The deferred revenue is expected to be recognized over the research and development period of the programs through the completion of Phase 1 clinical trials, subject to the impact from terminating the oncology targets announced in April 2024 (see Note 11 – Subsequent Events).

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

The following tables present changes in the Company’s customer contract liabilities for the periods presented (in thousands):

Three Months Ended March 31, 2024	December 31, 2023	Additions	Deductions	March 31, 2024
Contract liabilities:
Deferred revenue	$146,801	$—	$(497)	$146,304

Three Months Ended March 31, 2023	December 31, 2022	Additions	Deductions	March 31, 2023
Contract liabilities:
Deferred revenue	$148,931	$—	$(522)	$148,409

The Company had no customer contract assets during the three months ended March 31, 2024 and 2023.

Note 8. Stock-Based Compensation

The 2018 Omnibus Incentive Plan (the 2018 Plan) provides for an increase in the number of shares reserved for issuance on the first day of each fiscal year equal to the least of (i) 8,768,800 shares, (ii) 4% of the Company’s common stock and non-voting common stock outstanding at December 31 of the immediately preceding year, or (iii) such number of shares as determined by the Company’s

Board of Directors. As a result of this provision, on January 1, 2024 and 2023, an additional 2,347,245 and 1,723,292 shares, respectively, became available for issuance under the 2018 Plan. As of March 31, 2024, the 2018 Plan had 3,420,313 shares of common stock available for future issuance.

Total stock-based compensation expense related to the Company’s equity incentive plan and employee stock purchase plan was recorded in the statements of operations as follows (in thousands):

	Three Months Ended
	March 31,
	2024	2023
Research and development	$4,362	$6,439
General and administrative	3,560	4,608
Total stock-based compensation expense	$7,922	$11,047

The following table summarizes the Company's stock awards granted for each of the periods indicated:

	Three Months Ended March 31,
	2024		2023
	Grants	Weighted Average Grant Date Fair Value	Grants	Weighted Average Grant Date Fair Value
Stock options	1,522,493	$7.82	251,100	$16.84
Restricted stock units	1,365,343	$9.92	19,214	$20.06

Note 9. Restructuring Charges

On December 5, 2023, the Company committed to a strategic refocusing (Strategic Refocusing) and suspended clinical development activities for certain product candidates in several indications and reduced its workforce by approximately 22%, with headcount reductions substantially complete by December 31, 2023.

In connection with the Strategic Refocusing, the Company recognized restructuring charges of $0.2 million and $1.8 million during the three months ended March 31, 2024 and December 31, 2023, respectively. The restructuring charges incurred during the three months ended March 31, 2024 were primarily related to contract termination costs of $0.2 million and were recorded to the research and development expense category on the condensed consolidated statement of operations. The restructuring charges incurred during the three months ended December 31, 2023 were primarily related to severance and one-time termination payments of $3.7 million, partially offset by a $1.9 million reversal of previously recognized non-cash stock-based compensation expense. As of March 31, 2024, all severance and one-time termination payments had been paid.

The following table summarizes the changes in the Company's accrued restructuring balance (in thousands):

	Beginning Balance December 31, 2023	Charges	Payments	Ending Balance March 31, 2024
Accrued severance	$2,397	$—	$(2,397)	$—
Accrued contract termination costs	—	107	—	107
Total accrued restructuring liability	$2,397	$107	$(2,397)	$107

Note 10. Net Loss Per Share Attributable to Common Stockholders

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

The following equity instruments were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive for the periods presented:

	March 31,
	2024	2023
Stock options	7,760,615	5,972,087
Estimated shares issuable under the employee stock purchase plan	121,885	58,251
Unvested restricted stock units	1,858,992	350,814
Total	9,741,492	6,381,152

Note 11. Subsequent Events

On April 17, 2024, the Company announced that the Sanofi Agreement to create and develop IgM agonist antibodies will now focus exclusively on immunology targets. Additionally, on April 17, 2024, the Company received notice from Sanofi that they elected to exercise their right to terminate the oncology collaboration targets with no further obligations to conduct collaboration activities for such terminated targets or any substitution for such terminated collaboration targets, pursuant to the terms of the agreement. The termination will take effect 60 days after the notice of termination, which would be on June 16, 2024, or at an earlier date to the extent agreed to by the Company and Sanofi. The Company will retain global rights to its proprietary technology related to the oncology targets nominated by Sanofi under the collaboration.

The termination is expected to result in the deferred revenue associated with the three oncology targets of $62.2 million as of March 31, 2024, being recognized as revenue in the quarter ending June 30, 2024.

As previously announced, under the terms of the collaboration agreement, for each of the three Sanofi designated immunology targets, the Company will continue to lead research and development activities and assume related costs through the completion of a Phase 1 clinical trial for up to two candidates directed to each immunology target, after which Sanofi will be responsible for all subsequent development activities, commercialization efforts, and related costs. The Company will be eligible to receive up to $1.065 billion in aggregate development, regulatory and commercial milestones per target as well as tiered high single-digit to low-teen royalties on global net sales.

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

Overview

We are a clinical-stage biotechnology company pioneering the development of IgM antibodies for the treatment of cancer and autoimmune and inflammatory diseases. IgM antibodies have inherent properties that we believe may enable them to bind more strongly to targets on the surface of cells than comparable IgG antibodies. We have created a proprietary IgM antibody technology platform that we believe is particularly well suited for developing receptor cross-linking agonists and bispecific T cell engaging antibodies. Our product candidates currently in or planned to enter clinical testing include:

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

We have incurred significant net losses to date. Our ability to generate product revenue sufficient to achieve profitability will depend on the successful development and eventual commercialization of one or more of our current or future product candidates. Our net losses were $49.8 million and $59.3 million for the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024, we had an accumulated deficit of $871.1 million. These losses have resulted primarily from costs incurred in connection with research and development activities and general and administrative costs associated with our operations. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future, and our net losses may fluctuate significantly from period to period, depending on the timing of and expenditures on our planned research and development activities.

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

We plan to continue to use third-party service providers, including contract research organizations (CROs) and contract manufacturing organizations (CMOs), to carry out our preclinical and clinical development and manufacture and supply some of our preclinical and clinical materials to be used during the development of our product candidates.

Since inception, we have funded our operations primarily from the sale of voting and non-voting common stock and pre-funded warrants in our public offerings and a private placement, the sale of convertible preferred stock and the issuance of unsecured promissory notes in private placements, and payments from our collaboration partners.

Recent Developments

On April 17, 2024, we announced that our exclusive global collaboration and license agreement with Genzyme Corporation (the Sanofi Agreement) to create and develop IgM agonist antibodies will now focus exclusively on immunology targets. Additionally, on April 17, 2024, we received notice from Sanofi that they elected to exercise their right to terminate the oncology collaboration targets with no substitution rights for such terminated collaboration targets, pursuant to the terms of the agreement. The termination will take effect 60 days after the notice of termination, which would be on June 16, 2024, or at an earlier date to the extent agreed to by us and Sanofi. We will retain global rights to our proprietary technology related to the oncology targets nominated by Sanofi under the collaboration.

The termination is expected to result in the deferred revenue associated with the three oncology targets of $62.2 million as of March 31, 2024, being recognized as revenue in the quarter ending June 30, 2024.

As previously announced, under the terms of the collaboration agreement, for each of the three Sanofi designated immunology targets, we will continue to lead research and development activities and assume related costs through the completion of a Phase 1 clinical trial for up to two candidates directed to each immunology target, after which Sanofi will be responsible for all subsequent development activities, commercialization efforts, and related costs. We will be eligible to receive up to $1.065 billion in aggregate development, regulatory and commercial milestones per target as well as tiered high single-digit to low-teen royalties on global net sales.

Components of Results of Operations

Revenue

We have recognized collaboration revenue pursuant to the Sanofi Agreement and expect to continue to recognize revenue in the future to the extent we satisfy our performance obligations under the Sanofi Agreement, including the generation, development, manufacturing and commercialization of IgM antibodies. We may also be entitled to receive payments pursuant to the Sanofi Agreement upon achievement of specified development, regulatory and commercial milestones, which will cause us to recognize additional revenue. As the recognition of future collaboration revenue will be based on costs incurred to date relative to total estimated costs at completion and the uncertainty of when the events underlying various milestones or target terminations are resolved, we expect our collaboration revenue will fluctuate from period to period.

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

General and Administrative

Our general and administrative expenses consist primarily of personnel-related expenses for personnel in our executive, finance, corporate and other administrative functions, intellectual property, facilities and other allocated expenses, other expenses for outside professional services, including legal, human resources, audit and accounting services, and insurance costs. Personnel-related expenses consist of salaries, benefits, recruiting costs, and stock-based compensation. We expect our general and administrative expenses to increase as we increase our headcount to support our continued and expanding research activities and development of product candidates in the areas of cancer and autoimmune and inflammatory diseases, and as a result of operating as a public company, including compliance with the rules and regulations of the Securities and Exchange Commission (SEC) and those of any national securities exchange on which our securities are traded, legal, auditing, additional insurance expenses, investor relations activities and other administrative and professional services. We also expect our intellectual property expenses to increase as we expand our intellectual property portfolio.

Interest Income

Interest income includes interest income earned on our cash, cash equivalents, marketable securities, and restricted cash and non-cash interest income related to accretion (amortization) of the discount (premium) on marketable securities.

Results of Operations

Comparison of Three Months Ended March 31, 2024 and 2023

The following table summarizes our results of operations for the three months ended March 31, 2024 and 2023, together with the changes in those items in dollars:

	Three Months Ended
	March 31,
(in thousands)	2024	2023	Change
Collaboration revenue	$497	$522	$(25)

Operating expenses:
Research and development	43,815	50,894	(7,079)
General and administrative	10,538	13,002	(2,464)
Total operating expenses	54,353	63,896	(9,543)
Loss from operations	(53,856)	(63,374)	9,518

Other income (expense)
Interest income	4,040	4,172	(132)
Other expense	—	(20)	20
Total other income (expense)	4,040	4,152	(112)
Loss before income tax expense	(49,816)	(59,222)	9,406
Income tax expense	—	(87)	87
Net loss	$(49,816)	$(59,309)	$9,493

Collaboration Revenue

Collaboration revenue was $0.5 million for each of the three months ended March 31, 2024 and 2023, respectively. Total revenue generated was in connection with the Sanofi Agreement and attributable to research activities to generate and develop oncology and immunology antibodies. Please refer to Note 7 – Sanofi Agreement to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional revenue recognition disclosures.

Research and Development Expenses

The following table summarizes our research and development expenses incurred during the periods indicated:

	Three Months Ended
	March 31,
(in thousands)	2024	2023	Change
Direct expenses
Clinical stage programs (1)	$14,369	$15,305	$(936)
Preclinical stage programs	6,708	9,628	(2,920)
Indirect expenses
Personnel-related	16,498	20,611	(4,113)
Depreciation and facilities	6,240	5,350	890
Total research and development expenses	$43,815	$50,894	$(7,079)
(1)
The three months ended March 31, 2024 and 2023 include direct expenses related to our active and completed clinical programs and related preclinical costs prior to trial initiation.

Research and development expenses were $43.8 million and $50.9 million for the three months ended March 31, 2024 and 2023, respectively. The decrease of $7.1 million was primarily driven by lower personnel, preclinical stage and clinical stage program expenses, partially offset by higher depreciation and facilities expenses.

▪
Clinical stage direct program expenses decreased by $0.9 million, primarily driven by the wind down of deprioritized clinical programs, including imvotamab in oncology, IGM-7354, and IGM-2644, partially offset by the advancement of Phase 1 clinical trials for imvotamab in autoimmune diseases.
▪
Preclinical stage program expenses decreased by $2.9 million, primarily driven by a decrease in research related activities and professional services as a result of the Strategic Refocusing.

▪
Personnel-related expenses decreased by $4.1 million due to the Strategic Refocusing.
▪
Depreciation and facilities expenses increased by $0.9 million, primarily due to additional equipment and infrastructure.

General and Administrative Expenses

General and administrative expenses were $10.5 million and $13.0 million for the three months ended March 31, 2024 and 2023, respectively. The decrease of $2.5 million was primarily driven by lower personnel costs due to the Strategic Refocusing.

Interest Income

Interest income was $4.0 million and $4.2 million for the three months ended March 31, 2024 and 2023, respectively. The decrease of approximately $0.2 million was primarily due to lower invested capital during the three months ended March 31, 2024.

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

Since our inception and through March 31, 2024, we have funded our operations primarily through the sale of common stock and pre-funded warrants in our public offerings and private placement, the sale of convertible preferred stock and the issuance of unsecured promissory notes in private placements, and payments from our collaboration partners. We maintain a shelf registration statement with the SEC for the potential offering, issuance and sale by us of our common stock, non-voting common stock, debt securities, preferred stock, and certain other securities from time to time in one or more offerings.

As of March 31, 2024, we had cash, cash equivalents, and marketable securities of $293.8 million and an accumulated deficit of $871.1 million. Our material cash requirements include our operating expenses, which consist primarily of research and development expenditures related to our programs and related personnel costs, as well as our operating leases.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Three Months Ended
	March 31,
(in thousands)	2024	2023
Net cash, cash equivalents, and restricted cash (used in) provided by:
Operating activities	$(42,417)	$(50,997)
Investing activities	8,651	69,824
Financing activities	152	75
Net (decrease) increase in cash, cash equivalents, and restricted cash	$(33,614)	$18,902

Cash Used in Operating Activities

For the three months ended March 31, 2024, net cash used in operating activities was $42.4 million, which consisted primarily of a net loss of $49.8 million and a net change of $3.0 million in our net operating assets and liabilities, partially offset by $10.4 million in non-cash charges. The net change in our operating assets and liabilities was primarily due to a decrease in net liabilities of $4.2 million mainly driven by the timing of compensation related payments. The non-cash charges primarily consisted of stock-based compensation of $7.9 million, depreciation expense of $2.2 million and lease expense of $1.4 million, offset by the net change in discounts purchased and accretion on marketable securities of $1.1 million.

For the three months ended March 31, 2023, net cash used in operating activities was $51.0 million, which consisted primarily of a net loss of $59.3 million and a net change of $4.9 million in our net operating assets and liabilities, partially offset by $13.3 million in non-cash charges. The net change in our operating assets and liabilities was primarily due to a decrease in net liabilities of $4.7 million due to the timing of payments related to clinical trials and compensation costs. The non-cash charges primarily consisted of stock-based compensation of $11.0 million, depreciation expense of $1.7 million, net change in discounts purchased and accretion on marketable securities of $0.8 million, and lease expense of $1.3 million.

Cash Provided by Investing Activities

For the three months ended March 31, 2024, net cash provided by investing activities was $8.7 million, which consisted of $65.9 million in maturities of marketable securities, partially offset by $54.8 million in purchases of marketable securities and $2.5 million in purchases of property, plant, and equipment.

For the three months ended March 31, 2023, net cash provided by investing activities was $69.8 million, which consisted of $163.0 million in maturities and sales of marketable securities, partially offset by $89.3 million in purchases of marketable securities and $3.9 million in purchases of property, plant, and equipment.

Cash Provided by Financing Activities

For the three months ended March 31, 2024, net cash provided by financing activities was $0.2 million, which consisted primarily of proceeds from the exercise of stock options.

For the three months ended March 31, 2023, net cash provided by financing activities was $0.1 million due to proceeds from the exercise of stock options.

Contractual Obligations and Commitments

We have entered into leases for offices, laboratory, and manufacturing facilities in Mountain View, California, which includes our headquarters and main offices. Additionally, we have entered into a lease for office and laboratory space in Doylestown, Pennsylvania. As of March 31, 2024, future minimum lease commitments under these leases were $62.1 million.

In addition, we enter into agreements in the normal course of business with CROs, CMOs and other vendors for research and development services for operating purposes, which are generally cancelable upon written notice.

For product candidates that are currently in various research and development stages, we may be obligated to make up to $361.9 million of future development, regulatory, and commercial milestone and royalty payments associated with the optioned technologies in our license agreements. Payments under these agreements generally become due and payable upon achievement of certain milestones. The achievement of these milestones was not probable and payment was not required as of March 31, 2024, as such, contingencies have not been recorded in our condensed consolidated financial statements. Amounts related to contingent milestone payments are not yet considered contractual obligations as they are contingent on the successful achievement of certain milestones. See Note 5 – License Agreements to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Recently Issued Accounting Pronouncements

Please refer to Note 2 – Summary of Significant Accounting Policies to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional disclosures around recently issued accounting pronouncements.

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

Our critical accounting policies are described in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Use of Estimates” in our Annual Report on Form 10-K filed with the SEC on March 7, 2024 and the notes to the condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q. During the three months ended March 31, 2024, there were no material changes to our critical accounting policies from those discussed in our Annual Report on Form 10-K filed with the SEC on March 7, 2024.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Investing in our common stock involves a high degree of risk. You should carefully consider the risks described below, as well as the other information in this Quarterly Report on Form 10-Q, including our unaudited condensed consolidated financial statements and the related notes and the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The occurrence of any of the events or developments described below could harm our business, financial condition, results of operations, growth prospects and stock price. In such an event, the market price of our common stock could decline, and you may lose all or part of your investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations. Our Risk Factors are not guarantees that no such conditions exist as of the date of this report, and should not be interpreted as an affirmative statement that such risks or conditions have not materialized, in whole or in part.

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

We have spent significant resources to date on developing our current manufacturing processes and know-how to produce sufficient yields and optimize functionality in conjunction with our contract manufacturers. In 2021, we completed construction and began to operate a good manufacturing practice (cGMP) manufacturing facility for the manufacture of clinical trial drug materials. We may construct additional manufacturing facilities to produce commercial supply for any approved products. We will need to scale our manufacturing operations, as we do not currently have the infrastructure or capability internally to manufacture sufficient yields needed to advance all of our product candidates and discovery programs in preclinical studies and clinical trials and currently rely on our third-party manufacturers for the majority of our product candidate production. Accordingly, we may be required to make significant further investments to expand our manufacturing facilities in the future, and our efforts to scale our internal manufacturing capabilities may not succeed.

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

On May 11, 2023, the federal government ended the COVID-19 public health emergency, which ended a number of temporary changes made to federally funded programs, although some continue to be in effect. The extent to which any health epidemic impacts our results will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of a particular virus and its variants and the actions to contain it or treat its impact, among others.

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

Under the American Rescue Plan Act of 2021, the statutory cap on Medicaid Drug Rebate Program rebates that manufacturers pay to state Medicaid programs was eliminated. Elimination of this cap may require pharmaceutical manufacturers to pay more in rebates than it receives on the sale of products, which could have a material impact on our business. In August 2022, Congress passed the IRA, which includes prescription drug provisions that have significant implications for the pharmaceutical industry and Medicare beneficiaries, including allowing the federal government to negotiate a maximum fair price for certain high-priced single source Medicare drugs, imposing penalties and excise tax for manufacturers that fail to comply with the drug price negotiation requirements, requiring inflation rebates for all Medicare Part B and Part D drugs, with limited exceptions, if their drug prices increase faster than inflation, and redesigning Medicare Part D to reduce out-of-pocket prescription drug costs for beneficiaries, among other changes.

Various industry stakeholders, including the U.S. Chamber of Commerce, the National Infusion Center Association, the Global Colon Cancer Association, and the Pharmaceutical Research and Manufacturers of America have initiated lawsuits against the federal government asserting that the price negotiation provisions of the IRA are unconstitutional. The impact of these judicial challenges as well as future legislative, executive, and administrative actions and agency rules implemented by the Biden administration on us and the pharmaceutical industry as a whole is unclear. The implementation of cost containment measures, including the prescription drug provisions under the IRA, as well as other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our product candidates if approved. Uncertainties created by the IRA and other cost containment measures may negatively impact potential investments, company valuation, royalty-based earnings, mergers and acquisitions in our industry. Further, many states have proposed or enacted legislation and administrative actions that seek to indirectly or directly regulate pharmaceutical drug pricing, such as by requiring biopharmaceutical manufacturers to publicly report proprietary pricing information or to place a maximum price ceiling on pharmaceutical products purchased by state agencies. FDA recently authorized the state of Florida to import certain prescription drugs from Canada for a period of two years to help reduce drug costs, provided that Florida’s Agency for Health Care Administration meets the requirements set forth by the FDA. Other states may follow Florida. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could affect the prices we may obtain for any of our product candidates for which we may obtain regulatory approval or the frequency with which any such product candidate, if approved, is prescribed or used. Complying with any new legislation and regulatory changes could be time-intensive and expensive, resulting in a material adverse effect on our business.

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

Disruptions at the FDA and other agencies, including delays or disruptions due to the health epidemics, travel restrictions, staffing shortages, may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. If a prolonged government shutdown or disruption occurs, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions and provide feedback on our clinical development plans, which could have a material adverse effect on our business and our anticipated timelines. Further, in our operations as a public company, future government shutdowns or other disruptions to normal operations could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

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

In particular, there is currently significant uncertainty about the future relationship between the United States and various other countries, most significantly China, with respect to trade policies, treaties, tariffs, taxes, and other limitations on cross-border operations. The U.S. government has made and continues to make significant additional changes in U.S. trade policy and may continue to take future actions that could negatively impact U.S. trade. For example, legislation has been introduced in Congress to limit certain U.S. biotechnology companies from using equipment or services produced or provided by select Chinese biotechnology companies, and others in Congress have advocated for the use of existing executive branch authorities to limit those Chinese service providers’ ability to engage in business in the U.S. We cannot predict what actions may ultimately be taken with respect to trade relations between the United States and China or other countries, what products and services may be subject to such actions or what actions may be taken by the other countries in retaliation. If we are unable to obtain or use services from existing service providers or become unable to export or sell our products to any of our customers or service providers, our business, liquidity, financial condition, and/or results of operations would be materially and adversely affected.

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

We have incurred significant losses since our inception. Our net loss for the three months ended March 31, 2024 was $49.8 million. As of March 31, 2024, our accumulated deficit was approximately $871.1 million. We expect to continue to incur losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of, and seek regulatory approvals for, our product candidates, prepare for and begin to commercialize any approved product candidates and add infrastructure and personnel to support our product development efforts and operations as a public company. Historically we have financed our operations primarily through the sale of equity and debt securities as well as funding received from our collaboration partners. We do not generate any revenue from product sales and our product candidates will require substantial additional investment before they may provide us with any revenue, if ever.

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

As of March 31, 2024, we had $293.8 million in cash, cash equivalents, and marketable securities. We believe that our existing cash, cash equivalents, and marketable securities will enable us to fund our operating expenses and capital expenditure requirements for at least one year past the issuance date of the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. Our estimate as to how long we expect our cash, cash equivalents, and marketable securities to be able to continue to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned. In addition, because successful development of our product candidates is uncertain, we are unable to estimate the actual funds we will require to complete research and development and to commercialize our product candidates.

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

At March 31, 2024, we had $293.8 million of cash, cash equivalents, and marketable securities. While we are not aware of any downgrades, material losses, or other significant deterioration in the fair value of our cash equivalents or marketable securities since March 31, 2024, no assurance can be given that further deterioration of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents or our ability to meet our financing objectives. Furthermore, our stock price may decline due in part to the volatility of the stock market and general economic downturn.

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

Many of the other biotechnology companies that we compete against for qualified personnel have greater financial and other resources, different risk profiles and a longer history in the industry than we do. They also may provide more diverse opportunities and better prospects for career advancement. Some of these characteristics may be more appealing to high-quality candidates than what we have to offer. We also experience competition for the hiring of scientific and clinical personnel from universities and research institutions. In addition to competition for personnel, the San Francisco Bay Area in particular is characterized by a high cost of living. This high cost of living will increase the difficulty of attracting experienced personnel to our company, and we may be required to expend significant financial resources in our employee recruitment and retention efforts. Additionally, the U.S. has recently experienced historically high levels of inflation and an acute workforce shortage generally, which has created a hyper-competitive wage environment that may increase our operating costs. Any changes in our compensation structure, workforce reductions (including the reduction in force we announced in December 2023 in connection with the Strategic Refocusing), or other cost reduction efforts may be negatively received by employees and result in attrition or recruiting difficulties.

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

As of March 31, 2024, we had 216 full-time employees. As our development and commercialization plans and strategies develop, and as we transition into operating as a public company, we expect to expand our employee base for managerial, operational, financial and other resources. Additionally, as our product candidates and discovery programs enter and advance through preclinical studies and any clinical trials, we will need to expand our research, development, manufacturing, regulatory and sales and marketing capabilities or contract with other organizations to provide these capabilities for us. Future growth would impose significant added responsibilities on members of management, including the need to identify, recruit, maintain, motivate and integrate additional employees. Also, our management may need to divert a disproportionate amount of their attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, give rise to operational errors, loss of business opportunities, loss of employees and reduced productivity amongst remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of existing and additional product candidates and discovery programs. In December 2023, we announced a reduction in our workforce by approximately 22% as part of our commitment to the Strategic Refocusing. If our management is unable to effectively manage our expected growth, our expenses may increase more than expected, our ability to generate or grow revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize our product candidates and compete effectively with others in our industry will depend on our ability to effectively expand our organization and manage any future growth.

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

We and the third parties upon which we rely may be subject to a variety of evolving threats, including but not limited to social-engineering attacks (including through phishing attacks), viruses, worms, and other malicious code, ransomware and other malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks (such as credential stuffing), personnel misconduct or error, ransomware attacks, software bugs, server malfunctions, software or hardware failures, loss, corruption and other unavailability of data or other information technology assets, adware, telecommunications failures, natural disasters, and other similar threats. Geopolitical tensions and conflicts such as the Russia-Ukraine and Israel-Hamas wars may increase the cybersecurity risks faced by us and the third parties on which we rely.

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

In addition, California voters recently passed the California Privacy Rights Act (CPRA), which modified the CCPA significantly as of January 1, 2023, potentially resulting in further uncertainty and requiring us to incur additional costs and expenses in an effort to comply. In addition, several states within the United States have enacted or proposed data privacy laws. For example, Virginia, Colorado, Utah, Connecticut, Iowa, Indiana, Florida, Montana, New Jersey, Oregon, Texas, Tennessee, and Delaware have enacted similar legislation. Although the CCPA and many similar state statutes include exemptions for certain clinical trials data, these laws may increase our compliance costs and potential liability with respect to other personal information we collect or otherwise process. Further, other states have enacted laws that cover certain aspects of the collection, use, disclosure, and/or other processing of health information, such as Washington's My Health, My Data Act, which, among other things, provides a private right of action. It is possible that these laws and regulations may be interpreted and applied in a manner that is inconsistent with our practices, or for this to be perceived to be the case. Such interpretation and application could result in government-imposed fines or orders requiring that we change our practices, which could adversely affect our business. In addition, these laws and regulations relating to privacy, data protection and data security vary between states, may differ from country to country, and may vary based on whether testing is performed in the United States or in the local country.

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

Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the Code), if a corporation undergoes an “ownership change,” the corporation’s ability to use its net operating losses (NOLs) and other pre-change tax attributes such as research tax credits to offset its post-change taxable income or taxes may be limited. In general, an “ownership change” occurs if there is a cumulative change in our ownership by “5% shareholders” that exceeds 50 percentage points over a rolling three-year period. We completed a Section 382 study and believe we have experienced at least two changes in ownership. Consequently, we may be limited in our ability to use our NOL carryforwards and other tax assets in a future year if taxable income in that given year exceeds our cumulative 382 NOL utilization limits through that specific year. As a result, even if we attain profitability, it is possible 382 limitations on the ability to use our NOL carryforwards and other tax assets could adversely affect our future cash flows. In addition, our NOL carryforwards may be unavailable to offset future taxable income because of restrictions under U.S. tax law. The Tax Cuts and Jobs Act of 2017 (Tax Act), as modified by the Coronavirus Aid, Relief, and Economic Security Act, imposes certain limitations on the deduction of NOLs, including a limitation on use of NOLs generated in tax years that began on or after January 1, 2018 to offset 80% of taxable income in tax years beginning on or after January 1, 2021.

Changes in the U.S. taxation of international business activities or the adoption of other tax reform policies could materially impact our business, results of operations and financial condition.

Changes to U.S. tax laws that may be enacted in the future could impact the tax treatment of our foreign earnings. If we expand our international business activities, any changes in the U.S. or foreign taxation of such activities may increase our worldwide effective tax rate and adversely affect our business, results of operations and financial condition. For example, the Organization for Economic Cooperation and Development has proposed implementing a global minimum tax of 15%, referred to as Pillar 2, which has been agreed to by over 136 countries. Pillar 2 was adopted by the European Union for implementation by its member states into national legislation by the end of 2023 and may be adopted by other jurisdictions. In addition, on January 1, 2022, a provision of the Tax Act went into effect that eliminates the option to deduct domestic research and development costs in the year incurred and instead requires taxpayers to amortize such costs over five years. In 2022, the United States also enacted the IRA, which imposes, among others, a 1% excise tax on certain repurchases of stock and a 15% alternative minimum income tax on “adjusted financial statement income” of certain corporations. Such changes, among others, may adversely affect our effective tax rates, cash flows and general business condition.

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
▪
strategic partners may decide not to pursue development and commercialization of any product candidates that achieve regulatory approval or may elect not to continue or renew development or commercialization programs based on clinical trial results, changes in the partners’ strategic focus (as occurred in April 2024 with respect to the Sanofi Agreement) or available funding, or external factors, such as an acquisition, that divert resources or create competing priorities;
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

In March 2022, we entered into the Sanofi Agreement, pursuant to which we agreed to collaborate with Sanofi to generate, develop, manufacture and commercialize IgM antibodies directed to six primary targets, three of which are intended as oncology targets and three of which are intended as immunology targets. In April 2024, we announced that the Sanofi Agreement will focus exclusively on immunology targets, with the oncology targets terminated from the agreement.

Risks Related to Our Intellectual Property

Our commercial success depends significantly on our ability to operate without infringing the patents and other proprietary rights of third parties.

Our success will depend in part on our ability to operate without infringing the proprietary rights of third parties. Other entities may have or may obtain patents or proprietary rights that could limit our ability to make, use, sell, offer for sale or import our future approved products or impair our competitive position.

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
▪
incur liability for damages.

Furthermore, we may not have the right to control the preparation, filing, prosecution, maintenance, enforcement and defense of patents and patent applications that we license from or to third parties. If our licensors and future licensors fail to prosecute, maintain, enforce, and defend patents we may license, or lose rights to licensed patents or patent applications, our license rights may be reduced or eliminated. In such circumstances, our right to develop and commercialize any of our products or product candidates that is the subject of such licensed rights could be materially adversely affected.

Moreover, our licensors may own or control intellectual property that has not been licensed to us and, as a result, we may be subject to claims, regardless of their merit, that we are infringing, misappropriating, or otherwise violating the licensor’s intellectual property rights. In addition, while we cannot currently determine the amount of the royalty obligations we would be required to pay on sales of future products if infringement or misappropriation were found, those amounts could be significant. The amount of our future royalty obligations will depend on the technology and intellectual property we use in products that we successfully develop and commercialize, if any. Therefore, even if we successfully develop and commercialize products, we may be unable to achieve or maintain profitability.

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

As of March 31, 2024, Topsøe Holding A/S, together with other holders of 5% or more of our outstanding capital stock and their respective affiliates, beneficially owned a majority of the shares of our outstanding capital stock. Accordingly, our principal stockholders will be able to control most matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, including mergers and sales of all or substantially all of our assets. The interests of these principal stockholders may not always coincide with your interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders. For example, our concentration of ownership could have the effect of delaying or preventing a change in control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could cause the market price of our common stock to decline or prevent our stockholders from realizing a premium over the market price for their shares of our common stock.

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

If in the future we issue shares of common stock or securities convertible into common stock, our stockholders would experience dilution and, as a result, the market price of our common stock may decline. We cannot predict the effect that future sales of our common stock would have on the market price of our common stock. Additionally, our stockholders may be further diluted by the exercise of the pre-funded warrants issued in December 2020 in connection with a financing (see Note 6– Stockholders' Equity to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information) and any issuance of our voting common stock issuable upon the conversion of shares of non-voting common stock currently outstanding.

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

Environmental, social and governance matters may impact our business and reputation.

Companies are increasingly being judged by their performance on a variety of environmental, social and governance (ESG) matters, which are considered to contribute to the long-term sustainability of companies’ performance.

A variety of organizations measure the performance of companies on such ESG topics, and the results of these assessments are widely publicized. In addition, investment in funds that specialize in companies that perform well in such assessments are increasingly popular, and major institutional investors have publicly emphasized the importance of such ESG measures to their investment decisions. Topics considered in such assessments include, among others, the role of the company’s board of directors in supervising various ESG issues and board diversity.

In addition, we anticipate higher levels of regulation, disclosure-related and otherwise, with respect to ESG matters in the future. For example, the SEC has adopted final rules regarding climate-related disclosures in public companies’ periodic reporting, and compliance with these rules—including the implementation of necessary internal controls and reporting procedures—may lead to increased expenses and additional demands on our management and board of directors.

In light of this increased focus on ESG matters, there can be no certainty that we will manage such these matters successfully, or that we will successfully meet expectations as to our proper role. Any failure or perceived failure by us in this regard could have a material adverse effect on our reputation and on our business, share price, financial condition, or results of operations, including the sustainability of our business over time.

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

Effective internal controls over financial reporting are necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, are designed to prevent fraud. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could cause us to fail to meet our reporting obligations. In addition, any testing by us conducted in connection with Section 404 of the Sarbanes-Oxley Act or any subsequent testing by our independent registered public accounting firm, may reveal deficiencies in our internal controls over financial reporting that are deemed to be significant deficiencies or material weaknesses or that may require prospective or retroactive changes to our condensed consolidated financial statements or identify other areas for further attention or improvement. We have identified deficiencies in the past which we have taken steps to address. However, our efforts to remediate previous deficiencies may not be effective or prevent any future deficiency in our internal control over financial reporting. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock.

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

An independent assessment of the effectiveness of our internal controls could detect problems that our management’s assessment might not. In addition, our independent registered public accounting firm did not perform an evaluation of our internal control over financial reporting as of December 31, 2023, 2022 or 2021 in accordance with the provisions of the Sarbanes-Oxley Act. Had our independent registered public accounting firm performed such an evaluation, control deficiencies may have been identified by management or our independent registered public accounting firm, and those control deficiencies could have also represented one or more material weaknesses. Undetected material weaknesses in our internal controls could lead to condensed consolidated financial statement restatements and require us to incur the expense of remediation.

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

We are an “emerging growth company,” as defined in the JOBS Act. For as long as we continue to be an emerging growth company, we may choose to take advantage of exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. Investors could find our common stock less attractive if we choose to rely on these exemptions. In addition, the JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards. We have elected to use this extended transition period until the earlier of the date that we (i) are no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, our condensed consolidated financial statements may not be comparable to companies that comply with the new or revised accounting standards as of public company effective dates. We will cease to be an emerging growth company on December 31, 2024.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

Other than as set forth below, none of our directors or officers (as defined in Section 16 of the Securities Exchange Act of 1934, as amended) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K:

On March 18, 2024, Julie Hambleton, M.D., a member of our board of directors, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of up to 15,132 shares of our common stock. The trading arrangement was entered into during an open trading window in accordance with the Company's policies regarding transactions in the Company's securities and is intended to satisfy the affirmative defense in conditions of Rule 10b5-1(c). The first date that sales of any shares are permitted to be sold under the trading arrangement will be June 17, 2024, and subsequent sales under the trading arrangement may occur on a regular basis for the duration of the trading arrangement until June 13, 2025, or earlier if all transactions under the trading arrangement are completed.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of the Registrant, as amended	10-Q	001-39045	3.1	August 9, 2021

3.2	Amended and Restated Bylaws of the Registrant	8-K	001-39045	3.1	March 21, 2023

10.1	Outside Director Compensation Policy (as amended and restated on February 26, 2024).	10-K	001-39045	10.12	March 7, 2024

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1†	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2†	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibit 101)

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

IGM Biosciences, Inc.

Date: May 8, 2024	By:	/s/ Fred Schwarzer
Fred Schwarzer
Chief Executive Officer, President and Director (Principal Executive Officer)

Date: May 8, 2024	By:	/s/ Misbah Tahir
Misbah Tahir
Chief Financial Officer (Principal Financial Officer)

Date: May 8, 2024	By:	/s/ Steven Weber
Steven Weber
Senior Vice President, Corporate Controller (Principal Accounting Officer)