Form 10-Q
period 2024-06-30
IGM Biosciences, Inc.
filed 2024-08-14
CIK 1496323

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of August 7, 2024, the registrant had 33,931,686 shares of common stock, $0.01 par value per share, and 25,386,983 shares of non-voting common stock, $0.01 par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

IGM Biosciences, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except share and per share data)

	June 30,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$66,974	$112,520
Restricted cash	289	592
Marketable securities	189,407	225,157
Prepaid expenses and other current assets	9,348	9,328
Total current assets	266,018	347,597
Property, plant and equipment, net	36,012	38,232
Operating lease right-of-use assets	33,040	35,773
Other non-current assets	1,431	1,809
Total assets	$336,501	$423,411

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,259	$1,326
Accrued liabilities	26,461	31,544
Lease liabilities	5,937	5,834
Deferred revenue	1,998	3,777
Total current liabilities	37,655	42,481
Lease liabilities, non-current	33,436	34,672
Deferred revenue, non-current	143,052	143,024
Total liabilities	214,143	220,177
Commitments and contingencies (Note 5)

Stockholders' equity:
Preferred stock, $0.01 par value; 200,000,000 shares authorized as of June 30, 2024 and December 31, 2023; no shares issued and outstanding as of June 30, 2024 and December 31, 2023	—	—
Common stock, $0.01 par value; 1,000,000,000 shares authorized as of June 30, 2024 and December 31, 2023; 33,852,584 and 33,180,749 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	338	331
Non-voting common stock, $0.01 par value; 200,000,000 shares authorized as of June 30, 2024 and December 31, 2023; 25,386,983 and 25,500,383 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	254	255
Additional paid-in-capital	1,040,921	1,023,739
Accumulated other comprehensive (loss) income	(195)	151
Accumulated deficit	(918,960)	(821,242)
Total stockholders’ equity	122,358	203,234
Total liabilities and stockholders’ equity	$336,501	$423,411

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IGM Biosciences, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(in thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Collaboration revenue	$1,254	$448	$1,751	$970

Operating expenses:
Research and development	41,962	55,673	85,777	106,567
General and administrative	10,649	12,983	21,187	25,985
Total operating expenses	52,611	68,656	106,964	132,552
Loss from operations	(51,357)	(68,208)	(105,213)	(131,582)

Other income (expense):
Interest income	3,455	3,894	7,495	8,066
Other expense	—	—	—	(20)
Total other income (expense)	3,455	3,894	7,495	8,046
Loss before income tax expense	(47,902)	(64,314)	(97,718)	(123,536)
Income tax expense	—	(109)	—	(196)
Net loss	$(47,902)	$(64,423)	$(97,718)	$(123,732)

Net loss per share, basic and diluted	$(0.79)	$(1.43)	$(1.62)	$(2.76)
Weighted-average common shares outstanding, basic and diluted	60,434,161	45,122,900	60,274,285	44,796,644

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IGM Biosciences, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Net loss	$(47,902)	$(64,423)	$(97,718)	$(123,732)
Other comprehensive income (loss):
Unrealized (loss) gain on marketable securities	(67)	(105)	(346)	249
Comprehensive loss	$(47,969)	$(64,528)	$(98,064)	$(123,483)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IGM Biosciences, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(in thousands, except share amounts)

			Non-Voting		Additional	Accumulated Other		Total
	Common Stock		Common Stock		Paid-In-	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance—December 31, 2023	33,180,749	$331	25,500,383	$255	$1,023,739	$151	$(821,242)	$203,234
Conversion of non-voting common stock into voting common stock	113,400	1	(113,400)	(1)	—	—	—	—
Exercise of stock options, net of shares withheld for taxes and exercise costs	113,314	1	—	—	191	—	—	192
Issuance of common stock for vested restricted stock units	156,439	2	—	—	(2)	—	—	—
Unrealized loss on marketable securities	—	—	—	—	—	(279)	—	(279)
Stock-based compensation expense	—	—	—	—	7,922	—	—	7,922
Net loss	—	—	—	—	—	—	(49,816)	(49,816)
Balance—March 31, 2024	33,563,902	$335	25,386,983	$254	$1,031,850	$(128)	$(871,058)	$161,253
Exercise of stock options, net of shares withheld for taxes and exercise costs	76,339	1	—	—	63	—	—	64
Issuance of common stock for vested restricted stock units	96,550	1	—	—	(1)	—	—	—
Purchases under employee stock purchase plan	115,793	1	—	—	581	—	—	582
Unrealized loss on marketable securities	—	—	—	—	—	(67)	—	(67)
Stock-based compensation expense	—	—	—	—	8,428	—	—	8,428
Net loss	—	—	—	—	—	—	(47,902)	(47,902)
Balance—June 30, 2024	33,852,584	$338	25,386,983	$254	$1,040,921	$(195)	$(918,960)	$122,358

IGM Biosciences, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(in thousands, except share amounts)

			Non-Voting		Additional	Accumulated Other		Total
	Common Stock		Common Stock		Paid-In-	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
Balance—December 31, 2022	29,394,436	$294	13,687,883	$137	$862,359	$(701)	$(574,826)	$287,263
Exercise of stock options	40,774	—	—	—	75	—	—	75
Issuance of common stock for vested restricted stock units	64,863	1	—	—	(1)	—	—	—
Unrealized gain on marketable securities	—	—	—	—	—	354	—	354
Stock-based compensation expense	—	—	—	—	11,047	—	—	11,047
Net loss	—	—	—	—	—	—	(59,309)	(59,309)
Balance—March 31, 2023	29,500,073	$295	13,687,883	$137	$873,480	$(347)	$(634,135)	$239,430
Issuance of common stock in connection with public offering and private placement, net of offering costs	3,187,500	32	6,187,500	62	68,297	—	—	68,391
Exercise of stock options	10,788	—	—	—	14	—	—	14
Issuance of common stock for vested restricted stock units	81,136	1	—	—	(1)	—	—	—
Purchases under employee stock purchase plan	84,559	1	—	—	990	—	—	991
Unrealized loss on marketable securities	—	—	—	—	—	(105)	—	(105)
Stock-based compensation expense	—	—	—	—	14,309	—	—	14,309
Net loss	—	—	—	—	—	—	(64,423)	(64,423)
Balance—June 30, 2023	32,864,056	$329	19,875,383	$199	$957,089	$(452)	$(698,558)	$258,607

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IGM Biosciences, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Six Months Ended
	June 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(97,718)	$(123,732)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	4,452	3,837
Stock-based compensation expense	16,350	25,356
Purchase of net discount on marketable securities	2,262	3,361
Net accretion of discounts on marketable securities	(4,106)	(4,799)
Non-cash lease expense	2,850	2,668
Other	(1)	—
Changes in assets and liabilities:
Prepaid expenses and other current assets	458	(3,657)
Other non-current assets	378	(116)
Accounts payable	1,846	1,000
Accrued liabilities	(3,561)	(5,805)
Lease liabilities, net	(1,250)	(1,245)
Deferred revenue	(1,751)	(970)
Net cash used in operating activities	(79,791)	(104,102)

Cash flows from investing activities:
Purchases of property, plant and equipment	(3,698)	(7,850)
Purchases of marketable securities	(117,027)	(165,691)
Proceeds from maturities and sales of marketable securities	153,868	237,040
Proceeds from sales of property, plant and equipment	32	—
Net cash provided by investing activities	33,175	63,499

Cash flows from financing activities:
Proceeds from exercise of stock options	257	89
Proceeds from purchases under the employee stock purchase plan	582	991
Proceeds from issuance of common stock in public offering and private placement, net of offering costs	—	68,947
Payment of deferred offering costs	(71)	—
Payment of employee taxes and exercise costs for shares withheld	(1)	—
Net cash provided by financing activities	767	70,027
Net (decrease) increase in cash, cash equivalents, and restricted cash	(45,849)	29,424

Cash, cash equivalents, and restricted cash
Beginning of period	113,112	121,920
End of period	$67,263	$151,344

Reconciliation of cash, cash equivalents, and restricted cash
Cash and cash equivalents	$66,974	$150,702
Restricted cash	289	642
Cash, cash equivalents, and restricted cash	$67,263	$151,344

Supplemental disclosure of non-cash investing and financing activities:
Right-of-use assets recognized in exchange for lease obligations	$117	$1,490
Unpaid amounts related to purchase of property, plant and equipment	$973	$2,334
Unpaid amounts related to offering costs for public offering and private placement	$—	$476

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP), as defined by the Financial Accounting Standards Board (FASB), and applicable rules and regulations of the Securities and Exchange Commission (SEC) regarding interim financial reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP have been condensed or omitted, and accordingly the balance sheet as of December 31, 2023 has been derived from the audited financial statements at that date but does not include all of the information required by GAAP for complete financial statements. These unaudited interim condensed consolidated financial statements have been prepared on the same basis as the Company’s annual financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments which are necessary for a fair statement of the Company’s financial information. The interim results of operations for the three and six months ended June 30, 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2024 or for any other interim period or for any other future year.

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

Liquidity

The Company has incurred net operating losses and negative cash flows from operations since its inception and had an accumulated deficit of $919.0 million as of June 30, 2024. As of June 30, 2024, the Company had cash, cash equivalents, and marketable securities of $256.4 million. Management believes that the existing financial resources are sufficient to continue operating activities at least one year past the issuance date of these condensed consolidated financial statements. The Company has historically financed its operations primarily through the sale of common stock and pre-funded warrants in its public offerings and private placement, the sale of convertible preferred stock and issuance of unsecured promissory notes in private placements, and funding received from our collaboration partners. To date, none of the Company’s product candidates have been approved for sale, and the Company has not generated any product revenue since inception. Management expects operating losses to continue and increase for the foreseeable future, as the Company progresses its planned research and development activities for its product candidates. The Company’s prospects are subject to risks, expenses and uncertainties frequently encountered by companies in the biotechnology industry as discussed below. While the Company has been able to raise multiple rounds of financing, there can be no assurance that in the event the Company requires additional financing, such financing will be available on terms which are favorable or at all. Failure to raise sufficient capital when needed or generate sufficient cash flow from operations would impact the ability to pursue business strategies and could require the Company to delay, scale back or discontinue one or more product development programs, or other aspects of the Company's business objectives.

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

Leases

The Company determines if an arrangement is a lease at inception. In addition, the Company determines whether leases meet the classification criteria of a finance or operating lease at the lease commencement date considering: (1) whether the lease transfers ownership of the underlying asset to the lessee at the end of the lease term, (2) whether the lease grants the lessee an option to purchase the underlying asset that the lessee is reasonably certain to exercise, (3) whether the lease term is for a major part of the remaining economic life of the underlying asset, (4) whether the present value of the sum of the lease payments and residual value guaranteed by the lessee equals or exceeds substantially all of the fair value of the underlying asset, and (5) whether the underlying asset is of such a specialized nature that it is expected to have no alternative use to the lessor at the end of the lease term. As of June 30, 2024, the Company's lease population consisted of real estate leases and the Company did not have finance leases.

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

Impairment of Long-Lived Assets

The Company evaluates the carrying amount of its long-lived assets, such as property and equipment, whenever events or changes in circumstances indicate that the assets may not be recoverable. An impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition are less than the carrying amount of the asset. There were no impairments of long-lived assets for the three and six months ended June 30, 2024 and 2023.

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

Contract modifications occur when the price and /or scope of an arrangement changes. If the modification consists of adding new distinct goods or services in exchange for consideration that reflects standalone selling prices of these goods and services, the modification is accounted for as a separate contract with the customer. Otherwise, if the remaining goods and services are distinct from those previously provided, the existing contract is considered terminated, and the remaining consideration is allocated to the remaining goods and services as if this was a newly signed contract. If the remaining goods and services are not distinct from those previously provided, the effects of the modification are accounted for in a manner similar to the effect of a change in the estimated measure of progress, with cumulative catch-up in revenue recorded at the time of the modification. If some of the remaining goods and services are distinct from those previously provided and others are not, the Company applies principles consistent with the objectives of the modification guidance to account for the effects of the modification.

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

As actual costs become known, the Company adjusts its accruals. Although the Company does not expect its estimates to be materially different from amounts actually incurred, such estimates for the status and timing of services performed relative to the actual status and timing of services performed may vary and could result in the Company reporting amounts that are too high or too low in any particular period. The Company’s accrual is dependent, in part, upon the receipt of timely and accurate reporting from CROs and other third-party vendors. Variations in the assumptions used to estimate accruals including, but not limited to, the number of patients enrolled, the rate of patient enrollment and the actual services performed, may vary from the Company’s estimates, resulting in adjustments to clinical trial expenses in future periods. Changes in these estimates that result in material changes to the Company’s accruals could materially affect its financial condition and results of operations. Through June 30, 2024, there have been no material differences from the Company’s estimated accrued research and development expenses to actual expenses.

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

The Company accounts for income tax contingencies using a benefit recognition model. If it considers that a tax position is more likely than not to be sustained upon audit, based solely on the technical merits of the position, it recognizes the benefit. The Company measures the benefit by determining the amount that is greater than 50% likely of being realized upon settlement, presuming that the tax position is examined by the appropriate taxing authority that has full knowledge of all relevant information. The Company is subject to taxation in the United States federal jurisdiction, and various state jurisdictions. The net operating loss and research and development credit carryforwards that are available for utilization in future years may be subject to examination by federal and state tax authorities. The Company’s policy is to recognize interest expense and penalties related to income tax matters as a component of income tax expense. As of June 30, 2024, there were no significant accruals for interest related to unrecognized tax benefits or tax penalties.

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

Note 3. Fair Value Measurement

The Company measures and reports certain financial instruments as assets and liabilities at fair value on a recurring basis. The following tables set forth the fair value of the Company’s financial assets, which consist of cash equivalents and marketable securities measured and recognized at fair value (in thousands):

		June 30, 2024
	Fair Value Hierarchy Level	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash equivalents:
Money market funds	Level 1	$28,413	$—	$—	$28,413
U.S. government agency securities	Level 2	7,391	—	—	7,391
Commercial paper	Level 2	26,875	—	(14)	26,861
Marketable securities:
U.S. treasury securities	Level 1	133,549	1	(119)	133,431
Corporate bonds	Level 2	17,286	—	(27)	17,259
Commercial paper	Level 2	24,549	—	(17)	24,532
U.S. government agency securities	Level 2	14,204	—	(19)	14,185
Total		$252,267	$1	$(196)	$252,072

		December 31, 2023
	Fair Value Hierarchy Level	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash equivalents:
Money market funds	Level 1	$21,458	$—	$—	$21,458
U.S. treasury securities	Level 1	25,896	2	—	25,898
Commercial paper	Level 2	54,427	—	(27)	54,400
U.S. government agency securities	Level 2	4,951	1	—	4,952
Marketable securities:
U.S. treasury securities	Level 1	182,289	214	(14)	182,489
Corporate bonds	Level 2	13,986	—	(8)	13,978
Commercial paper	Level 2	20,216	—	(17)	20,199
U.S. government agency securities	Level 2	8,491	11	(11)	8,491
Total		$331,714	$228	$(77)	$331,865

The Company evaluates transfers between levels at the end of each reporting period. There were no transfers between Levels 1, 2 and 3 during the three and six months ended June 30, 2024 and 2023. As of June 30, 2024 and December 31, 2023, there were no financial instruments classified as Level 3.

The following table summarizes the available-for-sale securities in an unrealized loss position for which an allowance for credit losses has not been recorded as of June 30, 2024 and December 31, 2023, aggregated by major security type and length of time in a continuous unrealized loss position:

	June 30, 2024
	Less than 12 months		Greater than 12 months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. treasury securities	$108,065	$(118)	$1,497	$(1)	$109,562	$(119)
Corporate bonds	17,259	(27)	—	—	17,259	(27)
Commercial paper	51,393	(31)	—	—	51,393	(31)
U.S. government agency securities	21,576	(19)	—	—	21,576	(19)
Total	$198,293	$(195)	$1,497	$(1)	$199,790	$(196)

	December 31, 2023
	Less than 12 months		Greater than 12 months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. treasury securities	$28,137	$(14)	$—	$—	$28,137	$(14)
Corporate bonds	13,978	(8)	—	—	13,978	(8)
Commercial paper	74,599	(44)	—	—	74,599	(44)
U.S. government agency securities	4,771	(11)	—	—	4,771	(11)
Total	$121,485	$(77)	$—	$—	$121,485	$(77)

As of June 30, 2024 and December 31, 2023, the Company held 55 and 35 debt securities, respectively, with an unrealized loss position. The Company evaluated its securities for credit losses and considered the decline in market value to be primarily attributable to current economic and market conditions and not to a credit loss or other factors. Additionally, the Company does not intend to sell the securities in an unrealized loss position and does not expect it will be required to sell the securities before recovery of the unamortized cost basis. As of June 30, 2024 and December 31, 2023, an allowance for credit losses has not been recognized. Given the Company's intent and ability to hold such securities until recovery, and the lack of significant change in credit risk of these investments, it does not consider these marketable securities impaired as of June 30, 2024 and December 31, 2023.

There were no realized gains or losses on marketable securities for the three and six months ended June 30, 2024 and 2023. Interest on marketable securities is included in interest income. As of June 30, 2024 and December 31, 2023, the Company had accrued interest receivable of $0.9 million and $0.8 million, respectively, which was included in prepaid expenses and other current assets on the condensed consolidated balance sheets.

The following table summarizes the contractual maturities of the Company’s cash equivalents and marketable securities as of June 30, 2024 and December 31, 2023 at estimated fair value (in thousands):

	June 30,	December 31,
	2024	2023
Due in less than one year	$239,955	$312,554
Due in more than one year	12,117	19,311
Total	$252,072	$331,865

Note 4. Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2024	2023
Accrued research and development materials and services	$16,740	$14,625
Accrued professional services	1,381	3,147
Accrued compensation	7,249	13,527
Other	1,091	245
Total accrued liabilities	$26,461	$31,544

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

During the three and six months ended June 30, 2024, the Company recorded no license fees and $0.6 million, respectively, of research and development expenses in our condensed consolidated statements of operations related to license agreements, and $0.2 million and $0.5 million, for the three and six months ended June 30, 2023.

As of June 30, 2024, the Company’s license agreements for technologies optioned by the Company, including the Medivir agreement described below, included potential future payments for development, regulatory, and sales milestones totaling approximately $361.9 million plus royalties on net sales that range from single digits to mid-teens. No milestones were achieved or deemed probable as of June 30, 2024.

Medivir Agreement

In January 2021, the Company entered into an exclusive license agreement with Medivir AB (Medivir) through which the Company received global, exclusive development and commercialization rights for birinapant, a clinical-stage Second Mitochondrial-derived Activator of Caspases (SMAC) mimetic. Under the terms of the agreement, the Company made an upfront payment of $1.0 million upon signing the agreement, and made an additional $1.5 million payment in November 2021 due to the Company's initiation of a Phase 1 clinical trial of aplitabart in combination with birinapant. Under the terms of the agreement, should birinapant be successfully developed and approved, the Company would be obligated to make additional milestone payments up to a total of approximately $348.5 million, plus tiered royalties from the mid-single digits up to mid-teens on net sales. No milestones were achieved or deemed probable as of June 30, 2024.

Note 6. Stockholders' Equity

Common Stock and Non-Voting Common Stock

As of June 30, 2024 and December 31, 2023, the Company’s certificate of incorporation authorized the Company to issue 1,200,000,00 shares of common stock (including 200,000,000 shares of non-voting common stock) and 200,000,000 shares of preferred stock, at a par value of $0.01 per share. Each share of common stock (excluding non-voting common stock) is entitled to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the Company’s Board of Directors, subject to prior rights of the preferred stockholders. As of June 30, 2024 and December 31, 2023, no dividends have been declared.

The Company had reserved common stock, on an as-converted basis, for future issuance as follows:

	June 30,	December 31,
	2024	2023
Stock options, issued and outstanding	7,525,626	6,766,340
Restricted stock units	1,707,599	658,792
Stock options and restricted stock units, future issuance	3,623,814	3,536,312
Employee stock purchase plan, available for future grants	1,821,195	1,376,988
Pre-funded warrants	1,334,332	1,334,332
Total	16,012,566	13,672,764

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

The outstanding pre-funded warrants to purchase shares of common stock are exercisable at any time after their original issuance. However, the Company may not affect the exercise of any pre-funded warrants, and a holder will not be entitled to exercise any portion of any pre-funded warrants that, upon giving effect to such exercise, would cause: (i) the aggregate number of shares of the Company’s common stock beneficially owned by such holder (together with its affiliates) to exceed 9.99% of the number of shares of the Company’s common stock outstanding immediately after giving effect to the exercise; or (ii) the combined voting power of the Company’s securities beneficially owned by such holder (together with its affiliates) to exceed 9.99% of the combined voting power of all of the Company’s securities outstanding immediately after giving effect to the exercise, as such percentage ownership is determined in accordance with the terms of the pre-funded warrants. However, any holder of a pre-funded warrant may increase or decrease such percentage to any other percentage not in excess of 19.99% upon at least 61 days’ prior notice from the holder to the Company. As of June 30, 2024, no shares underlying the pre-funded warrants had been exercised. All of the outstanding pre-funded warrants are included in the weighted-average number of shares of common stock used to calculate basic net loss per share attributable to common stockholders (see Note 10 – Net Loss Per Share Attributable to Common Stockholders).

Note 7. Sanofi Agreement

In March 2022, the Company entered into a global collaboration and license agreement (the Sanofi Agreement) with Genzyme Corporation, a wholly owned subsidiary of Sanofi (Sanofi), which became effective in May 2022. Under the terms of the Sanofi Agreement, the Company agreed to generate, develop, manufacture and commercialize IgM antibodies directed to six primary targets, three of which were oncology targets and three of which were immunology targets.

In April 2024, Sanofi exercised its right to terminate the oncology collaboration targets effective June 2024. As a result of this termination, the Company has no further obligations to conduct research and development activities for such terminated targets and Sanofi retains no substitution rights for such terminated targets, pursuant to the terms of the agreement, and the collaboration will now focus exclusively on the immunology collaboration targets. The termination of the oncology targets will not affect any rights and obligations under the Sanofi Agreement with respect to the immunology targets.

For each immunology target collaboration program, the Company will continue to lead research and development activities, and assume related costs, through the completion of the first Phase 1 clinical trials for up to two candidates directed to each immunology target, after which Sanofi will be responsible for all future development and commercialization activities and related costs, in exchange for up to $1.065 billion in aggregate development, regulatory and commercial milestones per immunology target. Following the completion of the first Phase 1 clinical trials for each immunology target, Sanofi will be responsible for subsequent development activities, commercialization efforts, and related costs. The Company is eligible to receive tiered high single-digit to low-teen royalties on global net sales for licensed products related to immunology targets, subject to certain reductions and offsets.

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

At the inception of the Sanofi Agreement, the Company identified promised goods and services, which consisted of the granting of intellectual property licenses and the performance of specified research, development and other various activities. The Company determined that for each of the six targets, the identified promised goods and services were not distinct from each other on a target-by-target basis. The licenses, considered to be functional intellectual property, were determined to not be capable of being distinct due to the specialized nature of the research, development, and other activities to be provided by the Company. Accordingly, the promised goods and services were combined together as one single performance obligation, on a target-by-target basis. The Company determined that the underlying promised goods and services for each of the six targets were both capable of being distinct and distinct within the context of the contract from each of the other targets. Therefore, the Company concluded that there were six performance obligations in the Sanofi Agreement, one for each target, that were comprised of the underlying promised goods and services. Other components and options within the Sanofi Agreement were determined to not provide Sanofi with free or discounted goods or services and therefore did not constitute a material right or were deemed immaterial in the context of the contract.

To determine the transaction price, the Company evaluates all the payments to be received during the duration of the contract. In May 2022, the Company received a $150.0 million upfront payment as part of the Sanofi Agreement. Additionally, in April 2022, Sanofi purchased non-voting common stock in connection with the Company’s public common stock offering. The Company concluded that at inception and as of June 30, 2024, the transaction price was $150.0 million and was comprised solely of the fixed non-refundable upfront payment. No consideration received from Sanofi as part of the April 2022 offering was deemed necessary to include in the transaction price as Sanofi purchased the shares at the same offering price as the other participating investors.

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

At the inception of the Sanofi Agreement, the Company allocated the transaction price based on the estimated SSP of each of the six performance obligations. The Company determined the SSP for each of the six performance obligations based on the estimated costs to complete the underlying activities of each performance obligation and included factors such as forecasted internal costs, estimated third-party expenditures, development timelines and scenarios, probability of target failures and selection of substitute targets, and program-specific factors. These estimated cost forecasts were based on observable data for both market and entity specific factors, such as considering the actual and expected costs of the Company’s existing research and development programs and adjusting for factors specific to the targets identified.

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

The Company determined that Sanofi’s exercise of its right to terminate the oncology collaboration targets in April 2024 was a contract modification because it changed the scope of the contract by reducing the number of performance obligations under the agreement. The remaining performance obligations relating to the three immunology collaboration targets are not distinct from themselves before and after the contract modification occurred; however, they are distinct from the terminated oncology target performance obligations. As a result, the Company allocated the unrecognized transaction price to the three remaining performance obligations based on their relative estimated SSP and calculated a cumulative catch-up adjustment of $0.8 million which was recognized as collaboration revenue during the three months ended June 30, 2024.

For the three and six months ended June 30, 2024, the Company recognized collaboration revenue related to the Sanofi Agreement of $1.3 million and $1.8 million, respectively, and $0.4 million and $1.0 million for the three and six months ended June 30, 2023. As of June 30, 2024 and December 31, 2023, $145.1 million and $146.8 million were recorded as deferred revenue related to the Sanofi Agreement, respectively, of which $2.0 million and $3.8 million, respectively, were classified as current, on the condensed consolidated balance sheets. The deferred revenue is expected to be recognized over the research and development period of the programs through the completion of Phase 1 clinical trials.

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

The following tables present changes in the Company’s customer contract liabilities for the periods presented (in thousands):

Six Months Ended June 30, 2024	December 31, 2023	Additions	Deductions	June 30, 2024
Contract liabilities:
Deferred revenue	$146,801	$—	$(1,751)	$145,050

Six Months Ended June 30, 2023	December 31, 2022	Additions	Deductions	June 30, 2023
Contract liabilities:
Deferred revenue	$148,931	$—	$(970)	$147,961

The Company had no customer contract assets during the three and six months ended June 30, 2024 and 2023.

Note 8. Stock-Based Compensation

The 2018 Omnibus Incentive Plan (the 2018 Plan) provides for an increase in the number of shares reserved for issuance on the first day of each fiscal year equal to the least of (i) 8,768,800 shares, (ii) 4% of the Company’s common stock and non-voting common stock outstanding at December 31 of the immediately preceding year, or (iii) such number of shares as determined by the Company’s Board of Directors. As a result of this provision, on January 1, 2024 and 2023, an additional 2,347,245 and 1,723,292 shares, respectively, became available for issuance under the 2018 Plan. As of June 30, 2024, the 2018 Plan had 3,623,814 shares of common stock available for future issuance.

Total stock-based compensation expense related to the Company’s equity incentive plan and employee stock purchase plan was recorded in the condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Research and development	$4,807	$8,248	$9,169	$14,687
General and administrative	3,621	6,061	7,181	10,669
Total stock-based compensation expense	$8,428	$14,309	$16,350	$25,356

The following table summarizes the Company's stock awards granted for each of the periods indicated:

	Three Months Ended June 30,				Six Months Ended June 30,
	2024		2023		2024		2023
	Grants	Weighted Average Grant Date Fair Value	Grants	Weighted Average Grant Date Fair Value	Grants	Weighted Average Grant Date Fair Value	Grants	Weighted Average Grant Date Fair Value
Stock options	29,805	$7.44	1,475,238	$9.92	1,552,298	$7.82	1,726,338	$10.92
Restricted stock units	35,474	$8.53	697,236	$12.43	1,400,817	$9.89	716,450	$12.63

Note 9. Restructuring Charges

On December 5, 2023, the Company committed to a strategic refocusing (Strategic Refocusing) and suspended clinical development activities for certain product candidates in several indications and reduced its workforce by approximately 22%, with headcount reductions substantially completed by December 31, 2023 and fully completed by March 31, 2024.

In connection with the Strategic Refocusing, the Company recognized no restructuring charges and $0.2 million in restructuring charges during the three and six months ended June 30, 2024, respectively. The Company recognized $1.8 million in restructuring charges during the three months ended December 31, 2023, which were primarily related to severance and one-time termination payments of $3.7 million and partially offset by a $1.9 million reversal of previously recognized non-cash stock-based compensation expense. All severance and one-time termination payments had been paid by March 31, 2024.

The following table summarizes the changes in the Company's accrued restructuring balance (in thousands):

	Beginning Balance December 31, 2023	Charges	Payments	Ending Balance June 30, 2024
Accrued severance	$2,397	$—	$(2,397)	$—
Accrued contract termination costs	—	107	(107)	—
Total accrued restructuring liability	$2,397	$107	$(2,504)	$—

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

The following equity instruments were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive for the periods presented:

	June 30,
	2024	2023
Stock options	7,525,626	7,390,547
Estimated shares issuable under the employee stock purchase plan	86,292	59,616
Unvested restricted stock units	1,707,599	958,121
Total	9,319,517	8,408,284

Note 11. Subsequent Events

On July 19, 2024, the Company completed an exchange of stock options for new restricted stock units (RSUs). The Company offered eligible employees with outstanding option awards that had an exercise price equal to or greater than $17.70 per share and granted on or prior to March 1, 2023, the opportunity to exchange those options for a number of RSUs with an aggregate fair value for financial accounting purposes substantially similar to the aggregate fair value of the options surrendered, subject to a 2-for-1 exchange ratio floor. The RSUs vest 50% on either the 1-year anniversary or 18-months after the exchange date and then quarterly thereafter over a total vesting period of two to three years, depending on the vesting status of the exchanged options. The Company accepted for exchange eligible options to purchase a total of 1,583,305 shares of the Company's common stock, which were cancelled in exchange for RSUs representing 657,427 shares of the Company's common stock.

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

Overview

We are a clinical-stage biotechnology company pioneering the development of IgM antibodies for the treatment of cancer and autoimmune and inflammatory diseases. IgM antibodies have inherent properties that we believe may enable them to bind more strongly to targets on the surface of cells than comparable IgG antibodies. We have created a proprietary IgM antibody technology platform that we believe is particularly well suited for developing receptor cross-linking agonists and bispecific T cell engaging antibodies. Among our product candidates currently in or planned to enter clinical testing are:

•
Aplitabart: An IgM antibody targeting Death Receptor 5 (DR5) proteins, currently being evaluated in multiple Phase 1 combination trials, including randomized and single-arm combination trials for the treatment of colorectal cancer.
•
Imvotamab: A bispecific T cell engaging IgM antibody targeting CD20 and CD3 proteins, currently being evaluated in three Phase 1 clinical trials in autoimmune diseases, including severe systemic lupus erythematosus (SLE), severe rheumatoid arthritis (RA), and myositis.
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

We believe that we have the most advanced research and development program focused on therapeutic IgM antibodies. We have created a portfolio of patents and patent applications, know-how and trade secrets directed to our platform technology, product candidates and manufacturing capabilities, and we retain worldwide commercial rights to all of our product candidates, other than those being developed in partnership with Sanofi S.A. (Sanofi) and the intellectual property related thereto.

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

We have incurred significant net losses to date. Our ability to generate product revenue sufficient to achieve profitability will depend on the successful development and eventual commercialization of one or more of our current or future product candidates. Our net losses were $97.7 million and $123.7 million for the six months ended June 30, 2024 and 2023, respectively. As of June 30, 2024, we had an accumulated deficit of $919.0 million. These losses have resulted primarily from costs incurred in connection with research and development activities and general and administrative costs associated with our operations. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future, and our net losses may fluctuate significantly from period to period, depending on the timing of and expenditures on our planned research and development activities.

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

Recent Developments

In April 2024, we announced that our exclusive global collaboration and license agreement (the Sanofi Agreement) with Genzyme Corporation, a wholly owned subsidiary of Sanofi to create and develop IgM agonist antibodies will now focus exclusively on immunology targets (the Sanofi Refocusing). In connection with the Sanofi Refocusing, Sanofi exercised their right to terminate the oncology collaboration targets effective June 2024. We have retained global rights to our proprietary technology related to the oncology targets nominated by Sanofi under the collaboration, but as a result of this termination we have no further obligation to conduct research and development activities for the oncology targets.

For each of the three Sanofi designated immunology targets, we will continue to lead research and development activities and assume related costs through the completion of a Phase 1 clinical trial, after which Sanofi will be responsible for all subsequent development activities, commercialization efforts, and related costs. We will be eligible to receive up to $1.065 billion in aggregate development, regulatory and commercial milestones per each immunology target as well as tiered high single-digit to low-teen royalties on global net sales.

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

Results of Operations

Comparison of Three Months Ended June 30, 2024 and 2023

The following table summarizes our results of operations for the three months ended June 30, 2024 and 2023, together with the changes in those items in dollars:

	Three Months Ended
	June 30,
(in thousands)	2024	2023	Change
Collaboration revenue	$1,254	$448	$806

Operating expenses:
Research and development	41,962	55,673	(13,711)
General and administrative	10,649	12,983	(2,334)
Total operating expenses	52,611	68,656	(16,045)
Loss from operations	(51,357)	(68,208)	16,851

Other income:
Interest income	3,455	3,894	(439)
Total other income	3,455	3,894	(439)
Loss before income tax expense	(47,902)	(64,314)	16,412
Income tax expense	—	(109)	109
Net loss	$(47,902)	$(64,423)	$16,521

Collaboration Revenue

Collaboration revenue was $1.3 million and $0.4 million for the three months ended June 30, 2024 and 2023, respectively and relates solely to revenue generated from the Sanofi Agreement. The increase of $0.8 million in collaboration revenue is primarily attributable to the cumulative catch-up adjustment of $0.8 million related to the Sanofi Refocusing. Please refer to Note 7 – Sanofi Agreement to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional revenue recognition disclosures.

Research and Development Expenses

The following table summarizes our research and development expenses incurred during the periods indicated:

	Three Months Ended
	June 30,
(in thousands)	2024	2023	Change
Direct expenses
Clinical stage programs (1)	$13,027	$17,063	$(4,036)
Preclinical stage programs	5,394	9,539	(4,145)
Indirect expenses
Personnel-related	16,907	22,641	(5,734)
Depreciation and facilities	6,634	6,430	204
Total research and development expenses	$41,962	$55,673	$(13,711)
(1)
The three months ended June 30, 2024 and 2023 include direct expenses related to our active and completed clinical programs and related preclinical costs prior to trial initiation.

Research and development expenses were $42.0 million and $55.7 million for the three months ended June 30, 2024 and 2023, respectively. The decrease of $13.7 million was primarily driven by lower personnel expense and preclinical and clinical stage program expenses.

▪
Clinical stage direct program expenses decreased by $4.0 million, primarily driven by the wind down of deprioritized clinical programs, including imvotamab in oncology, IGM-7354, and IGM-2644 in oncology.
▪
Preclinical stage program expenses decreased by $4.1 million, primarily driven by a decrease in research related activities and professional services as a result of the Strategic Refocusing.
▪
Personnel-related expenses decreased by $5.7 million due to the Strategic Refocusing.
▪
Depreciation and facilities expenses increased by $0.2 million, primarily due to additional equipment and infrastructure.

General and Administrative Expenses

General and administrative expenses were $10.6 million and $13.0 million for the three months ended June 30, 2024 and 2023, respectively. The decrease of $2.4 million was primarily driven by lower personnel costs due to reduced headcount.

Interest Income

Interest income was $3.5 million and $3.9 million for the three months ended June 30, 2024 and 2023, respectively. The decrease of approximately $0.4 million was primarily due to lower invested capital during the three months ended June 30, 2024.

Comparison of Six Months Ended June 30, 2024 and 2023

The following table summarizes our results of operations for the six months ended June 30, 2024 and 2023, together with the changes in those items in dollars:

	Six Months Ended
	June 30,
(in thousands)	2024	2023	Change
Collaboration revenue	$1,751	$970	$781

Operating expenses:
Research and development	85,777	106,567	(20,790)
General and administrative	21,187	25,985	(4,798)
Total operating expenses	106,964	132,552	(25,588)
Loss from operations	(105,213)	(131,582)	26,369

Other income (expense):
Interest income	7,495	8,066	(571)
Other expense	—	(20)	20
Total other income (expense)	7,495	8,046	(551)
Loss before income tax expense	(97,718)	(123,536)	25,818
Income tax expense	—	(196)	196
Net loss	$(97,718)	$(123,732)	$26,014

Collaboration Revenue

Collaboration revenue was $1.8 million and $1.0 million for the six months ended June 30, 2024 and 2023, respectively and relates solely to revenue generated from the Sanofi Agreement. The increase of $0.8 million and total revenue generated is primarily attributable to the cumulative catch-up adjustment of $0.8 million related to the Sanofi Refocusing. Please refer to Note 7 – Sanofi Agreement to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional revenue recognition disclosures.

Research and Development Expenses

The following table summarizes our research and development expenses incurred during the periods indicated:

	Six Months Ended
	June 30,
(in thousands)	2024	2023	Change
Direct expenses
Clinical stage programs (1)	$27,396	$32,368	$(4,972)
Preclinical stage programs	12,102	19,188	(7,086)
Indirect expenses
Personnel-related	33,405	43,252	(9,847)
Depreciation and facilities	12,874	11,759	1,115
Total research and development expenses	$85,777	$106,567	$(20,790)
(1)
The six months ended June 30, 2024 and 2023 include direct expenses related to our active and completed clinical programs and related preclinical costs prior to trial initiation.

Research and development expenses were $85.8 million and $106.6 million for the six months ended June 30, 2024 and 2023, respectively. The decrease of $20.8 million was primarily driven by lower personnel, preclinical stage and clinical stage program expenses, partially offset by higher depreciation and facilities expenses.

▪
Clinical stage direct program expenses decreased by $5.0 million, primarily driven by the wind down of deprioritized clinical programs, including imvotamab in oncology, IGM-7354, and IGM-2644, partially offset by the advancement of Phase 1 clinical trials for imvotamab in autoimmune diseases.
▪
Preclinical stage program expenses decreased by $7.1 million, primarily driven by a decrease in research related activities and professional services as a result of the Strategic Refocusing.
▪
Personnel-related expenses decreased by $9.8 million due to the Strategic Refocusing.

▪
Depreciation and facilities expenses increased by $1.1 million, primarily due to additional equipment and infrastructure.

General and Administrative Expenses

General and administrative expenses were $21.2 million and $26.0 million for the six months ended June 30, 2024 and 2023, respectively. The decrease of $4.8 million was primarily driven by lower personnel costs due to reduced headcount.

Interest Income

Interest income was $7.5 million and $8.1 million for the six months ended June 30, 2024 and 2023, respectively. The decrease of approximately $0.6 million was primarily due to lower invested capital during the six months ended June 30, 2024.

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

Since our inception and through June 30, 2024, we have funded our operations primarily through the sale of common stock and pre-funded warrants in our public offerings and private placement, the sale of convertible preferred stock and the issuance of unsecured promissory notes in private placements, and payments from our collaboration partners. We maintain a shelf registration statement with the SEC for the potential offering, issuance and sale by us of our common stock, non-voting common stock, debt securities, preferred stock, and certain other securities from time to time in one or more offerings.

As of June 30, 2024, we had cash, cash equivalents, and marketable securities of $256.4 million and an accumulated deficit of $919.0 million. Our material cash requirements include our operating expenses, which consist primarily of research and development expenditures related to our programs and related personnel costs, as well as our operating leases.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Six Months Ended
	June 30,
(in thousands)	2024	2023
Net cash, cash equivalents, and restricted cash (used in) provided by:
Operating activities	$(79,791)	$(104,102)
Investing activities	33,175	63,499
Financing activities	767	70,027
Net (decrease) increase in cash, cash equivalents, and restricted cash	$(45,849)	$29,424

Cash Used in Operating Activities

For the six months ended June 30, 2024, net cash used in operating activities was $79.8 million, which consisted primarily of a net loss of $97.7 million and a net change of $3.9 million in our net operating assets and liabilities, partially offset by $21.8 million in non-cash charges. The net change in our operating assets and liabilities was primarily due to a decrease in net liabilities of $4.7 million mainly driven by the reduction of deferred revenue from the recognition of collaboration revenue and payments related to operating leases. The non-cash charges primarily consisted of stock-based compensation of $16.4 million, depreciation expense of $4.5 million and lease expense of $2.9 million, offset by the net change in discounts purchased and accretion on marketable securities of $1.8 million.

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

Cash Provided by Investing Activities

For the six months ended June 30, 2024, net cash provided by investing activities was $33.2 million, which primarily consisted of $153.9 million in maturities of marketable securities, partially offset by $117.0 million in purchases of marketable securities and $3.7 million in purchases of property, plant, and equipment.

For the six months ended June 30, 2023, net cash provided by investing activities was $63.5 million, which consisted of $237.0 million in maturities and sales of marketable securities, partially offset by $165.7 million in purchases of marketable securities and $7.9 million in purchases of property, plant, and equipment.

Cash Provided by Financing Activities

For the six months ended June 30, 2024, net cash provided by financing activities was $0.8 million, which consisted primarily of $0.6 million in proceeds from purchases under the employee stock purchase plan and $0.3 million in proceeds from the exercise of stock options.

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

Contractual Obligations and Commitments

We have entered into leases for offices, laboratory, and manufacturing facilities in Mountain View, California, which includes our headquarters and main offices. Additionally, we have entered into a lease for office and laboratory space in Doylestown, Pennsylvania. As of June 30, 2024, future minimum lease commitments under these leases were $59.9 million.

In addition, we enter into agreements in the normal course of business with CROs, CMOs and other vendors for research and development services for operating purposes, which are generally cancelable upon written notice.

For product candidates that are currently in various research and development stages, we may be obligated to make up to $361.9 million of future development, regulatory, and commercial milestone and royalty payments associated with the optioned technologies in our license agreements. Payments under these agreements generally become due and payable upon achievement of certain milestones. The achievement of these milestones was not probable and payment was not required as of June 30, 2024, as such, contingencies have not been recorded in our condensed consolidated financial statements. Amounts related to contingent milestone payments are not yet considered contractual obligations as they are contingent on the successful achievement of certain milestones. See Note 5 – License Agreements to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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

Our critical accounting policies are described in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Use of Estimates” in our Annual Report on Form 10-K filed with the SEC on March 7, 2024 and the notes to the condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q. During the six months ended June 30, 2024, there were no material changes to our critical accounting policies from those discussed in our Annual Report on Form 10-K filed with the SEC on March 7, 2024.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In addition, the FDA and other regulatory authorities may change their policies, issue additional regulations or revise existing regulations, any of which could delay our ability to obtain approvals, increase the costs of compliance or restrict our ability to maintain any regulatory approvals we may have obtained. Recently, the U.S. Supreme Court overruled the Chevron doctrine, which gives deference to regulatory agencies' statutory interpretations in litigation against federal government agencies, such as the FDA where the law is ambiguous. This Supreme Court decision may invite more companies and other stakeholders to bring lawsuits against the FDA to challenge longstanding decisions and policies of the FDA, including FDA's statutory interpretations of market exclusivities and the "substantial evidence" requirements for drug approvals, which could undermine the FDA's authority, lead to uncertainties in the industry, and disrupt the FDA's normal operations, any of which could delay the FDA's review of our regulatory submissions. We cannot predict the full impact of this decision on us or the pharmaceutical industry in general.

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
▪
delay or failure to manufacture sufficient supplies of the product candidate or combination agents for our clinical trials;
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

All of our product candidates and discovery programs are in preclinical development or early stage clinical development, and not all adverse effects of drugs can be predicted or anticipated. Unforeseen side effects from our product candidates could arise at any time during clinical development or, if approved by regulatory authorities, after the approved product has been marketed. Of our product candidates in active development, we have only disclosed early safety data in humans from Phase 1 clinical trials, and our preclinical and discovery programs have not been tested on humans at all. For example, we are encouraged by the safety profile of imvotamab and the relatively low rate of cytokine release syndrome (CRS) observed in our previous clinical trial; however, we may see cases of serious CRS in patients in future clinical trials, which may delay our clinical testing of imvotamab or delay or prevent marketing approval in the future.

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

Due to the significant resources required for the development of our programs, we must focus our programs on specific product candidates and indications and decide which product candidates to pursue and advance and the amount of resources to allocate to each. Our decisions concerning the allocation of research, development, collaboration, management and financial resources toward particular product candidates or indications may not lead to the development of any viable commercial product and may divert resources away from better opportunities. For example, in December 2023, we committed to a strategic refocusing (Strategic Refocusing), pursuant to which we suspended clinical development activities for certain product candidates. This decision or potential future decisions to delay, terminate or collaborate with third parties in respect of certain programs may subsequently also cause us to miss valuable opportunities. If we make incorrect determinations regarding the viability or market potential of any of our programs or product candidates or misread trends in the oncology or biotechnology industry, our business, financial condition and results of operations could be materially adversely affected. As a result, we may fail to capitalize on viable commercial products or profitable market opportunities, fail to recoup our research and development and other investments in the clinical programs we have selected, be required to forego or delay pursuit of opportunities with other product candidates or other indications that may later prove to have greater commercial potential than those we choose to pursue, or relinquish valuable rights to such product candidates through collaboration, licensing or other royalty arrangements in cases in which it would have been advantageous for us to invest additional resources to retain sole development and commercialization rights.

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

Under the American Rescue Plan Act of 2021, the statutory cap on Medicaid Drug Rebate Program rebates that manufacturers pay to state Medicaid programs was eliminated. Elimination of this cap may require pharmaceutical manufacturers to pay more in rebates than it receives on the sale of products, which could have a material impact on our business. In August 2022, Congress passed the IRA, which includes prescription drug provisions that have significant implications for the pharmaceutical industry and Medicare beneficiaries, including allowing the federal government to negotiate a maximum fair price for certain high-priced single source Medicare drugs, imposing penalties and excise tax for manufacturers that fail to comply with the drug price negotiation requirements, requiring inflation rebates for all Medicare Part B and Part D drugs, with limited exceptions, if their drug prices increase faster than inflation, and redesigning Medicare Part D to reduce out-of-pocket prescription drug costs for beneficiaries, among other changes. Various pharmaceutical companies have initiated lawsuits against the federal government asserting that the price negotiation provisions of the IRA are unconstitutional. With the Supreme Court's recent decision that overturned the Chevron doctrine, the IRA as well as other administration decisions of HHS, including those of the CMS, may be subject to increased litigation and judicial scrutiny. The full impact of these judicial challenges as well as future legislative, executive, and administrative actions and agency rules implemented by the government on us and the pharmaceutical industry as a whole is unclear. The implementation of cost containment measures, including the prescription drug provisions under the IRA, as well as other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our product candidates if approved. Uncertainties created by the IRA and other cost containment measures may negatively impact potential investments, company valuation, royalty-based earnings, mergers and acquisitions in our industry. Further, many states have proposed or enacted legislation and administrative actions that seek to indirectly or directly regulate pharmaceutical drug pricing, such as by requiring biopharmaceutical manufacturers to publicly report proprietary pricing information or to place a maximum price ceiling on pharmaceutical products purchased by state agencies. FDA recently authorized the state of Florida to import certain prescription drugs from Canada for a period of two years to help reduce drug costs, provided that Florida’s Agency for Health Care Administration meets the requirements set forth by the FDA. Other states may follow Florida. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could affect the prices we may obtain for any of our product candidates for which we may obtain regulatory approval or the frequency with which any such product candidate, if approved, is prescribed or used. Complying with any new legislation and regulatory changes could be time-intensive and expensive, resulting in a material adverse effect on our business.

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

We are exposed to the risk of employee fraud or other misconduct. Misconduct by employees and independent contractors, such as principal investigators, consultants and vendors, could include intentional failures to comply with FDA regulations, to provide accurate information to the FDA, to comply with federal and state health care fraud and abuse laws, to report financial information or data accurately or to disclose unauthorized activities to us. In particular, sales, marketing and business arrangements in the health care industry are subject to extensive laws intended to prevent fraud, misconduct, kickbacks, self-dealing and other abusive practices. These laws may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Employee and independent contractor misconduct could also involve the improper use of information obtained during clinical trials, which could result in regulatory sanctions and serious harm to our reputation. We have adopted a written code of business conduct and ethics, but it is not always possible to identify and deter employee or independent contractor misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to comply with these laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of significant fines or other sanctions.

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

We have incurred significant losses since our inception. Our net loss for the six months ended June 30, 2024 was $97.7 million. As of June 30, 2024, our accumulated deficit was approximately $919.0 million. We expect to continue to incur losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of, and seek regulatory approvals for, our product candidates, prepare for and begin to commercialize any approved product candidates and add infrastructure and personnel to support our product development efforts and operations as a public company. Historically we have financed our operations primarily through the sale of equity and debt securities as well as funding received from our collaboration partners. We do not generate any revenue from product sales and our product candidates will require substantial additional investment before they may provide us with any revenue, if ever.

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

As of June 30, 2024, we had $256.4 million in cash, cash equivalents, and marketable securities. We believe that our existing cash, cash equivalents, and marketable securities will enable us to fund our operating expenses and capital expenditure requirements for at least one year past the issuance date of the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. Our estimate as to how long we expect our cash, cash equivalents, and marketable securities to be able to continue to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned. In addition, because successful development of our product candidates is uncertain, we are unable to estimate the actual funds we will require to complete research and development and to commercialize our product candidates.

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

At June 30, 2024, we had $256.4 million of cash, cash equivalents, and marketable securities. While we are not aware of any downgrades, material losses, or other significant deterioration in the fair value of our cash equivalents or marketable securities since June 30, 2024, no assurance can be given that further deterioration of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents or our ability to meet our financing objectives. Furthermore, our stock price may decline due in part to the volatility of the stock market and general economic downturn.

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

To succeed, we must recruit, retain, manage and motivate qualified clinical, scientific, manufacturing, and sales and marketing personnel, and we face significant competition for experienced personnel. In addition, we will need to expand and effectively manage our managerial, operational, financial, development and other resources to successfully pursue our research, development and commercialization efforts for our existing and future product candidates. Furthermore, replacing executive officers and key employees may be difficult and may take an extended period of time because of the limited talent pool in our industry due to the breadth of skills and experience required to successfully develop, gain regulatory approval of and commercialize products. Intense competition for attracting key skill sets may limit our ability to retain and motivate these key personnel on acceptable terms.

Many of the other biotechnology companies that we compete against for qualified personnel have greater financial and other resources, different risk profiles and a longer history in the industry than we do. They also may provide more diverse opportunities and better prospects for career advancement. Some of these characteristics may be more appealing to high-quality candidates than what we have to offer. We also experience competition for the hiring of scientific and clinical personnel from universities and research institutions. In addition to competition for personnel, the San Francisco Bay Area in particular is characterized by a high cost of living. This high cost of living will increase the difficulty of attracting experienced personnel to our company, and we may be required to expend significant financial resources in our employee recruitment and retention efforts. Additionally, the U.S. has recently experienced historically high levels of inflation and an acute workforce shortage generally, which has created a hyper-competitive wage environment that may increase our operating costs. Any changes in our compensation structure, workforce reductions (including the reduction in force we announced in December 2023 in connection with the Strategic Refocusing), or other cost reduction efforts may be negatively received by employees and result in attrition or recruiting difficulties. Moreover, there can be no assurance that any initiatives we take to improve employee retention will be successful in achieving their objectives, including the exchange of employee stock options for new restricted stock units completed in July 2024.

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

As of June 30, 2024, we had 204 full-time employees. As our development and commercialization plans and strategies develop, and as we transition into operating as a public company, we expect to expand our employee base for managerial, operational, financial and other resources. Additionally, as our product candidates and discovery programs enter and advance through preclinical studies and any clinical trials, we will need to expand our research, development, manufacturing, regulatory and sales and marketing capabilities or contract with other organizations to provide these capabilities for us. Future growth would impose significant added responsibilities on members of management, including the need to identify, recruit, maintain, motivate and integrate additional employees. Also, our management may need to divert a disproportionate amount of their attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, give rise to operational errors, loss of business opportunities, loss of employees and reduced productivity amongst remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of existing and additional product candidates and discovery programs. In December 2023, we announced a reduction in our workforce by approximately 22% as part of our commitment to the Strategic Refocusing. If our management is unable to effectively manage our expected growth, our expenses may increase more than expected, our ability to generate or grow revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize our product candidates and compete effectively with others in our industry will depend on our ability to effectively expand our organization and manage any future growth.

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

In addition, California voters recently passed the California Privacy Rights Act (CPRA), which modified the CCPA significantly as of January 1, 2023, potentially resulting in further uncertainty and requiring us to incur additional costs and expenses in an effort to comply. In addition, several states within the United States have enacted or proposed data privacy laws. For example, Colorado, Connecticut, Delaware, Indiana, Iowa, Kentucky, Maryland, Minnesota, Montana, Nebraska, New Hampshire, New Jersey, Oregon, Rhode Island, Tennessee, Texas, Utah, and Virginia, have enacted similar legislation. Although the CCPA and many similar state statutes include exemptions for certain clinical trials data, these laws may increase our compliance costs and potential liability with respect to other personal information we collect or otherwise process. Further, other states have enacted laws that cover certain aspects of the collection, use, disclosure, and/or other processing of health information, such as Washington's My Health, My Data Act, which, among other things, provides a private right of action. It is possible that these laws and regulations may be interpreted and applied in a manner that is inconsistent with our practices, or for this to be perceived to be the case. Such interpretation and application could result in government-imposed fines or orders requiring that we change our practices, which could adversely affect our business. In addition, these laws and regulations relating to privacy, data protection and data security vary between states, may differ from country to country, and may vary based on whether testing is performed in the United States or in the local country.

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

Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the Code), if a corporation undergoes an “ownership change,” the corporation’s ability to use its net operating losses (NOLs) and other pre-change tax attributes such as research tax credits to offset its post-change taxable income or taxes may be limited. In general, an “ownership change” occurs if there is a cumulative change in our ownership by “5% shareholders” that exceeds 50 percentage points over a rolling three-year period. We completed a Section 382 study and believe we have experienced at least two changes in ownership. Consequently, we may be limited in our ability to use our NOL carryforwards and other tax assets in a future year if taxable income in that given year exceeds our cumulative 382 NOL utilization limits through that specific year. As a result, even if we attain profitability, it is possible 382 limitations on the ability to use our NOL carryforwards and other tax assets could adversely affect our future cash flows. In addition, our NOL carryforwards may be unavailable to offset future taxable income because of restrictions under U.S. tax law. The Tax Cuts and Jobs Act of 2017 (Tax Act), as modified by the Coronavirus Aid, Relief, and Economic Security Act, imposes certain limitations on the deduction of NOLs, including a limitation on use of NOLs generated in tax years that began on or after January 1, 2018 to offset 80% of taxable income in tax years beginning on or after January 1, 2021. In addition, California has recently proposed a temporary suspension on the use of state net operating loss carryforwards for certain businesses, which may adversely affect our company if it earns taxable income in the impacted tax years. Other state tax limitations may apply.

Changes in the U.S. taxation of international business activities or the adoption of other tax reform policies could materially impact our business, results of operations and financial condition.

Changes to U.S. tax laws that may be enacted in the future could impact the tax treatment of our foreign earnings. If we expand our international business activities, any changes in the U.S. or foreign taxation of such activities may increase our worldwide effective tax rate and adversely affect our business, results of operations and financial condition. For example, the Organization for Economic Cooperation and Development has proposed implementing a global minimum tax of 15%, referred to as Pillar 2, which has been agreed to by over 136 countries. Pillar 2 has been implemented by the member states of the European Union into national legislation as of the end of 2023 and may be adopted by other jurisdictions. In addition, on January 1, 2022, a provision of the Tax Act went into effect that eliminates the option to deduct domestic research and development costs in the year incurred and instead requires taxpayers to amortize such costs over five years. In 2022, the United States also enacted the Inflation Reduction Act of 2022 (IRA), which imposes, among others, a 1% excise tax on certain repurchases of stock and a 15% alternative minimum income tax on “adjusted financial statement income” of certain corporations. Such changes, among others, may adversely affect our effective tax rates, cash flows and general business condition.

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

We currently have limited in-house manufacturing experience and personnel. While we operate a cGMP manufacturing facility for the manufacture of clinical trial drug materials, we expect to continue to rely for some time on third parties to manufacture our product candidates and for the commercial manufacture of some or all of our product candidates, if approved. Bulk drug substance (BDS) for our clinical-stage product candidates is provided from both internal and third-party contract manufacturers. Any reduction or halt in supply of BDS could severely constrain our ability to develop our product candidates until a replacement contract manufacturer is found and qualified. As a result of supply chain constraints and staffing issues at one of our contract manufacturers, we have previously adjusted the anticipated filing date of our IND application for one of our clinical candidates. In addition, we currently rely on a third-party contract research organization for the conduct of our clinical assays and we have experienced, and may continue to experience, delays and interruptions, as well as quality and design errors, in this supply of information to us. If we are unable to arrange for and maintain such third-party manufacturing and analytical sources that are capable of meeting regulatory standards, or fail to do so on commercially reasonable terms, we may not be able to successfully produce sufficient supply of product candidate or clinical sample analysis data, or we may be delayed in doing so. If we are unable to arrange for and maintain such third-party manufacturing sources that are capable of meeting regulatory standards, or fail to do so on commercially reasonable terms, we may not be able to successfully produce sufficient supply of product candidate or we may be delayed in doing so. A loss of supply of our product candidates or combination agents, for any reason, including as a result of manufacturing, supply or storage issues, damaged shipments, or otherwise, could result in us experiencing further delays, or disruptions, suspensions or terminations of, or being required to restart or repeat, any pending or ongoing clinical trials. Such failure or substantial delay or loss of supply could materially harm our business.

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

In March 2022, we entered into the Sanofi Agreement, pursuant to which we agreed to collaborate with Sanofi to generate, develop, manufacture and commercialize IgM antibodies directed to six primary targets, three of which were intended as oncology targets and three of which are intended as immunology targets. In April 2024, we announced that the Sanofi Agreement will focus exclusively on immunology targets, with the oncology targets terminated from the agreement.

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

Changes in patent laws, patent regulations, or patent jurisprudence could diminish the value of patents in general, thereby impairing our ability to protect our product candidates.

The patent positions of pharmaceutical and biotechnology companies can be highly uncertain and involve complex legal and factual questions for which important legal principles remain unresolved. Changes in either the patent laws, patent office regulations, or in the interpretations of patent laws in the United States and other countries may diminish the value of our intellectual property. We cannot predict the breadth of claims that may be allowed or found to be enforceable in our patents or in third-party patents. The United States has enacted and is currently implementing wide-ranging patent reform legislation. Additional legislation limiting the value of pharmaceutical and biotechnological patents is pending in Congress. Moreover, the USPTO is seeking to implement regulations that would limit the enforceability of continuation or follow-on patents. Further, recent U.S. Supreme Court and Court of Appeals for the Federal Circuit rulings have either narrowed the scope of patent protection available in certain circumstances or weakened the rights of patent owners in certain situations. In addition to increasing uncertainty regarding our ability to obtain patents in the future, this combination of events has created uncertainty with respect to the validity, scope, and value of patents once obtained.

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

We are controlled by a concentrated group of stockholders, whose interests in our business may conflict with yours.

As of June 30, 2024, stockholders with ownership equal to 5% or more of our outstanding capital stock and their respective affiliates, beneficially owned a majority of the shares of our outstanding capital stock. Accordingly, our principal stockholders will be able to control most matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, including mergers and sales of all or substantially all of our assets. The interests of these principal stockholders may not always coincide with your interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders. For example, our concentration of ownership could have the effect of delaying or preventing a change in control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could cause the market price of our common stock to decline or prevent our stockholders from realizing a premium over the market price for their shares of our common stock.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

During the quarter ended June 30, 2024, none of our directors or officers (as defined in Section 16 of the Securities Exchange Act of 1934, as amended) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K.

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

IGM Biosciences, Inc.

Date: August 14, 2024	By:	/s/ Fred Schwarzer
Fred Schwarzer
Chief Executive Officer, President and Director (Principal Executive Officer)

Date: August 14, 2024	By:	/s/ Misbah Tahir
Misbah Tahir
Chief Financial Officer (Principal Financial Officer)

Date: August 14, 2024	By:	/s/ Steven Weber
Steven Weber
Senior Vice President, Corporate Controller (Principal Accounting Officer)