Form 10-Q
period 2024-09-30
IGM Biosciences, Inc.
filed 2024-11-08
CIK 1496323

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of November 1, 2024, the registrant had 34,077,198 shares of common stock, $0.01 par value per share, and 25,386,983 shares of non-voting common stock, $0.01 par value per share, outstanding.

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

In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will” or “would,” or the negative of these terms or other similar expressions. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about: the therapeutic applications for our IgM antibodies; the advantages of the properties of our IgM bispecific antibodies; the timing of the initiation, progress and potential results of our preclinical studies, clinical trials and our discovery programs; our ability to utilize our IgM antibody platform to generate and advance additional product candidates; our ability to advance product candidates into, and successfully complete, clinical trials; the timing or likelihood of regulatory filings and approvals; our estimates of the number of patients who suffer from the diseases we are targeting and the number of patients that may enroll in our clinical trials; the commercializing of our product candidates, if approved; whether, and for how long, we will rely on third parties to manufacture our product candidates for preclinical and clinical testing and to package, label, store and distribute our investigational product candidates; our ability and the potential to successfully manufacture and supply our product candidates for clinical trials and for commercial use, if approved; potential business disruptions affecting drug discovery, our preclinical studies or the initiation, patient enrollment, development and operation of our clinical trials; the sufficiency of our backup to our master cell banks; expectations regarding our collaboration agreement with Genzyme Corporation, a wholly owned subsidiary of Sanofi (Sanofi), including all financial aspects of the collaboration, the potential benefits and results of the collaboration, as well as plans and objectives with respect to the collaboration; future strategic arrangements and/or collaborations and the potential benefits of such arrangements; our expectations regarding the impact of macroeconomic conditions, such as inflation, supply chain disruptions and economic volatility, on our business; our expectations regarding the impact of health epidemics, such as the COVID-19 pandemic, and other catastrophic events on our business; our anticipated use of our existing resources; our estimates regarding expenses, future revenue, capital requirements and needs for additional financing and our ability to obtain additional capital; the sufficiency of our existing cash, cash equivalents, and marketable securities to fund our future operating expenses and capital expenditure requirements; our expectations regarding the impact of recently issued accounting standards; our ability to retain the continued service of our key personnel and to identify, hire and retain additional qualified professionals; the implementation of our business model, strategic plans for our business and product candidates, including our expectations regarding our strategic pivot announced in September 2024; the scope of protection we are able to establish and maintain for intellectual property rights, including our IgM platform, product candidates and discovery programs; our ability to contract with third-party suppliers and manufacturers and their ability to perform adequately; the pricing, coverage and reimbursement of our product candidates, if approved; developments relating to our competitors and our industry, including competing product candidates and therapies; and the ability of our clinical trials to demonstrate the safety and efficacy of our product candidates, and other positive results.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

IGM Biosciences, Inc.

Condensed Balance Sheets

(Unaudited)

(in thousands, except share and per share data)

	September 30,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$42,875	$112,520
Restricted cash	190	592
Marketable securities	175,912	225,157
Prepaid expenses and other current assets	10,654	9,328
Total current assets	229,631	347,597
Property, plant and equipment, net	34,650	38,232
Operating lease right-of-use assets	39,088	35,773
Other non-current assets	1,139	1,809
Total assets	$304,508	$423,411

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,545	$1,326
Accrued liabilities	31,071	31,544
Lease liabilities	6,695	5,834
Deferred revenue	2,653	3,777
Total current liabilities	43,964	42,481
Lease liabilities, non-current	39,162	34,672
Deferred revenue, non-current	141,881	143,024
Other liabilities, non-current	554	—
Total liabilities	225,561	220,177
Commitments and contingencies (Note 5)

Stockholders' equity:
Preferred stock, $0.01 par value; 200,000,000 shares authorized as of September 30, 2024 and December 31, 2023; no shares issued and outstanding as of September 30, 2024 and December 31, 2023	—	—
Common stock, $0.01 par value; 1,000,000,000 shares authorized as of September 30, 2024 and December 31, 2023; 34,060,315 and 33,180,749 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	340	331
Non-voting common stock, $0.01 par value; 200,000,000 shares authorized as of September 30, 2024 and December 31, 2023; 25,386,983 and 25,500,383 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	254	255
Additional paid-in-capital	1,058,322	1,023,739
Accumulated other comprehensive income	421	151
Accumulated deficit	(980,390)	(821,242)
Total stockholders’ equity	78,947	203,234
Total liabilities and stockholders’ equity	$304,508	$423,411

The accompanying notes are an integral part of these unaudited condensed financial statements.

IGM Biosciences, Inc.

Condensed Statements of Operations

(Unaudited)

(in thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Collaboration revenue	$516	$509	$2,267	$1,479

Operating expenses:
Research and development	46,142	54,762	131,919	161,329
General and administrative	18,761	12,507	39,948	38,492
Total operating expenses	64,903	67,269	171,867	199,821
Loss from operations	(64,387)	(66,760)	(169,600)	(198,342)

Other income (expense):
Interest income	2,957	5,011	10,452	13,077
Other expense	—	—	—	(20)
Total other income (expense)	2,957	5,011	10,452	13,057
Loss before income tax expense	(61,430)	(61,749)	(159,148)	(185,285)
Income tax expense	—	(240)	—	(436)
Net loss	$(61,430)	$(61,989)	$(159,148)	$(185,721)

Net loss per share, basic and diluted	$(1.01)	$(1.04)	$(2.63)	$(3.73)
Weighted-average common shares outstanding, basic and diluted	60,657,797	59,580,402	60,403,056	49,778,716

The accompanying notes are an integral part of these unaudited condensed financial statements.

IGM Biosciences, Inc.

Condensed Statements of Comprehensive Loss

(Unaudited)

(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Net loss	$(61,430)	$(61,989)	$(159,148)	$(185,721)
Other comprehensive income:
Unrealized gain on marketable securities	616	175	270	424
Comprehensive loss	$(60,814)	$(61,814)	$(158,878)	$(185,297)

The accompanying notes are an integral part of these unaudited condensed financial statements.

IGM Biosciences, Inc.

Condensed Statements of Stockholders’ Equity

(Unaudited)

(in thousands, except share amounts)

			Non-Voting		Additional	Accumulated Other		Total
	Common Stock		Common Stock		Paid-In-	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance—December 31, 2023	33,180,749	$331	25,500,383	$255	$1,023,739	$151	$(821,242)	$203,234
Conversion of non-voting common stock into voting common stock	113,400	1	(113,400)	(1)	—	—	—	—
Exercise of stock options, net of shares withheld for taxes and exercise costs	113,314	1	—	—	191	—	—	192
Issuance of common stock for vested restricted stock units	156,439	2	—	—	(2)	—	—	—
Unrealized loss on marketable securities	—	—	—	—	—	(279)	—	(279)
Stock-based compensation expense	—	—	—	—	7,922	—	—	7,922
Net loss	—	—	—	—	—	—	(49,816)	(49,816)
Balance—March 31, 2024	33,563,902	$335	25,386,983	$254	$1,031,850	$(128)	$(871,058)	$161,253
Exercise of stock options, net of shares withheld for taxes and exercise costs	76,339	1	—	—	63	—	—	64
Issuance of common stock for vested restricted stock units	96,550	1	—	—	(1)	—	—	—
Purchases under employee stock purchase plan	115,793	1	—	—	581	—	—	582
Unrealized loss on marketable securities	—	—	—	—	—	(67)	—	(67)
Stock-based compensation expense	—	—	—	—	8,428	—	—	8,428
Net loss	—	—	—	—	—	—	(47,902)	(47,902)
Balance—June 30, 2024	33,852,584	$338	25,386,983	$254	$1,040,921	$(195)	$(918,960)	$122,358
Exercise of stock options, net of shares withheld for taxes and exercise costs	122,315	1	—	—	1,200	—	—	1,201
Issuance of common stock for vested restricted stock units	85,416	1	—	—	(1)	—	—	—
Unrealized gain on marketable securities	—	—	—	—	—	616	—	616
Stock-based compensation expense	—	—	—	—	16,202	—	—	16,202
Net loss	—	—	—	—	—	—	(61,430)	(61,430)
Balance—September 30, 2024	34,060,315	$340	25,386,983	$254	$1,058,322	$421	$(980,390)	$78,947

IGM Biosciences, Inc.

Condensed Statements of Stockholders’ Equity

(Unaudited)

(in thousands, except share amounts)

			Non-Voting		Additional	Accumulated Other		Total
	Common Stock		Common Stock		Paid-In-	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
Balance—December 31, 2022	29,394,436	$294	13,687,883	$137	$862,359	$(701)	$(574,826)	$287,263
Exercise of stock options	40,774	—	—	—	75	—	—	75
Issuance of common stock for vested restricted stock units	64,863	1	—	—	(1)	—	—	—
Unrealized gain on marketable securities	—	—	—	—	—	354	—	354
Stock-based compensation expense	—	—	—	—	11,047	—	—	11,047
Net loss	—	—	—	—	—	—	(59,309)	(59,309)
Balance—March 31, 2023	29,500,073	$295	13,687,883	$137	$873,480	$(347)	$(634,135)	$239,430
Issuance of common stock in connection with public offering and private placement, net of offering costs	3,187,500	32	6,187,500	62	68,297	—	—	68,391
Exercise of stock options	10,788	—	—	—	14	—	—	14
Issuance of common stock for vested restricted stock units	81,136	1	—	—	(1)	—	—	—
Purchases under employee stock purchase plan	84,559	1	—	—	990	—	—	991
Unrealized loss on marketable securities	—	—	—	—	—	(105)	—	(105)
Stock-based compensation expense	—	—	—	—	14,309	—	—	14,309
Net loss	—	—	—	—	—	—	(64,423)	(64,423)
Balance—June 30, 2023	32,864,056	$329	19,875,383	$199	$957,089	$(452)	$(698,558)	$258,607
Issuance of common stock connection with public offering	—	—	5,625,000	56	44,944	—	—	45,000
Offering costs in connection with public offering and private placement	—	—	—	—	93	—	—	93
Exercise of stock options	16,576	—	—	—	22	—	—	22
Vest of restricted stock units	4,214	—	—	—	—	—	—	—
Unrealized gain on marketable securities	—	—	—	—	—	175	—	175
Stock-based compensation expense	—	—	—	—	11,954	—	—	11,954
Net loss	—	—	—	—	—	—	(61,989)	(61,989)
Balance—September 30, 2023	32,884,846	$329	25,500,383	$255	$1,014,102	$(277)	$(760,547)	$253,862

The accompanying notes are an integral part of these unaudited condensed financial statements.

IGM Biosciences, Inc.

Condensed Statements of Cash Flows

(Unaudited)

(in thousands)

	Nine Months Ended
	September 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(159,148)	$(185,721)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	6,759	6,096
Stock-based compensation expense	32,552	37,310
Purchase of net discount on marketable securities	3,487	6,959
Net accretion of discounts on marketable securities	(5,697)	(7,151)
Non-cash lease expense	4,113	4,035
Other	35	299
Changes in assets and liabilities:
Prepaid expenses and other current assets	(642)	72
Other non-current assets	670	20
Accounts payable	2,049	1,526
Accrued liabilities	1,436	(4,670)
Lease liabilities, net	(2,077)	(1,519)
Deferred revenue	(2,267)	(1,479)
Other non-current liabilities	554	—
Net cash used in operating activities	(118,176)	(144,223)

Cash flows from investing activities:
Purchases of property, plant and equipment	(4,990)	(10,933)
Purchases of marketable securities	(183,056)	(275,475)
Proceeds from maturities and sales of marketable securities	234,168	369,456
Proceeds from sales of property, plant and equipment	39	—
Net cash provided by investing activities	46,161	83,048

Cash flows from financing activities:
Proceeds from exercise of stock options	1,458	111
Proceeds from purchases under the employee stock purchase plan	582	991
Proceeds from issuance of common stock in public offering and private placement, net of offering costs	—	113,564
Payment of deferred offering costs	(71)	—
Payment of employee taxes and exercise costs for shares withheld	(1)	—
Net cash provided by financing activities	1,968	114,666
Net (decrease) increase in cash, cash equivalents, and restricted cash	(70,047)	53,491

Cash, cash equivalents, and restricted cash
Beginning of period	113,112	121,920
End of period	$43,065	$175,411

Reconciliation of cash, cash equivalents, and restricted cash
Cash and cash equivalents	$42,875	$174,794
Restricted cash	190	617
Cash, cash equivalents, and restricted cash	$43,065	$175,411

Supplemental disclosure of non-cash investing and financing activities:
Right-of-use assets recognized in exchange for lease obligations	$7,428	$1,537
Unpaid amounts related to purchase of property, plant and equipment	$669	$322

The accompanying notes are an integral part of these unaudited condensed financial statements.

IGM Biosciences, Inc.

Notes to Unaudited Condensed Financial Statements

Note 1. Organization

Description of the Business

IGM Biosciences, Inc. (the Company) was incorporated in the state of Delaware in August 1993 under the name Palingen, Inc. and the name was subsequently changed to IGM Biosciences, Inc. in 2010.

The Company’s headquarters are in Mountain View, California. IGM Biosciences, Inc. is a clinical-stage biotechnology company engaged in the development of IgM antibody therapeutics for the treatment of autoimmune and inflammatory diseases.

Prior to September 30, 2024, the Company consolidated two wholly owned subsidiaries. To simplify the corporate structure, the Company’s board of directors approved the merger (Merger) of the subsidiaries with and into the Company, with the Company being the surviving corporation, effective August 30, 2024.

Because the Merger was a reorganization of entities under common control, the net assets were transferred from its subsidiaries at historical carrying value and the effects of the transaction were applied retrospectively as if the Merger had occurred at the earliest date presented in the Company’s financial statements in accordance with Accounting Standard Codification (ASC) Topic 250, Accounting changes and error corrections (Topic 250). The Merger did not have an impact on the financial statements as the Company's financials have historically been presented on a consolidated basis.

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP), as defined by the Financial Accounting Standards Board (FASB), and applicable rules and regulations of the Securities and Exchange Commission (SEC) regarding interim financial reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP have been condensed or omitted, and accordingly the balance sheet as of December 31, 2023 has been derived from the audited financial statements at that date but does not include all of the information required by GAAP for complete financial statements. These unaudited interim condensed financial statements are derived from the Company’s annual financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments which are necessary for a fair statement of the Company’s financial information. The interim results of operations for the three and nine months ended September 30, 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2024 or for any other interim period or for any other future year.

The accompanying interim unaudited condensed financial statements should be read in conjunction with the audited financial statements and the related notes thereto for the year ended December 31, 2023, included in the Company’s Annual Report on Form 10-K filed with the SEC on March 7, 2024.

Liquidity

The Company has incurred net operating losses and negative cash flows from operations since its inception and had an accumulated deficit of $980.4 million as of September 30, 2024. As of September 30, 2024, the Company had cash, cash equivalents, and marketable securities of $218.8 million. Management believes that the existing financial resources are sufficient to continue operating activities at least one year past the issuance date of these condensed financial statements. The Company has historically financed its operations primarily through the sale of common stock and pre-funded warrants in its public offerings and private placement, the sale of convertible preferred stock and issuance of unsecured promissory notes in private placements, and funding received from our collaboration partners. To date, none of the Company’s product candidates have been approved for sale, and the Company has not generated any product revenue since inception. Management expects operating losses to continue and increase for the foreseeable future, as the Company progresses its planned research and development activities for its product candidates. The Company’s prospects are subject to risks, expenses and uncertainties frequently encountered by companies in the biotechnology industry as discussed below. While the Company has been able to raise multiple rounds of financing, there can be no assurance that in the event the Company requires additional financing, such financing will be available on terms which are favorable or at all. Failure to raise sufficient capital when needed or generate sufficient cash flow from operations would impact the ability to pursue business strategies and could require the Company to delay, scale back or discontinue one or more product development programs, or other aspects of the Company's business objectives.

Note 2. Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed financial statements and accompanying notes. Such management estimates include, but are not limited to, those related to revenue recognition, marketable securities, manufacturing accruals, accrued research and development expenses, stock-based compensation, operating lease right-of-use (ROU) assets and liabilities, income tax uncertainties and the valuation of deferred tax assets. The Company bases its estimates on its historical experience and also on assumptions that it believes are reasonable; however, actual results could significantly differ from those estimates. The most significant estimates and assumptions that management considers in the preparation of our financial statements relate to revenue recognition, accrued research and development costs, and leases.

Segments

The Company operates and manages its business as one reportable and operating segment, which is the business of developing engineered IgM antibodies for the treatment of autoimmune and inflammatory diseases. The Company’s chief executive officer, who is the chief operating decision maker, reviews financial information on an aggregate basis for allocating and evaluating financial performance. All long-lived assets are maintained in, and all losses are attributable to, the United States of America.

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

For available-for-sale debt securities in an unrealized loss position, the Company first assesses whether it intends to sell, or it is more likely than not that it will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value and recognized in other income

(expense) in the condensed statements of operations. If neither criteria is met, the Company evaluates whether the decline in fair value is related to credit-related factors or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. Credit-related impairment losses, limited by the amount that the fair value is less than the amortized cost basis, are recorded through an allowance for credit losses in other income (expense).

Any unrealized losses from declines in fair value below the amortized cost basis as a result of non-credit factors are recognized in accumulated other comprehensive income (loss), net of tax as a separate component of stockholders’ equity, along with unrealized gains. Realized gains and losses and declines in fair value, if any, on available-for-sale securities are included in other income (expense) in the condensed statements of operations.

For purposes of identifying and measuring credit-related impairments, the Company’s policy is to exclude applicable accrued interest from both the fair value and amortized cost basis of the related security. The Company has elected to write-off uncollectible accrued interest receivable balances in a timely manner, which is defined by the Company as when interest due becomes 90 days delinquent. The accrued interest write-off will be recorded by reversing interest income. Accrued interest receivable is recorded to prepaid expenses and other current assets on the condensed balance sheets.

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

Upon retirement or sale of the assets, the cost and related accumulated depreciation and amortization are removed from the condensed balance sheets and the resulting gain or loss are recorded to the condensed statements of operations. Repairs and maintenance are charged to the condensed statements of operations as incurred.

Leases

The Company determines if an arrangement is a lease at inception. In addition, the Company determines whether leases meet the classification criteria of a finance or operating lease at the lease commencement date considering: (1) whether the lease transfers ownership of the underlying asset to the lessee at the end of the lease term, (2) whether the lease grants the lessee an option to purchase the underlying asset that the lessee is reasonably certain to exercise, (3) whether the lease term is for a major part of the remaining economic life of the underlying asset, (4) whether the present value of the sum of the lease payments and residual value guaranteed by the lessee equals or exceeds substantially all of the fair value of the underlying asset, and (5) whether the underlying asset is of such a specialized nature that it is expected to have no alternative use to the lessor at the end of the lease term. As of September 30, 2024, the Company's lease population consisted of real estate leases and the Company did not have finance leases.

Operating leases are included in operating lease ROU assets and lease liabilities in the Company’s condensed balance sheets. ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. In determining the present value of lease payments, the Company uses its incremental borrowing rate based on the information available at the lease commencement date if the rate implicit in the lease is not readily determinable. The Company determines the incremental borrowing rate based on an analysis of corporate bond yields with a credit rating similar to the Company.

The determination of the Company’s incremental borrowing rate requires management judgment including the development of a synthetic credit rating and cost of debt as the Company currently does not carry any debt. The Company believes that the estimates used in determining the incremental borrowing rate are reasonable based upon current facts and circumstances. Applying different judgments to the same facts and circumstances could result in the estimated amounts to vary. The operating lease ROU assets also include adjustments for prepayments and accrued lease payments and exclude lease incentives. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise such options. Operating lease cost is recognized on a straight-line basis over the expected lease term. Variable lease costs represent payments that are dependent on usage, a rate or index. Variable lease cost primarily relates to common area maintenance charges. Lease agreements that include lease and non-lease components are accounted for as a single lease component. Lease agreements with a noncancelable term of less than 12 months are not recorded on the Company’s condensed balance sheets.

Impairment of Long-Lived Assets

The Company evaluates the carrying amount of its long-lived assets, such as property and equipment, whenever events or changes in circumstances indicate that the assets may not be recoverable. An impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition are less than the carrying amount of the asset. There were no impairments of long-lived assets for the three and nine months ended September 30, 2024 and 2023.

Fair Value Measurement

The Company applies fair value accounting for all financial assets and liabilities and non-financial assets and liabilities that are recognized or disclosed at fair value in the condensed financial statements on a recurring basis. Fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, a three-tier fair value hierarchy has been established, which prioritizes the inputs used in measuring fair value as follows:

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

Revenue Recognition

For arrangements or transactions between participants determined to be within the scope of ASC Topic 606, Revenue from Contracts with Customers (Topic 606) the Company performs the following steps to determine the appropriate amount of revenue to be recognized as the Company fulfills its obligations: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price, including variable consideration, if any; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation.

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

Amounts received prior to satisfying the revenue recognition criteria are recorded as deferred revenue in the Company’s condensed balance sheets. If the related performance obligation is expected to be satisfied within the next twelve months this will be classified in current liabilities. Amounts recognized as revenue prior to receipt are recorded as contract assets in the Company’s condensed balance sheets. If the Company expects to have an unconditional right to receive consideration in the next twelve months, this will be classified in current assets. A net contract asset or liability is presented for each contract with a customer.

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

As actual costs become known, the Company adjusts its accruals. Although the Company does not expect its estimates to be materially different from amounts actually incurred, such estimates for the status and timing of services performed relative to the actual status and timing of services performed may vary and could result in the Company reporting amounts that are too high or too low in any particular period. The Company’s accrual is dependent, in part, upon the receipt of timely and accurate reporting from CROs and other third-party vendors. Variations in the assumptions used to estimate accruals including, but not limited to, the number of patients enrolled, the rate of patient enrollment and the actual services performed, may vary from the Company’s estimates, resulting in adjustments to clinical trial expenses in future periods. Changes in these estimates that result in material changes to the Company’s accruals could materially affect its financial condition and results of operations. Through September 30, 2024, there have been no material differences from the Company’s estimated accrued research and development expenses to actual expenses.

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

Stock-Based Compensation

The Company accounts for stock-based compensation by measuring and recognizing compensation expense for all share-based awards made to employees, non-employees and directors based on estimated grant-date fair values. The Company uses the straight-line method to allocate compensation cost to reporting periods over the requisite service period, which is generally the vesting period. The grant date fair value of restricted stock units is estimated based on the closing stock price of the Company’s common stock on the date of grant. The grant date fair value of stock options granted to employees and directors is estimated using the Black-Scholes option-pricing model. The Company accounts for forfeitures as they occur. The Company accounts for any changes in the terms or conditions of an award as a modification in accordance with ASC 718, Compensation - Stock Compensation (Topic 718). In calculating the incremental compensation cost of a modification, the fair value of the modified award is compared to the fair value of the original award measured immediately before its terms or conditions were modified. The fair value of each purchase right under the employee stock purchase plan (ESPP) is estimated at the beginning of the offering period using the Black-Scholes option pricing model and recorded as expense over the service period using the straight-line method.

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

The Company accounts for income tax contingencies using a benefit recognition model. If it considers that a tax position is more likely than not to be sustained upon audit, based solely on the technical merits of the position, it recognizes the benefit. The Company measures the benefit by determining the amount that is greater than 50% likely of being realized upon settlement, presuming that the tax position is examined by the appropriate taxing authority that has full knowledge of all relevant information. The Company is subject to taxation in the United States federal jurisdiction, and various state jurisdictions. The net operating loss and research and development credit carryforwards that are available for utilization in future years may be subject to examination by federal and state tax authorities. The Company’s policy is to recognize interest expense and penalties related to income tax matters as a component of income tax expense. As of September 30, 2024, there were no significant accruals for interest related to unrecognized tax benefits or tax penalties.

Comprehensive Loss

Comprehensive loss represents the net loss for the period and other comprehensive loss. Other comprehensive loss reflects certain gains and losses that are recorded as a component of stockholders’ equity and are not reflected in the condensed statements of operations. The Company’s other comprehensive loss consists of changes in unrealized gains and losses on available-for-sale securities.

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

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280), which improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. This ASU is effective for fiscal years beginning after December 15, 2023 and is applicable to public entities, including those that have a single reportable segment. Early adoption is permitted. The Company is currently evaluating the impacts of this standard on its condensed financial statements and related disclosures.

In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures, which amends the guidance in ASC 740, Income Taxes. The ASU is intended to improve the transparency of income tax disclosures by requiring (1) consistent categories and greater disaggregation of information in the rate reconciliation and (2) income taxes paid disaggregated by jurisdiction. It also includes certain other amendments to improve the effectiveness of income tax disclosures. The ASU's amendments are effective for public business entities for annual periods beginning after December 15, 2024. Entities are permitted to early adopt the standard for annual financial statements that have not yet been issued or made available for issuance. Adoption is permitted either prospectively or retrospectively. The Company will adopt this ASU on a prospective basis. The Company is currently evaluating the impact of this standard but does not expect any material impacts on its condensed financial statements and related disclosures.

Note 3. Fair Value Measurement

The Company measures and reports certain financial instruments as assets and liabilities at fair value on a recurring basis. The following tables set forth the fair value of the Company’s financial assets, which consist of cash equivalents and marketable securities measured and recognized at fair value (in thousands):

		September 30, 2024
	Fair Value Hierarchy Level	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash equivalents:
Money market funds	Level 1	$27,018	$—	$—	$27,018
U.S. government agency securities	Level 2	1,984	—	—	1,984
Commercial paper	Level 2	10,467	—	(1)	10,466
Marketable securities:
U.S. treasury securities	Level 1	114,445	249	(2)	114,692
Corporate bonds	Level 2	20,367	83	—	20,450
Commercial paper	Level 2	19,866	18	—	19,884
U.S. government agency securities	Level 2	20,812	74	—	20,886
Total		$214,959	$424	$(3)	$215,380

		December 31, 2023
	Fair Value Hierarchy Level	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash equivalents:
Money market funds	Level 1	$21,458	$—	$—	$21,458
U.S. treasury securities	Level 1	25,896	2	—	25,898
Commercial paper	Level 2	54,427	—	(27)	54,400
U.S. government agency securities	Level 2	4,951	1	—	4,952
Marketable securities:
U.S. treasury securities	Level 1	182,289	214	(14)	182,489
Corporate bonds	Level 2	13,986	—	(8)	13,978
Commercial paper	Level 2	20,216	—	(17)	20,199
U.S. government agency securities	Level 2	8,491	11	(11)	8,491
Total		$331,714	$228	$(77)	$331,865

The Company evaluates transfers between levels at the end of each reporting period. There were no transfers between Levels 1, 2 and 3 during the three and nine months ended September 30, 2024 and 2023. As of September 30, 2024 and December 31, 2023, there were no financial instruments classified as Level 3.

The following table summarizes the available-for-sale securities in an unrealized loss position for which an allowance for credit losses has not been recorded as of September 30, 2024 and December 31, 2023, aggregated by major security type and length of time in a continuous unrealized loss position:

	September 30, 2024
	Less than 12 months		Greater than 12 months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. treasury securities	$8,937	$(2)	$—	$—	$8,937	$(2)
Commercial paper	9,987	(1)	—	—	9,987	(1)
Total	$18,924	$(3)	$—	$—	$18,924	$(3)

	December 31, 2023
	Less than 12 months		Greater than 12 months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. treasury securities	$28,137	$(14)	$—	$—	$28,137	$(14)
Corporate bonds	13,978	(8)	—	—	13,978	(8)
Commercial paper	74,599	(44)	—	—	74,599	(44)
U.S. government agency securities	4,771	(11)	—	—	4,771	(11)
Total	$121,485	$(77)	$—	$—	$121,485	$(77)

As of September 30, 2024 and December 31, 2023, the Company held 10 and 35 debt securities, respectively, with an unrealized loss position. The Company evaluated its securities for credit losses and considered the decline in market value to be primarily attributable to current economic and market conditions and not to a credit loss or other factors. Additionally, the Company does not intend to sell the securities in an unrealized loss position and does not expect it will be required to sell the securities before recovery of the unamortized cost basis. As of September 30, 2024 and December 31, 2023, an allowance for credit losses has not been recognized. Given the Company's intent and ability to hold such securities until recovery, and the lack of significant change in credit risk of these investments, it does not consider these marketable securities impaired as of September 30, 2024 and December 31, 2023.

There were no realized gains or losses on marketable securities for the three and nine months ended September 30, 2024 and 2023. Interest on marketable securities is included in interest income. As of September 30, 2024 and December 31, 2023, the Company had accrued interest receivable of $1.0 million and $0.8 million, respectively, which was included in prepaid expenses and other current assets on the condensed balance sheets.

The following table summarizes the contractual maturities of the Company’s cash equivalents and marketable securities as of September 30, 2024 and December 31, 2023 at estimated fair value (in thousands):

	September 30,	December 31,
	2024	2023
Due in less than one year	$200,588	$312,554
Due in more than one year	14,792	19,311
Total	$215,380	$331,865

Note 4. Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2024	2023
Accrued research and development materials and services	$16,703	$14,625
Accrued professional services	1,333	3,147
Accrued compensation	12,176	13,527
Other	859	245
Total accrued liabilities	$31,071	$31,544

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

The Company recorded no license fees and $0.6 million of license fees, for the three and nine months ended September 30, 2024, respectively, as research and development expense in our condensed statements of operations related to license agreements, and $1.2 million and $1.7 million, for the three and nine months ended September 30, 2023.

As of September 30, 2024, the Company’s license agreements for technologies optioned by the Company, including the Medivir agreement described below, included potential future payments for development, regulatory, and sales milestones totaling approximately $361.9 million plus royalties on net sales that range from single digits to mid-teens. No milestones were achieved or deemed probable as of September 30, 2024.

Medivir Agreement

In January 2021, the Company entered into an exclusive license agreement with Medivir AB (Medivir) through which the Company received global, exclusive development and commercialization rights for birinapant, a clinical-stage Second Mitochondrial-derived Activator of Caspases (SMAC) mimetic. Under the terms of the agreement, the Company made an upfront payment of $1.0 million upon signing the agreement, and made an additional $1.5 million payment in November 2021 due to the Company's initiation of a Phase 1 clinical trial of aplitabart in combination with birinapant. Under the terms of the agreement, should birinapant be successfully developed and approved, the Company would be obligated to make additional milestone payments up to a total of approximately $348.5 million, plus tiered royalties from the mid-single digits up to mid-teens on net sales. No milestones were achieved or deemed probable as of September 30, 2024.

Note 6. Stockholders' Equity

Common Stock and Non-Voting Common Stock

As of September 30, 2024 and December 31, 2023, the Company’s certificate of incorporation authorized the Company to issue 1,200,000,00 shares of common stock (including 200,000,000 shares of non-voting common stock) and 200,000,000 shares of preferred stock, at a par value of $0.01 per share. Each share of common stock (excluding non-voting common stock) is entitled to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the Company’s Board of Directors, subject to prior rights of the preferred stockholders. As of September 30, 2024 and December 31, 2023, no dividends have been declared.

The Company had reserved common stock, on an as-converted basis, for future issuance as follows:

	September 30,	December 31,
	2024	2023
Stock options, issued and outstanding	5,663,644	6,766,340
Restricted stock units	2,358,515	658,792
Stock options and restricted stock units, future issuance	4,624,399	3,536,312
Employee stock purchase plan, available for future grants	1,821,195	1,376,988
Pre-funded warrants	1,334,332	1,334,332
Total	15,802,085	13,672,764

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

The outstanding pre-funded warrants to purchase shares of common stock are exercisable at any time after their original issuance. However, the Company may not affect the exercise of any pre-funded warrants, and a holder will not be entitled to exercise any portion of any pre-funded warrants that, upon giving effect to such exercise, would cause: (i) the aggregate number of shares of the Company’s common stock beneficially owned by such holder (together with its affiliates) to exceed 9.99% of the number of shares of the Company’s common stock outstanding immediately after giving effect to the exercise; or (ii) the combined voting power of the Company’s securities beneficially owned by such holder (together with its affiliates) to exceed 9.99% of the combined voting power of all of the Company’s securities outstanding immediately after giving effect to the exercise, as such percentage ownership is determined in accordance with the terms of the pre-funded warrants. However, any holder of a pre-funded warrant may increase or decrease such percentage to any other percentage not in excess of 19.99% upon at least 61 days’ prior notice from the holder to the Company. As of September 30, 2024, no shares underlying the pre-funded warrants had been exercised. All of the outstanding pre-funded warrants are included in the weighted-average number of shares of common stock used to calculate basic net loss per share attributable to common stockholders (see Note 10 – Net Loss Per Share Attributable to Common Stockholders).

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

To determine the transaction price, the Company evaluates all the payments to be received during the duration of the contract. In May 2022, the Company received a $150.0 million upfront payment as part of the Sanofi Agreement. Additionally, in April 2022, Sanofi purchased non-voting common stock in connection with the Company’s public common stock offering. The Company concluded that at inception and as of September 30, 2024, the transaction price was $150.0 million and was comprised solely of the fixed non-refundable upfront payment. No consideration received from Sanofi as part of the April 2022 offering was deemed necessary to include in the transaction price as Sanofi purchased the shares at the same offering price as the other participating investors.

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

The Company determined that Sanofi’s exercise of its right to terminate the oncology collaboration targets in April 2024 was a contract modification because it changed the scope of the contract by reducing the number of performance obligations under the agreement. The remaining performance obligations relating to the three immunology collaboration targets are not distinct from themselves before and after the contract modification occurred; however, they are distinct from the terminated oncology target performance obligations. As a result, the Company allocated the unrecognized transaction price to the three remaining performance obligations based on their relative estimated SSP and calculated a cumulative catch-up adjustment of $0.8 million, which was recognized as collaboration revenue during the three months ended June 30, 2024.

The Company recognized collaboration revenue related to the Sanofi Agreement of $0.5 million and $2.3 million for the three and nine months ended September 30, 2024, respectively, and $0.5 million and $1.5 million for the three and nine months ended September 30, 2023. As of September 30, 2024 and December 31, 2023, $144.5 million and $146.8 million were recorded as deferred revenue related to the Sanofi Agreement, respectively, of which $2.7 million and $3.8 million, respectively, were classified as current, on the condensed balance sheets. The deferred revenue is expected to be recognized over the research and development period of the programs through the completion of Phase 1 clinical trials.

Contract Balances from Customer Contract

The timing of revenue recognition, billings and cash collections results in contract assets and contract liabilities on the condensed balance sheets. The Company recognizes license and development receivables based on billed services, which are settled upon reimbursement. When consideration is received, or such consideration is unconditionally due, from a customer prior to transferring goods or services to the customer under the terms of a contract, a contract liability is recorded. Contract liabilities are recognized as revenue after control of the goods or services is transferred to the customer and all revenue recognition criteria have been met.

The following tables present changes in the Company’s customer contract liabilities for the periods presented (in thousands):

Nine Months Ended September 30, 2024	December 31, 2023	Additions	Deductions	September 30, 2024
Contract liabilities:
Deferred revenue	$146,801	$—	$(2,267)	$144,534

Nine Months Ended September 30, 2023	December 31, 2022	Additions	Deductions	September 30, 2023
Contract liabilities:
Deferred revenue	$148,931	$—	$(1,479)	$147,452

The Company had no customer contract assets during the three and nine months ended September 30, 2024 and 2023.

Note 8. Stock-Based Compensation

The 2018 Omnibus Incentive Plan (the 2018 Plan) provides for an increase in the number of shares reserved for issuance on the first day of each fiscal year equal to the least of (i) 8,768,800 shares, (ii) 4% of the Company’s common stock and non-voting common stock outstanding at December 31 of the immediately preceding year, or (iii) such number of shares as determined by the Company’s Board of Directors. As a result of this provision, on January 1, 2024 and 2023, an additional 2,347,245 and 1,723,292 shares, respectively, became available for issuance under the 2018 Plan. As of September 30, 2024, the 2018 Plan had 4,624,399 shares of common stock available for future issuance.

On June 20, 2024, the Company commenced a stock option exchange program (the Exchange Offer) pursuant to which eligible employees were provided the opportunity to exchange eligible stock options for restricted stock units (RSUs). The eligible options had exercise prices equal to or greater than $17.70 per share, were granted on or prior to March 1, 2023, and could be exchanged into a number of RSUs with an aggregate fair value substantially similar to the aggregate fair value of the options surrendered, subject to a 2-for-1 exchange ratio floor. The Exchange Offer concluded on July 19, 2024.

In connection with the Exchange Offer, the Company canceled 1,583,305 eligible options and granted 657,427 replacement RSUs with no incremental compensation expense associated with those RSUs issued in exchange for options. The unamortized stock-compensation expense from the exchanged options will be amortized over the vesting period of the replacement RSUs. The RSUs vest 50% on either the 1-year anniversary or 18-months after the exchange date and then quarterly thereafter over a total vesting period of two to three years, depending on the vesting status of the exchanged options, in each case subject to the continued service of the employees to the Company through the applicable vesting date.

Stock Options

The following table summarizes stock option activity:

	Shares Issuable Under Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding as of December 31, 2023	6,766,340	$27.81	7.0	$6,823
Granted	1,552,298	$9.95
Exercised	(315,993)	$4.69
Forfeited / Canceled	(2,339,001)	$46.68
Outstanding as of September 30, 2024	5,663,644	$16.41	6.9	$4,062
Options exercisable as of September 30, 2024	3,159,121	$19.26	6.0	$4,042

Restricted Stock Units (RSUs)

The following table summarizes restricted stock unit activity:

	Shares	Weighted- Average Grant Date Fair Value
Unvested restricted stock units as of December 31, 2023	658,792	$13.77
Granted	2,220,538	$10.12
Vested	(348,397)	$12.13
Forfeited	(172,418)	$10.96
Unvested restricted stock units as of September 30, 2024	2,358,515	$10.79

Stock-Based Compensation Expense

Total stock-based compensation expense related to the Company’s equity incentive plan and employee stock purchase plan was recorded in the condensed statements of operations as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Research and development	$5,792	$7,391	$14,961	$22,078
General and administrative	10,410	4,563	17,591	15,232
Total stock-based compensation expense(1)	$16,202	$11,954	$32,552	$37,310
(1)
The stock-based compensation expense for the three and nine months ended September 30, 2024 includes the modification of two former employees' equity awards. See Note 9 - Restructuring Charges for additional information.

Note 9. Restructuring Charges

In September 2024, the Company announced a strategic pivot to focus exclusively on autoimmunity. The Company also announced an extension of cash runway, driven by a reduction in workforce and a reduction in future spending on the research and development of aplitabart and other oncology candidates (the 2024 Restructuring). The 2024 Restructuring activities are expected to be substantially complete by June 30, 2025.

In connection with the 2024 Restructuring, the Company recognized restructuring charges of $14.0 million during the three months ended September 30, 2024. The restructuring charges included severance and one-time termination payments of $5.5 million, non-cash incentive and stock-based compensation expense of $8.2 million, and contract termination and other costs of $0.3 million.

The incentive and stock-based compensation charges of $8.2 million, partially consisted of $9.4 million in stock-based compensation expense resulting from the modification of two former employees' equity awards. As part of the 2024 Restructuring, the Company's Chief Executive Officer (CEO) and Chief Scientific Officer (CSO) resigned and entered into Transition and Consulting Agreements (TC Agreements) to provide consulting services through September 2026 and March 2026, respectively. Pursuant to the original terms of the awards, the CEO and CSO will continue to vest in their outstanding awards through the termination dates of the consulting agreements, subject to certain terms and conditions. In accordance with ASC 718, the Company recognized expense related to all awards expected to vest over the duration of the TC Agreements immediately as an equity-based severance cost as the consulting services are not considered substantive. Additionally, the CEO and CSO will receive cash payments of approximately $0.8 million and $0.5 million, respectively, under the TC Agreements, which were recognized as severance and one-time termination expenses upon approval of the agreements. The stock-based compensation expense was offset by a $1.2 million reversal of previously recognized non-cash incentive compensation expense. The Company recorded these restructuring charges based on each former employee’s classification within the research and development and general and administrative operating expense categories on its condensed statement of operations.

In December 2023, the Company announced a strategic pipeline prioritization. The Company also announced an extension of cash runway, driven by a reduction in workforce of approximately 22% and a suspension of clinical development activities for certain product candidates in specific indications (2023 Restructuring), and recognized $1.8 million in restructuring charges during the year ended December 31, 2023. Headcount and all severance and one-time termination payments of $2.4 million were completed by March 31, 2024.

In connection with the 2024 Restructuring and 2023 Restructuring, the Company recognized restructuring charges of $14.1 million during the nine months ended September 30, 2024.

The following table summarizes the changes in the Company's accrued restructuring balance related to the 2024 Restructuring and 2023 Restructuring in the condensed balance sheets (in thousands):

	Beginning Balance December 31, 2023	Charges	Payments	Ending Balance September 30, 2024
Accrued severance	$2,397	$5,539	$(2,397)	$5,539
Accrued contract termination costs	—	300	(107)	193
Total accrued restructuring liability	$2,397	$5,839	$(2,504)	$5,732

As of September 30, 2024 and December 31, 2023, $5.2 million and $2.4 million of the restructuring liability, respectively, was classified as current within accrued liabilities and $0.5 million of the restructuring liability as of September 30, 2024 was classified as non-current within other liabilities on the condensed balance sheets. There was no non-current restructuring liability as of December 31, 2023.

A summary of the charges related to the restructuring activities is as follows (in thousands):

	Three Months Ended September 30, 2024
	Severance and Related Compensation	Incentive and Stock-Based Compensation	Contract Termination and Other Costs	Total Restructuring Costs
Research and development	$3,696	$1,619	$193	$5,508
General and administrative	1,842	6,534	106	8,482
Total	$5,538	$8,153	$299	$13,990

	Nine Months Ended September 30, 2024
	Severance and Related Compensation	Incentive and Stock-Based Compensation	Contract Termination and Other Costs	Total Restructuring Costs
Research and development	$3,699	$1,601	$373	$5,673
General and administrative	1,843	6,534	106	8,483
Total	$5,542	$8,135	$479	$14,156

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

The following equity instruments were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive for the periods presented:

	September 30,
	2024	2023
Stock options	5,663,644	7,296,153
Estimated shares issuable under the employee stock purchase plan	78,986	51,620
Unvested restricted stock units	2,358,515	958,426
Total	8,101,145	8,306,199

Note 11. Related Party Transaction

In August 2024, a non-employee member of the Company’s Board of Directors entered into a consulting agreement with the Company, under which the board member would receive $250,000 per year for consulting services and receive 125,000 shares of RSUs with quarterly vesting through April 30, 2026. The Company paid $0.1 million during the three and nine months ended September 30, 2024 to the board member under the consulting agreement. As of September 30, 2024, the Company had no outstanding liability to the related party.

In September 2024 as part of the 2024 Restructuring, the Company entered into TC Agreements with two former employees (See Note 9 - Restructuring Charges for additional information). The Company did not make any payments under the TC Agreements during the three and nine months ended September 30, 2024. As of September 30, 2024, the Company had an outstanding liability of $1.3 million to the related parties.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business, includes forward looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Quarterly Report on Form 10-Q, our actual results could differ materially from the results described in, or implied by, these forward-looking statements.

Overview

We are a clinical-stage biotechnology company pioneering the development of IgM antibodies for the treatment of autoimmune and inflammatory diseases. IgM antibodies have inherent properties that we believe may enable them to bind more strongly to targets on the surface of cells than comparable IgG antibodies. We have created a proprietary IgM antibody technology platform that we believe is particularly well suited for developing bispecific T cell engaging antibodies and receptor cross linking agonists. Among our product candidates currently in or planned to enter clinical testing are:

•
Imvotamab: A bispecific T cell engaging IgM antibody targeting CD20 and CD3 proteins, currently being evaluated in three Phase 1 clinical trials in autoimmune diseases, including severe systemic lupus erythematosus (SLE), severe rheumatoid arthritis (RA), and myositis.
•
IGM-2644: A bispecific T cell engaging IgM antibody targeting CD38 and CD3 proteins, currently planned for evaluation in a Phase 1 clinical trial in generalized myasthenia gravis.

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

We have incurred significant net losses to date. Our ability to generate product revenue sufficient to achieve profitability will depend on the successful development and eventual commercialization of one or more of our current or future product candidates. Our net losses were $159.1 million and $185.7 million for the nine months ended September 30, 2024 and 2023, respectively. As of September 30, 2024, we had an accumulated deficit of $980.4 million. These losses have resulted primarily from costs incurred in connection with research and development activities and general and administrative costs associated with our operations. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future, and our net losses may fluctuate significantly from period to period, depending on the timing of and expenditures on our planned research and development activities.

We expect our expenses and capital requirements to fluctuate quarter-to-quarter in connection with our ongoing activities as we:

▪
implement our plan for the 2024 Restructuring (as defined below) announced in September 2024;
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
▪
establish a sales, marketing, and distribution infrastructure to commercialize any product candidate for which we may obtain marketing approval;

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

Recent Developments

In September 2024, we announced a strategic pivot to focus exclusively on autoimmunity. We also announced an extension of our cash runway, driven by a reduction in workforce and a reduction in future spending on the research and development of aplitabart and other oncology candidates (the 2024 Restructuring).

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

We expect our research and development expenses to fluctuate for the foreseeable future as we implement our plan under the 2024 Restructuring announced in September 2024, continue to invest in research and development activities to advance our product candidates and our clinical programs, expand our product candidate pipeline and continue to build out our in-house manufacturing capabilities. The process of conducting the necessary preclinical and clinical research to obtain regulatory approval is costly and time-consuming. To the extent that we initiate additional clinical development activities for our product candidates, as well as advance into larger and later stage clinical trials, our expenses will increase substantially and may become more variable. The actual probability of success for our product candidates may be affected by a variety of factors, including the safety and efficacy of our product candidates, investment in our clinical programs, manufacturing capability and competition with other products. As a result of these variables, we are unable to determine the duration and completion costs of our research and development projects or when and to what extent we will generate revenue from the commercialization and sale of our product candidates. We may never succeed in achieving regulatory approval for any of our product candidates.

General and Administrative

Our general and administrative expenses consist primarily of personnel-related expenses for personnel in our executive, finance, corporate and other administrative functions, intellectual property, facilities and other allocated expenses, other expenses for outside professional services, including legal, human resources, audit and accounting services, and insurance costs. Personnel-related expenses consist of salaries, benefits, recruiting costs, and stock-based compensation. We expect our general and administrative expenses to fluctuate for the foreseeable future. If we are successful with the development of our product candidates in autoimmune and inflammatory diseases, we expect our general and administrative expenses to increase to support our continued and expanding research and development activities and increased costs of operating as a public company, including compliance with the rules and regulations of the Securities and Exchange Commission (SEC) and those of any national securities exchange on which our securities are traded, legal, auditing, additional insurance expenses, investor relations activities and other administrative and professional services. We also expect our intellectual property expenses to increase as we expand our intellectual property portfolio.

Interest Income

Interest income includes interest income earned on our cash, cash equivalents, marketable securities, and restricted cash and non-cash interest income related to accretion of the discount on marketable securities.

Results of Operations

Comparison of Three Months Ended September 30, 2024 and 2023

The following table summarizes our results of operations for the three months ended September 30, 2024 and 2023, together with the changes in those items in dollars:

	Three Months Ended
	September 30,
(in thousands)	2024	2023	Change
Collaboration revenue	$516	$509	$7

Operating expenses:
Research and development	46,142	54,762	(8,620)
General and administrative	18,761	12,507	6,254
Total operating expenses	64,903	67,269	(2,366)
Loss from operations	(64,387)	(66,760)	2,373

Other income:
Interest income	2,957	5,011	(2,054)
Total other income	2,957	5,011	(2,054)
Loss before income tax expense	(61,430)	(61,749)	319
Income tax expense	—	(240)	240
Net loss	$(61,430)	$(61,989)	$559

Collaboration Revenue

Collaboration revenue was $0.5 million for the three months ended September 30, 2024 and 2023 and relates solely to revenue generated from the Sanofi Agreement for the generation and development of immunology antibodies. Please refer to Note 7 – Sanofi Agreement to the condensed financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional revenue recognition disclosures.

Research and Development Expenses

The following table summarizes our research and development expenses incurred during the periods indicated:

	Three Months Ended
	September 30,
(in thousands)	2024	2023	Change
Direct expenses
Clinical stage programs (1)	$13,260	$15,840	$(2,580)
Preclinical stage programs	7,717	9,829	(2,112)
Indirect expenses
Personnel-related	18,845	22,736	(3,891)
Depreciation and facilities	6,320	6,357	(37)
Total research and development expenses	$46,142	$54,762	$(8,620)
(1)
The three months ended September 30, 2024 and 2023 include direct expenses related to our active and completed clinical programs and related preclinical costs prior to trial initiation.

Research and development expenses were $46.1 million and $54.8 million for the three months ended September 30, 2024 and 2023, respectively. The decrease of $8.6 million was primarily driven by lower personnel expense and clinical and preclinical stage program expenses.

▪
Clinical stage direct program expenses decreased by $2.6 million, primarily driven by the wind down of deprioritized clinical programs, including imvotamab in oncology, IGM-7354, and IGM-2644 in oncology, partially offset by the advancement of Phase 1 clinical trials for imvotamab in autoimmune diseases.
▪
Preclinical stage program expenses decreased by $2.1 million, primarily driven by a decrease in research related activities and professional services as a result of the depriortization of all hematologic oncology clinical development and the clinical development of our targeted cytokine product candidate announced in December 2023 (the 2023 Restructuring).
▪
Personnel-related expenses decreased by $3.9 million primarily due to the effect of the 2023 Restructuring after December 2023, partially offset by one-time expenses as a result of the 2024 Restructuring in September 2024.

▪
Depreciation and facilities expenses remained relatively flat.

General and Administrative Expenses

General and administrative expenses were $18.8 million and $12.5 million for the three months ended September 30, 2024 and 2023, respectively. The increase of $6.3 million was primarily driven by higher stock based-compensation expense resulting from the modification of certain equity awards due to the 2024 Restructuring.

Interest Income

Interest income was $3.0 million and $5.0 million for the three months ended September 30, 2024 and 2023, respectively. The decrease of approximately $2.1 million was primarily due to lower invested capital during the three months ended September 30, 2024.

Comparison of Nine Months Ended September 30, 2024 and 2023

The following table summarizes our results of operations for the nine months ended September 30, 2024 and 2023, together with the changes in those items in dollars:

	Nine Months Ended
	September 30,
(in thousands)	2024	2023	Change
Collaboration revenue	$2,267	$1,479	$788

Operating expenses:
Research and development	131,919	161,329	(29,410)
General and administrative	39,948	38,492	1,456
Total operating expenses	171,867	199,821	(27,954)
Loss from operations	(169,600)	(198,342)	28,742

Other income (expense):
Interest income	10,452	13,077	(2,625)
Other expense	—	(20)	20
Total other income (expense)	10,452	13,057	(2,605)
Loss before income tax expense	(159,148)	(185,285)	26,137
Income tax expense	—	(436)	436
Net loss	$(159,148)	$(185,721)	$26,573

Collaboration Revenue

Collaboration revenue was $2.3 million and $1.5 million for the nine months ended September 30, 2024 and 2023, respectively, and relates solely to revenue generated from the Sanofi Agreement. The increase of $0.8 million is primarily attributable to the cumulative catch-up adjustment of $0.8 million related to the Sanofi Refocusing. Please refer to Note 7 – Sanofi Agreement to the condensed financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional revenue recognition disclosures.

Research and Development Expenses

The following table summarizes our research and development expenses incurred during the periods indicated:

	Nine Months Ended
	September 30,
(in thousands)	2024	2023	Change
Direct expenses
Clinical stage programs (1)	$40,656	$48,177	$(7,521)
Preclinical stage programs	19,819	29,180	(9,361)
Indirect expenses
Personnel-related	52,250	65,988	(13,738)
Depreciation and facilities	19,194	17,984	1,210
Total research and development expenses	$131,919	$161,329	$(29,410)
(1)
The nine months ended September 30, 2024 and 2023 include direct expenses related to our active and completed clinical programs and related preclinical costs prior to trial initiation.

Research and development expenses were $131.9 million and $161.3 million for the nine months ended September 30, 2024 and 2023, respectively. The decrease of $29.4 million was primarily driven by lower personnel, preclinical stage and clinical stage program expenses, partially offset by higher depreciation and facilities expenses.

▪
Clinical stage direct program expenses decreased by $7.5 million, primarily driven by the wind down of deprioritized clinical programs, including imvotamab in oncology, IGM-7354, and IGM-2644 in oncology, partially offset by the advancement of Phase 1 clinical trials for imvotamab in autoimmune diseases.
▪
Preclinical stage program expenses decreased by $9.4 million, primarily driven by a decrease in research related activities and professional services as a result of the 2023 Restructuring in December 2023.
▪
Personnel-related expenses decreased by $13.7 million primarily due to the effect of the 2023 Restructuring after December 2023, partially offset by one-time expenses as a result of the 2024 Restructuring in September 2024.
▪
Depreciation and facilities expenses increased by $1.2 million, primarily due to additional equipment and infrastructure.

General and Administrative Expenses

General and administrative expenses were $39.9 million and $38.5 million for the nine months ended September 30, 2024 and 2023, respectively. The increase of $1.5 million was primarily driven by higher stock based-compensation expense resulting from the modification of certain equity awards due to the 2024 Restructuring in September 2024 partially offset by lower professional services as a result of the 2023 Restructuring in December 2023.

Interest Income

Interest income was $10.5 million and $13.1 million for the nine months ended September 30, 2024 and 2023, respectively. The decrease of approximately $2.6 million was primarily due to lower invested capital during nine months ended September 30, 2024.

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

Since our inception and through September 30, 2024, we have funded our operations primarily through the sale of common stock and pre-funded warrants in our public offerings and private placement, the sale of convertible preferred stock and the issuance of unsecured promissory notes in private placements, and payments from our collaboration partners. We maintain a shelf registration statement with the SEC for the potential offering, issuance and sale by us of our common stock, non-voting common stock, debt securities, preferred stock, and certain other securities from time to time in one or more offerings.

As of September 30, 2024, we had cash, cash equivalents, and marketable securities of $218.8 million and an accumulated deficit of $980.4 million. Our material cash requirements include our operating expenses, which consist primarily of research and development expenditures related to our programs and related personnel costs, as well as our operating leases.

We believe that our cash, cash equivalents, and marketable securities will be sufficient to fund our planned operations for at least one year past the issuance date of the condensed financial statements appearing elsewhere in this Quarterly Report on Form 10-Q. Our assessment of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves numerous risks and uncertainties.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended
	September 30,
(in thousands)	2024	2023
Net cash, cash equivalents, and restricted cash (used in) provided by:
Operating activities	$(118,176)	$(144,223)
Investing activities	46,161	83,048
Financing activities	1,968	114,666
Net (decrease) increase in cash, cash equivalents, and restricted cash	$(70,047)	$53,491

Cash Used in Operating Activities

For the nine months ended September 30, 2024, net cash used in operating activities was $118.2 million, which consisted primarily of a net loss of $159.1 million and a net change of $0.3 million in our net operating assets and liabilities, partially offset by $41.2 million in non-cash charges. The net change in our operating assets and liabilities was primarily due to a decrease in net liabilities of $0.3 million mainly driven by the reduction of deferred revenue from the recognition of collaboration revenue and payments related to operating leases. The non-cash charges primarily consisted of stock-based compensation of $32.6 million, depreciation expense of $6.8 million and lease expense of $4.1 million, offset by the net change in discounts purchased and accretion on marketable securities of $2.2 million.

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

Cash Provided by Investing Activities

For the nine months ended September 30, 2024, net cash provided by investing activities was $46.2 million, which primarily consisted of $234.2 million in maturities of marketable securities, partially offset by $183.1 million in purchases of marketable securities and $5.0 million in purchases of property, plant, and equipment.

For the nine months ended September 30, 2023, net cash provided by investing activities was $83.0 million, which consisted of $369.5 million in maturities and sales of marketable securities, partially offset by $275.5 million in purchases of marketable securities and $10.9 million in purchases of property, plant, and equipment.

Cash Provided by Financing Activities

For the nine months ended September 30, 2024, net cash provided by financing activities was $2.0 million, which consisted primarily of $1.5 million in proceeds from the exercise of stock options and $0.6 million in proceeds from purchases under the employee stock purchase plan.

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

Contractual Obligations and Commitments

We have entered into leases for offices, laboratory, and manufacturing facilities in Mountain View, California, which includes our headquarters and main offices. Additionally, we have entered into a lease for office and laboratory space in Doylestown, Pennsylvania. As of September 30, 2024, future minimum lease commitments under these leases were $58.2 million.

In addition, we enter into agreements in the normal course of business with CROs, CMOs and other vendors for research and development services for operating purposes, which are generally cancelable upon written notice.

For product candidates that are currently in various research and development stages, we may be obligated to make up to $361.9 million of future development, regulatory, and commercial milestone and royalty payments associated with the optioned technologies in our license agreements. Payments under these agreements generally become due and payable upon achievement of certain milestones. The achievement of these milestones was not probable and payment was not required as of September 30, 2024, as such, contingencies have not been recorded in our condensed financial statements. Amounts related to contingent milestone payments are not yet considered contractual obligations as they are contingent on the successful achievement of certain milestones. See Note 5 – License Agreements to our condensed financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Recently Issued Accounting Pronouncements

Please refer to Note 2 – Summary of Significant Accounting Policies to the condensed financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional disclosures around recently issued accounting pronouncements.

Critical Accounting Policies and Use of Estimates

Our condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP). The preparation of these condensed financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses, and related disclosures. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets, liabilities, and equity and the amount of revenues and expenses, which are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe that the accounting policies discussed below are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.

Our critical accounting policies are described in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Use of Estimates” in our Annual Report on Form 10-K filed with the SEC on March 7, 2024 and the notes to the condensed financial statements appearing elsewhere in this Quarterly Report on Form 10-Q. During the nine months ended September 30, 2024, there were no material changes to our critical accounting policies from those discussed in our Annual Report on Form 10-K filed with the SEC on March 7, 2024.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In addition, our competitors, some of whom have significantly greater resources than we do, are conducting clinical trials for the same indications and seek to enroll patients in their studies that may otherwise be eligible for our clinical studies or trials, which could lead to slow recruitment and delays in our clinical programs. Further, since the number of qualified clinical investigators is limited, we expect to conduct some of our clinical trials at the same clinical trial sites that some of our competitors use, which could further reduce the number of patients who are available for our clinical trials in these sites. Moreover, because our product candidates represent a departure from existing treatments of autoimmune and inflammatory diseases, potential patients and their doctors may be inclined to use conventional therapies, such as anti-inflammatory drugs, corticosteroids, or systemic immunosuppressive drugs, rather than enroll patients in our clinical trials.

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

The development and commercialization of drugs and therapeutic biologics is highly competitive and subject to rapid and significant technological change. We are currently developing biotherapeutics that will compete with other drugs and therapies that currently exist or are being developed in the segments of the pharmaceutical, biotechnology and other related markets that develop autoimmune and inflammation treatments. Product candidates we may develop in the future are also likely to face competition from other drugs and therapies, some of which we may not currently be aware. We have competitors both in the United States and internationally, including major multinational pharmaceutical companies, established biotechnology companies, specialty pharmaceutical companies, universities, academic institutions, government agencies and other public and private research organizations that conduct research, seek patent protection and establish collaborative arrangements for the research, development, manufacturing and commercialization of autoimmune and inflammation therapies. Many of our competitors have significantly greater financial, manufacturing, marketing, drug development, technical and human resources and commercial expertise than we do. Large pharmaceutical companies, in particular, have extensive experience in clinical testing, obtaining regulatory approvals, recruiting patients and in manufacturing pharmaceutical products. These companies also have significantly greater research and marketing capabilities than we do and may also have products that have been approved or are in late stages of development and collaborative arrangements in our target markets with leading companies and research institutions. Established pharmaceutical companies may also invest heavily to accelerate discovery and development of novel compounds or to in-license novel compounds that could make our product candidates obsolete. As a result of all of these factors, our competitors may succeed in obtaining patent protection or FDA or other regulatory approval or discovering, developing and commercializing products in our field before we do.

There are many companies developing or marketing treatments for autoimmune and inflammatory diseases, including most major pharmaceutical and biotechnology companies, as well as many smaller biotechnology companies. Competitive therapeutic treatments include those that have already been approved and accepted by the medical community, as well as novel treatments that are currently in preclinical or clinical development or may otherwise enter the market. We believe that a significant number of product candidates are currently under development, including various cellular immunotherapies. Additionally, companies with experience and knowledge in the development of therapies for oncology indications have now commenced the development of cell therapies for the treatment of autoimmune diseases, and the product candidates these companies develop may be competitive with product candidates that we are developing for autoimmune diseases. Should one or more of these competing product candidates or other competing product candidates of which we are not aware receive regulatory approval or otherwise achieve clinical or commercial success, our regulatory strategy could be impaired, our ability to obtain regulatory approval could be delayed or prevented, or the market for our product candidates may be reduced or eliminated, thereby harming or preventing our commercial success.

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

Due to the significant resources required for the development of our programs, we must focus our programs on specific product candidates and indications and decide which product candidates to pursue and advance and the amount of resources to allocate to each. Our decisions concerning the allocation of research, development, collaboration, management and financial resources toward particular product candidates or indications may not lead to the development of any viable commercial product and may divert resources away from better opportunities. For example, in December 2023 we committed to the 2023 Restructuring, and, in September 2024, we committed to the 2024 Restructuring, pursuant to which we suspended clinical development activities for certain product candidates. These decisions or potential future decisions to delay, terminate or collaborate with third parties in respect of certain programs may subsequently also cause us to miss valuable opportunities. If we make incorrect determinations regarding the viability or market potential of any of our programs or product candidates or misread trends in the treatment of autoimmune or inflammatory diseases or the biotechnology industry, our business, financial condition and results of operations could be materially adversely affected. As a result, we may fail to capitalize on viable commercial products or profitable market opportunities, fail to recoup our research and development and other investments in the clinical programs we have selected, be required to forego or delay pursuit of opportunities with other product candidates or other indications that may later prove to have greater commercial potential than those we choose to pursue, or relinquish valuable rights to such product candidates through collaboration, licensing or other royalty arrangements in cases in which it would have been advantageous for us to invest additional resources to retain sole development and commercialization rights.

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

We focus our product candidate development on therapeutic IgM antibodies in autoimmune and inflammatory diseases, including severe SLE, severe RA, myositis, and generalized myasthenia gravis. Our projections of addressable patient populations that have the potential to benefit from treatment with our product candidates are based on estimates. These estimates have been derived from a variety of sources, including scientific literature, surveys of clinics, physician interviews, patient foundations and market research, and may prove to be incorrect. Further, new developments, such as the development of vaccines or new therapeutics, may change the estimated incidence or prevalence of the diseases targeted by our programs. The number of patients may turn out to be lower than expected. If any of the foregoing estimates are inaccurate, the market opportunities for any of our product candidates could be significantly diminished and have an adverse material impact on our business.

Development of product candidates in combination with other therapies could expose us to additional risks.

Even if any of our product candidates were to receive marketing approval or be commercialized for use in combination with other existing therapies, we would continue to be subject to the risks that the FDA or other comparable foreign regulatory authorities could revoke approval of the therapy used in combination with any of our product candidates, or safety, efficacy, manufacturing or supply issues could arise with these existing therapies. In addition, it is possible that existing therapies with which our product candidates are approved for use could themselves fall out of favor or be relegated to later lines of treatment. This could result in the need to identify other combination therapies for our product candidates or our own products being removed from the market or being less successful commercially. We may also evaluate our product candidates in combination with one or more other therapies that have not yet been approved for marketing by the FDA or comparable foreign regulatory authorities. We will not be able to market and sell any product candidate in combination with any such unapproved therapies that do not ultimately obtain marketing approval. If the FDA or other comparable foreign regulatory authorities do not approve or revoke their approval of these other therapies, or if safety, efficacy, commercial adoption, manufacturing or supply issues arise with the therapies we choose to evaluate in combination with any other product candidate, we may be unable to obtain approval of or successfully market any one or all of the product candidates we develop.

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

We have incurred significant losses since our inception. Our net loss for the nine months ended September 30, 2024 was $159.1 million. As of September 30, 2024, our accumulated deficit was approximately $980.4 million. We expect to continue to incur losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of, and seek regulatory approvals for, our product candidates, prepare for and begin to commercialize any approved product candidates and add infrastructure and personnel to support our product development efforts and operations as a public company. Historically we have financed our operations primarily through the sale of equity and debt securities as well as funding received from our collaboration partners. We do not generate any revenue from product sales and our product candidates will require substantial additional investment before they may provide us with any revenue, if ever.

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

As of September 30, 2024, we had $218.8 million in cash, cash equivalents, and marketable securities. We believe that our existing cash, cash equivalents, and marketable securities will enable us to fund our operating expenses and capital expenditure requirements for at least one year past the issuance date of the condensed financial statements included elsewhere in this Quarterly Report on Form 10-Q. Our estimate as to how long we expect our cash, cash equivalents, and marketable securities to be able to continue to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned. In addition, because successful development of our product candidates is uncertain, we are unable to estimate the actual funds we will require to complete research and development and to commercialize our product candidates.

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

At September 30, 2024, we had $218.8 million of cash, cash equivalents, and marketable securities. While we are not aware of any downgrades, material losses, or other significant deterioration in the fair value of our cash equivalents or marketable securities since September 30, 2024, no assurance can be given that further deterioration of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents or our ability to meet our financing objectives. Furthermore, our stock price may decline due in part to the volatility of the stock market and general economic downturn.

Risks Related to Managing Our Growth and Operations

Our future success depends on our ability to retain key executives and to attract, retain and motivate qualified personnel.

We are highly dependent on the business, research and development and clinical expertise of our senior management team, key employees and other highly qualified managerial, scientific, and medical personnel. Although we have entered into employment agreements with our executive officers, each of them may terminate their employment with us at any time. The loss of the services provided by any of our senior management team, other key employees and other scientific and medical advisors, and any inability to find suitable replacements, could impede the achievement of our research, development and commercialization objectives and seriously harm our ability to successfully implement our business strategy. In September 2024, we announced the departures of Fred Schwarzer, President and Chief Executive Officer, Bruce Keyt, Ph.D., Chief Scientific Officer, and Chris H. Takimoto, M.D., Ph.D., F.A.C.P., Chief Medical Officer, and the appointment of Mary Beth Harler, M.D., as our Chief Executive Officer. Our failure to manage this transition could be disruptive to our business and our relationships with employees.

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

Many of the other biotechnology companies that we compete against for qualified personnel have greater financial and other resources, different risk profiles and a longer history in the industry than we do. They also may provide more diverse opportunities and better prospects for career advancement. Some of these characteristics may be more appealing to high-quality candidates than what we have to offer. We also experience competition for the hiring of scientific and clinical personnel from universities and research institutions. In addition to competition for personnel, the San Francisco Bay Area in particular is characterized by a high cost of living. This high cost of living will increase the difficulty of attracting experienced personnel to our company, and we may be required to expend significant financial resources in our employee recruitment and retention efforts. Additionally, the U.S. has recently experienced historically high levels of inflation and an acute workforce shortage generally, which has created a hyper-competitive wage environment that may increase our operating costs. Any changes in our compensation structure, workforce reductions (including the reductions in force we announced in December 2023 in connection with the 2023 Restructuring and September 2024 in connection with the 2024 Restructuring), or other cost reduction efforts may be negatively received by employees and result in attrition or recruiting difficulties. Moreover, there can be no assurance that any initiatives we take to improve employee retention will be successful in achieving their objectives, including the exchange of employee stock options for new restricted stock units completed in July 2024.

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

As of September 30, 2024, we had 198 full-time employees. As our development and commercialization plans and strategies develop, and as we transition into operating as a public company, we expect to expand our employee base for managerial, operational, financial and other resources. Additionally, as our product candidates and discovery programs enter and advance through preclinical studies and any clinical trials, we will need to expand our research, development, manufacturing, regulatory and sales and marketing capabilities or contract with other organizations to provide these capabilities for us. Future growth would impose significant added responsibilities on members of management, including the need to identify, recruit, maintain, motivate and integrate additional employees. Also, our management may need to divert a disproportionate amount of their attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, give rise to operational errors, loss of business opportunities, loss of employees and reduced productivity amongst remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of existing and additional product candidates and discovery programs. In December 2023, we announced reductions in our workforce by approximately 22% as part of our 2023 Restructuring and announced further reductions in our workforce in September 2024 as part of our commitment to the 2024 Restructuring. If our management is unable to effectively manage our expected growth, our expenses may increase more than expected, our ability to generate or grow revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize our product candidates and compete effectively with others in our industry will depend on our ability to effectively expand our organization and manage any future growth.

Security breaches, loss of data and other disruptions could compromise sensitive information related to our business or protected health information or prevent us from accessing critical information and expose us to liability, which could adversely affect our business and our reputation.

In the ordinary course of our business, we or our CROs may collect, store, and otherwise process sensitive data, including legally protected health information, personal information, intellectual property and proprietary business information owned or controlled by us. We manage and maintain our applications and data by utilizing a combination of on-site systems, managed data center systems and cloud-based data center systems. These applications and data encompass a wide variety of business-critical information, including research and development information, commercial information and business and financial information. We face multiple risks relative to protecting this critical information, including loss of access risk, inappropriate disclosure risk, inappropriate modification risk and the risk of being unable to adequately monitor our controls over these risks.

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

In addition, the California Privacy Rights Act modified and augmented the CCPA significantly as of January 1, 2023, potentially resulting in further uncertainty and requiring us to incur additional costs and expenses in an effort to comply. In addition, several states within the United States have enacted or proposed data privacy laws. For example, Colorado, Connecticut, Delaware, Indiana, Iowa, Kentucky, Maryland, Minnesota, Montana, Nebraska, New Hampshire, New Jersey, Oregon, Rhode Island, Tennessee, Texas, Utah, and Virginia, have enacted similar legislation. Although the CCPA and many similar state statutes include exemptions for certain clinical trials data, these laws may increase our compliance costs and potential liability with respect to other personal information we collect or otherwise process. Further, other states have enacted laws that cover certain aspects of the collection, use, disclosure, and/or other processing of health information, such as Washington's My Health, My Data Act, which, among other things, provides a private right of action. It is possible that these laws and regulations may be interpreted and applied in a manner that is inconsistent with our practices, or for this to be perceived to be the case. Such interpretation and application could result in government-imposed fines or orders requiring that we change our practices, which could adversely affect our business. In addition, these laws and regulations relating to privacy, data protection and data security vary between states, may differ from country to country, and may vary based on whether testing is performed in the United States or in the local country.

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

Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the Code), if a corporation undergoes an “ownership change,” the corporation’s ability to use its net operating losses (NOLs) and other pre-change tax attributes such as research tax credits to offset its post-change taxable income or taxes may be limited. In general, an “ownership change” occurs if there is a cumulative change in our ownership by “5% shareholders” that exceeds 50 percentage points over a rolling three-year period. We completed a Section 382 study in 2020 and determined that we had experienced at least two changes in ownership prior to 2020. We subsequently performed a Section 382 study in 2023, and no further changes in ownership were identified. Consequently, we may be limited in our ability to use our NOL carryforwards and other tax assets in a future year if taxable income in that given year exceeds our cumulative 382 NOL utilization limits through that specific year. As a result, even if we attain profitability, it is possible 382 limitations on the ability to use our NOL carryforwards and other tax assets could adversely affect our future cash flows. In addition, our NOL carryforwards may be unavailable to offset future taxable income because of restrictions under U.S. tax law. The Tax Cuts and Jobs Act of 2017 (Tax Act), as modified by the Coronavirus Aid, Relief, and Economic Security Act, imposes certain limitations on the deduction of NOLs, including a limitation on use of NOLs generated in tax years that began on or after January 1, 2018 to offset 80% of taxable income in tax years beginning on or after January 1, 2021. In addition, California has recently enacted a temporary suspension on the use of state net operating loss carryforwards for certain businesses, which may adversely affect our company if it earns taxable income in the impacted tax years. Other state tax limitations may apply.

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

As of September 30, 2024, stockholders with ownership equal to 5% or more of our outstanding capital stock and their respective affiliates, beneficially owned a majority of the shares of our outstanding capital stock. Accordingly, our principal stockholders will be able to control most matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, including mergers and sales of all or substantially all of our assets. The interests of these principal stockholders may not always coincide with your interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders. For example, our concentration of ownership could have the effect of delaying or preventing a change in control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could cause the market price of our common stock to decline or prevent our stockholders from realizing a premium over the market price for their shares of our common stock.

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

If in the future we issue shares of common stock or securities convertible into common stock, our stockholders would experience dilution and, as a result, the market price of our common stock may decline. We cannot predict the effect that future sales of our common stock would have on the market price of our common stock. Additionally, our stockholders may be further diluted by the exercise of the pre-funded warrants issued in December 2020 in connection with a financing (see Note 6 – Stockholders' Equity to our condensed financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information) and any issuance of our voting common stock issuable upon the conversion of shares of non-voting common stock currently outstanding.

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

Effective internal controls over financial reporting are necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, are designed to prevent fraud. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could cause us to fail to meet our reporting obligations. In addition, any testing by us conducted in connection with Section 404 of the Sarbanes-Oxley Act or any subsequent testing by our independent registered public accounting firm, may reveal deficiencies in our internal controls over financial reporting that are deemed to be significant deficiencies or material weaknesses or that may require prospective or retroactive changes to our condensed financial statements or identify other areas for further attention or improvement. We have identified deficiencies in the past which we have taken steps to address. However, our efforts to remediate previous deficiencies may not be effective or prevent any future deficiency in our internal control over financial reporting. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock.

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

An independent assessment of the effectiveness of our internal controls could detect problems that our management’s assessment might not. In addition, our independent registered public accounting firm did not perform an evaluation of our internal control over financial reporting as of December 31, 2023, 2022 or 2021 in accordance with the provisions of the Sarbanes-Oxley Act. Had our independent registered public accounting firm performed such an evaluation, control deficiencies may have been identified by management or our independent registered public accounting firm, and those control deficiencies could have also represented one or more material weaknesses. Undetected material weaknesses in our internal controls could lead to condensed financial statement restatements and require us to incur the expense of remediation.

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

We are an “emerging growth company,” as defined in the JOBS Act. For as long as we continue to be an emerging growth company, we may choose to take advantage of exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. Investors could find our common stock less attractive if we choose to rely on these exemptions. In addition, the JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards. We have elected to use this extended transition period until the earlier of the date that we (i) are no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, our condensed financial statements may not be comparable to companies that comply with the new or revised accounting standards as of public company effective dates. We will cease to be an emerging growth company on December 31, 2024.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

During the quarter ended September 30, 2024, none of our directors or officers (as defined in Section 16 of the Securities Exchange Act of 1934, as amended) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of the Registrant, as amended	10-Q	001-39045	3.1	August 14, 2024

3.2	Amended and Restated Bylaws of the Registrant	8-K	001-39045	3.1	March 21, 2023

10.1+	Transition and Consulting Agreement, by and between the Registrant and Fred Schwarzer, dated September 30, 2024

10.2+	Employment Agreement, by and between the Registrant and Mary Beth Harler, M.D., dated September 30, 2024

10.3+	Transition and Consulting Agreement, by and between the Registrant and Bruce Keyt, dated October 1, 2024

10.4+	Consulting Agreement, by and between the Registrant and William Strohl, Ph.D., dated August 8, 2024

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1†	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2†	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibit 101)

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

IGM Biosciences, Inc.

Date: November 8, 2024	By:	/s/ Mary Beth Harler
Mary Beth Harler, M.D.
Chief Executive Officer and Director (Principal Executive Officer)

Date: November 8, 2024	By:	/s/ Misbah Tahir
Misbah Tahir
Chief Financial Officer (Principal Financial Officer)

Date: November 8, 2024	By:	/s/ Steven Weber
Steven Weber
Senior Vice President, Corporate Controller (Principal Accounting Officer)