Form 10-K
period 2024-12-31
IGM Biosciences, Inc.
filed 2025-03-06
CIK 1496323

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

Emerging growth company	☐

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

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the Registrant, based on the closing price of a share of the Registrant’s common stock on June 28, 2024 as reported by the Nasdaq Global Select Market on such date was approximately $50.7 million. Shares of the Registrant’s common stock held by each executive officer, director and holder of 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This calculation does not reflect a determination that certain persons are affiliates of the Registrant for any other purpose.

As of February 28, 2025, the Registrant had 34,388,419 shares of common stock, $0.01 par value per share, and 25,386,983 shares of non-voting common stock, $0.01 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain sections of the Registrant’s definitive Proxy Statement to be filed in connection with the Registrant’s 2025 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such definitive Proxy Statement will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the Registrant’s fiscal year ended December 31, 2024.

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

In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will” or “would,” or the negative of these terms or other similar expressions. Forward-looking statements contained in this Annual Report on Form 10-K include, but are not limited to, statements about: the implementation of our strategic plans, including our expectations regarding the 2024 Restructuring (defined below) announced in September 2024 and the 2025 Restructuring (defined below) announced in January 2025; our expectations regarding the evaluation of our internal options and potential strategic alternatives; the therapeutic applications for our IgM antibodies; the advantages of the properties of our IgM bispecific antibodies; our ability to utilize our IgM antibody platform to generate additional product candidates; our ability to advance product candidates into clinical trials; whether, and for how long, we will rely on third parties to manufacture product candidates to package, label, store and distribute our investigational product candidates; our ability and the potential to successfully manufacture and supply product candidates; potential business disruptions affecting drug discovery; expectations regarding our collaboration agreement with Genzyme Corporation, a wholly owned subsidiary of Sanofi S.A. (Sanofi), including all financial aspects of the collaboration, the potential benefits and results of the collaboration, as well as plans and objectives with respect to the collaboration; future strategic arrangements and/or collaborations and the potential benefits of such arrangements; our expectations regarding the impact of macroeconomic conditions, such as inflation, supply chain disruptions and economic volatility; our expectations regarding the impact of health epidemics, such as the COVID-19 pandemic, and other catastrophic events; our anticipated use of our existing resources; our estimates regarding expenses, future revenue, capital requirements and needs for additional financing and our ability to obtain additional capital; the sufficiency of our existing cash, cash equivalents, and marketable securities to fund our future operating expenses and capital expenditure requirements; our expectations regarding the impact of recently issued accounting standards; our ability to retain the continued service of our key personnel and to identify, hire and retain additional qualified professionals; the scope of protection we are able to establish and maintain for intellectual property rights; our ability to contract with third-party suppliers and manufacturers and their ability to perform adequately; developments relating to our competitors and our industry, including competing product candidates and therapies; and the ability of future clinical trials to demonstrate the safety and efficacy of product candidates, and other positive results.

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

PART I

Item 1. Business.

Overview

We are a biotechnology company that has historically been focused on the development of IgM antibodies for the treatment of cancer and autoimmune and inflammatory diseases. IgM antibodies have inherent properties that we believe may enable them to bind more strongly to targets on the surface of cells than comparable IgG antibodies.

We have created a portfolio of patents and patent applications, know-how and trade secrets directed to our platform technology and we retain worldwide commercial rights to all of our product candidates, other than those being developed in partnership with Sanofi and the intellectual property related thereto. We have an ongoing collaboration and license agreement with Sanofi to generate and develop IgM antibodies for three immunology targets.

In September 2024, we announced a strategic pivot to focus exclusively on autoimmunity. We also announced an extension of our cash runway, driven by a reduction in workforce and a reduction in future spending on the research and development of aplitabart and other oncology candidates (the 2024 Restructuring). Further, in January 2025, we announced a strategic update to halt further development of imvotamab and IGM-2644 for autoimmune diseases and a reduction in workforce by approximately 73% (the 2025 Restructuring) to preserve cash. We also announced we are evaluating internal options as well as potential strategic alternatives with the goal of maximizing value for our stockholders.

Our Proprietary Platform

Immunoglobulin G (IgG) and Immunoglobulin M (IgM) are classes of antibodies that are naturally produced by the human immune system and are distinguishable by their structural properties. IgM antibodies have 10 binding domains compared to 2 for IgG antibodies, which may result in greater total binding power to a target cell.

Development of IgM antibodies has been historically limited by difficulties encountered in the recombinant expression and manufacture of these antibodies. Through our focused efforts which began in 2010, we developed a broad range of skills, knowledge and trade secrets that allowed us to successfully express and manufacture a range of IgM antibodies. We created our IgM platform with the goal to expand upon the inherent qualities of IgM antibodies and to allow for the rapid development of engineered therapeutic antibodies.

Following the 2025 Restructuring, our only ongoing IgM-related efforts relate to the targets we are developing under the Sanofi Agreement (defined below), and we do not have any ongoing clinical trials. Unless the context otherwise requires, any references to or discussion of "product candidates" in this Annual Report on Form 10-K refer to the IgM antibodies we are developing under the Sanofi Agreement or any product candidates that we may in the future develop, if any. Further, unless the context otherwise requires, any references to or discussion of "clinical trials" or "clinical development" in this Annual Report on Form 10-K refer to any such clinical trials or clinical development that we may in the future conduct in connection with the Sanofi Agreement or may otherwise pursue in the future, if any.

Third-Party Agreements

We have entered into arrangements to in-license research and development technology rights with third parties. These arrangements may include non-refundable, upfront payments, payments for options to acquire additional rights, as well as contingent obligations for potential development, regulatory and commercial performance milestone payments, and royalty payments. Our obligation to make payments for contingent obligations is contingent upon the respective milestones being achieved as well as our continued involvement in the programs and/or the lack of any adverse events which could cause the discontinuance of the programs. The activities under these license agreements are performed with no guarantee of either technological or commercial success.

Sanofi Collaboration and License Agreement

In March 2022, we entered into a global collaboration and license agreement with Genzyme Corporation (Sanofi Agreement), a wholly owned subsidiary of Sanofi, which became effective in May 2022. Under the terms of the Sanofi Agreement, we agreed to generate, develop, manufacture and commercialize IgM antibodies directed to six primary targets, three of which were oncology targets and three of which were immunology targets.

In April 2024, Sanofi exercised its right to terminate the oncology collaboration targets effective June 2024. As a result of this termination, we have no further obligations to conduct research and development activities for such terminated targets and Sanofi retains no substitution rights for such terminated targets, pursuant to the terms of the Sanofi Agreement, and the collaboration will now focus exclusively on the immunology collaboration targets (Collaboration Targets). The termination of the oncology targets did not affect any rights and obligations under the Sanofi Agreement with respect to the immunology Collaboration Targets.

Upfront Payment

Under the terms of the Sanofi Agreement, we received a $150.0 million upfront payment from Sanofi in May 2022.

Milestone Payments

We have the right to receive up to $1,065.0 million in aggregate development, regulatory and commercialization milestones for each immunology Collaboration Target.

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

Research, Development, and Commercialization

For each immunology Collaboration Target program, we will be responsible for conducting research and development activities through the completion of the first Phase 1 clinical trials for up to two candidates directed to each immunology Collaboration Target, after which Sanofi will be responsible for conducting all future development and commercialization activities related to each such immunology Collaboration Target. We and Sanofi will bear their own costs in conducting those activities.

For certain cases during a limited period of time, Sanofi will have a one-time right to substitute each of the initial immunology Collaboration Targets, and following any such substitution, the Sanofi Agreement will be automatically terminated with respect to such replaced initial immunology Collaboration Target.

Manufacturing

We will be responsible for manufacture of all preclinical materials for the research activities for each immunology Collaboration Target and clinical drug supply for each immunology Collaboration Target program through Phase 1, after which all manufacturing responsibilities will transfer to Sanofi.

Exclusivity

We will grant to Sanofi, on an immunology Collaboration Target-by-immunology Collaboration Target basis, an exclusive license under certain intellectual property rights controlled by us to, among other things, conduct certain confirmatory and other research activities regarding potential candidates directed to such target in accordance with an agreed upon research plan and to develop and commercialize such licensed products worldwide for all uses. For a specified period of time, on an immunology Collaboration Target-by-immunology Collaboration Target basis, neither we nor Sanofi will be permitted to develop, commercialize, or manufacture for clinical or commercial uses outside of the Sanofi Agreement, certain IgM antibodies that are directed to such immunology Collaboration Target and labeled, or under development to be labeled for, immunology, in each case, subject to certain exceptions. Further, during the term of the Sanofi Agreement, on an immunology Collaboration Target-by-immunology Collaboration Target basis, we will not be permitted to research, develop, commercialize, or manufacture outside of the Sanofi Agreement, target-binding molecules that are the same as, or a close homolog of, the target-binding sequences of licensed compounds directed to such immunology Collaboration Target.

Expiration and Termination

Unless sooner terminated by either party pursuant to its terms, the Sanofi Agreement will continue in effect on a licensed product-by-licensed product and country-by-country basis until the expiration of the applicable royalty term. Upon the expiration (but not termination) of the Sanofi Agreement, Sanofi’s licenses to our intellectual property for such licensed product in such country will continue on a royalty-free and non-exclusive basis.

Each party will have the right to terminate the Sanofi Agreement in its entirety, or on a licensed product-by-licensed product or country-by-country basis, as applicable, for an uncured material breach of the Sanofi Agreement by the other party. Each party will have the right to terminate the Sanofi Agreement in its entirety, or on an immunology Collaboration Target-by-immunology Collaboration Target basis or licensed product-by-licensed product basis, as applicable, if such party’s safety review committee recommends cessation of development or commercialization of applicable licensed products due to a material safety event. Sanofi will have the right to terminate the Sanofi Agreement in its entirety, on an immunology Collaboration Target construct-by-immunology Collaboration Target construct basis or country-by-country basis, as applicable, with or without cause, upon specified prior notice. Each party will have the right to terminate the Sanofi Agreement in its entirety for the other party’s bankruptcy or other similar financial distress as well as a right to terminate in certain other circumstances.

Medivir Agreement

In January 2021, we entered into an exclusive license agreement with Medivir AB (Medivir) through which we received global, exclusive development and commercialization rights for birinapant, a clinical-stage Second Mitochondrial-derived Activator of Caspases (SMAC) mimetic. Under the terms of the agreement, we made an upfront payment of $1.0 million upon signing the agreement and made an additional $1.5 million payment in November 2021 due to our initiation of a Phase 1 clinical study of aplitabart in combination with birinapant. Under the terms of the agreement, should birinapant be successfully developed and approved, we would be obligated to make milestone payments up to a total of approximately $348.5 million, plus tiered royalties from the mid-single digits up to mid-teens on net sales. As part of the 2024 Restructuring, we decided not to proceed with the clinical development of aplitabart in combination with birinapant. On February 24, 2025, we notified Medivir that we were exercising our right to terminate the license agreement as of May 25, 2025.

Manufacturing and Supply

In 2021, we completed construction and began to operate a good manufacturing practice (cGMP) manufacturing facility for the manufacture of clinical trial drug materials; however, we continued to rely on third parties for the manufacture of some product candidates, and we expect to continue to do so. We have suspended our internal manufacturing operations. We expect to continue to rely on third parties to package, label, store and distribute any future investigational product candidates.

We have spent significant resources developing our manufacturing processes and know-how to produce sufficient yields and optimize functionality in conjunction with our contract manufacturing partners. Typically, we used Chinese hamster ovary (CHO) cells to produce IgM antibodies by transfecting those cells with plasmids containing genes encoding heavy chain (HC), light chain (LC) and J chain (JC) domains. The IgM pentamers, containing HC, LC and JC in an appropriate ratio (e.g., 10:10:1), were assembled within the CHO cells, and secreted into the cell supernatant, all of which were contained in a large single-use bioreactor. The product IgM was harvested and purified to homogeneity using methods and processes developed by us. Our processes provided for cost-effective purification and formulation stability in the manufacturing of IgM antibodies.

Competition

The pharmaceutical and biotechnology industries are characterized by rapidly advancing technologies, intense competition and a strong emphasis on proprietary products. We face potential competition from many different sources, including major multinational pharmaceutical companies, established biotechnology companies, specialty pharmaceutical companies, universities, academic institutions, government agencies and other public and private research organizations that conduct research, seek patent protection and establish collaborative arrangements for the research, development, manufacturing and commercialization of autoimmune therapies. Any product candidates that we successfully develop and commercialize will compete with new autoimmune therapies and other drug products that may become available in the future.

We compete in the segments of the pharmaceutical, biotechnology and other related markets that develop therapies for autoimmune disease. There are many other companies that have commercialized and/or are developing treatments for autoimmune diseases, including large pharmaceutical and biotechnology companies, such as AbbVie, AstraZeneca, Bristol-Myers Squibb, Eli Lilly, Johnson and Johnson, Novartis, Pfizer and Takeda.

Many of the companies against which we are competing or against which we may compete in the future have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals and marketing approved drugs than we do. Mergers and acquisitions in the pharmaceutical, biotechnology and diagnostic industries may result in even more resources being concentrated among a smaller number of our competitors. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These competitors also compete with us in recruiting and retaining qualified scientific and management personnel, establishing clinical trial sites and enrolling subjects for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs.

We could see a reduction or elimination of our commercial opportunity if our competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are more convenient or are less expensive than any products that we or our collaborators may develop. Our competitors also may obtain FDA or foreign regulatory approval for their products more rapidly than we may obtain approval for product candidates, which could result in our competitors establishing a strong market position before we or our collaborators are able to enter the market. The key competitive factors affecting the success of our product candidates, if approved, are likely to be their efficacy, safety, convenience, price, the effectiveness of companion diagnostics, if required, the level of biosimilar or generic competition and the availability of reimbursement from government and other third-party payors.

Intellectual Property

We have sought patent protection in the United States and internationally for our platform technologies, research discoveries and proprietary molecules. For our proprietary molecules, we seek to pursue patent protection covering compositions of matter, methods of use including various treatment indications and methods of manufacture. Throughout the innovation process, and continuing into the development phase, we also plan to seek to identify additional means of obtaining patent protection that would potentially enhance our commercial success, including obtaining patent protection for new formulations, methods of use, such as additional medical indications for our proprietary molecules, treatment methods for specific patient populations using our proprietary molecules and methods and tests to identify those patient populations, new dosing regimens, and the manufacture of proprietary molecules. We also seek to obtain patent protection for refinements and enhancements to our platform technologies. Our policy is to pursue, maintain and defend patent rights in strategic areas and to protect the technologies, inventions, and improvements that are commercially important to the development of our business. We may also rely on trade secrets that may be important to the development of our business, and we seek to protect and maintain the confidentiality of proprietary information to protect aspects of our business that are not amenable to, or that we do not consider appropriate for, patent protection.

To date, we have spent considerable effort securing intellectual property rights, including rights related to our platform and manufacturing technologies and proprietary molecules. Material aspects of our patent portfolios covering our platform technologies, proprietary molecules, and related discovery programs, are summarized below.

Platform and Manufacturing Technologies

As of December 31, 2024, our patent portfolio related to our platform and manufacturing technologies includes 14 patent families (13 published, 13 wholly owned, one exclusively licensed) and includes issued U.S. and global patents and applications directed to our modified J chain technology. The platform and manufacturing portfolio includes 52 granted patents, 2 allowed applications, and 78 pending applications in 16 countries or regions, one pending PCT application, and one pending provisional patent application. These patent families are projected to expire between 2034 and 2045, absent any patent term adjustments or extensions. Summaries of selected published patent families are provided below.

The “Modified J Chain” family includes disclosure and claims related to IgM, IgA, and hybrid multimeric antibodies that include a J chain, where the J chain has been modified to include a binding moiety, e.g., an antibody or antibody fragment, or any other protein or non-protein moiety that can bind to a cognate binding partner (including antibody drug conjugates). The application family also includes disclosure and claims related to methods of making and using multimeric antibody molecules comprising a modified J chain, e.g., bispecific IgM antibodies. This patent family has a projected expiration date of April 2, 2035, absent any patent term adjustments or extensions. The Modified J Chain patent family includes granted patents in the United States (four patents), Australia (two patents), Brazil, China (two patents), Europe (two patents, both validated in Austria, Belgium, Switzerland, Germany, Denmark, Spain, Finland, France, Hong Kong, Hungary, Ireland, Italy, Luxembourg, the Netherlands, Norway, Poland, Portugal, Sweden, Slovenia, and the United Kingdom, one additionally validated in the Czech Republic and Turkey), Israel (two patents), India, Japan (two patents), Mexico (two patents), New Zealand, Russia, Singapore, South Africa, and South Korea. As of December 31, 2024, the patent family also includes one allowed application in Canada as well as pending patent applications in the United States, Australia, Europe, Israel, Russia, South Africa, and South Korea. The granted U.S., European, and Chinese claims are directed to IgM antibodies (in the first patents in the United States and Europe); IgM, IgA and hybrid antibodies (in Brazil, India, Russia, Singapore, and South Korea; in the first patent in Australia; in the second patents in United States and Europe; and in the first and second patents in Israel, Japan, and Mexico); and polymeric antibodies (in South Africa, in the third and fourth United States patents, and in the second patent in Australia) comprising a modified J chain with a binding moiety fused or chemically conjugated to selected regions of the J chain. Related claims are being prosecuted in the pending applications.

A later-filed patent family is related to our “Modified J Chain” family. This patent family has a projected expiration date of September 30, 2036, absent any patent term adjustments or extensions. Patents and applications in this family includes disclosure and claims related to multimeric antibodies (e.g., IgM, IgA, or hybrid multimeric antibodies) that include a modified J chain, where the modified J chain includes a moiety that affects adsorption, distribution, metabolism, and/or excretion (ADME) of the multimeric antibody. Exemplary moiety types include, but are not limited to, proteins that increase antibody serum half-life, proteins that affect receptor-mediated transcytosis, and proteins that increase retention of the multimeric antibody in an extravascular space. Patents are granted in the United States (two patents), Japan (two patents), Australia (two patents), Canada, and Europe (validated in Austria, Belgium, Switzerland, Czech Republic, Germany, Denmark, Spain, Finland, France, Greece, Hong Kong, Hungary, Ireland, Iceland, Italy,

Luxembourg, the Netherlands, Norway, Poland, Portugal, Sweden, Slovenia, Turkey, and the United Kingdom). Patent applications in this family are pending in the United States, China, and Europe.

Our platform and manufacturing technology portfolio also includes a patent family with disclosure and claims related to J chain and IgM Fc mutations that inhibit binding of IgM to certain multimeric Ig receptors including the Fcαµ receptor, the Fcµ receptor, and the polymeric Ig receptor. The claims are related to IgM and IgM-derived antibodies that include these mutations and have substantially increased serum half-lives relative to wild type IgM antibodies. The patent applications in this family have a projected expiration date of March 1, 2039, absent any patent term adjustments or extensions. This family includes granted patents in the United States, Japan, South Korea and Mexico. The family includes pending applications in the United States, Australia, Brazil, Canada, China, Europe, Israel, India, Japan, New Zealand, and Singapore.

Our platform and manufacturing technology portfolio also includes a patent family that includes disclosure and claims related to IgM antibody Fc modifications that affect the ability of the IgM antibody to trigger complement-dependent cytotoxicity (CDC). Patent applications in this family disclose and claim single and combined human IgM Fc amino acid substitutions that reduce and/or completely inhibit IgM’s typical CDC activity. Applications in this patent family have a projected expiration date of April 6, 2038, absent any patent term adjustments or extensions. This family includes granted patents in the United States, China, South Korea, Mexico and Singapore. Patent applications in this family are pending in the United States, Canada, Europe, Israel, India, Japan and New Zealand; one patent application is allowed in Australia.

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

Our platform and manufacturing technology portfolio also includes a wholly owned pending PCT application describing and claiming multimeric T cell engaging binding molecules comprising bivalent binding units that bind to a target antigen and a modified J chain or a functional fragment or variant thereof that includes an anti-CD3 antigen-binding domain and a heterologous polypeptide comprising a polypeptide agonist of a T cell costimulatory molecule.

Proprietary Molecules and Discovery Pipeline

Our proprietary molecule and discovery pipeline patent portfolio includes 24 patent families (23 published, 23 families are wholly owned and one family is exclusively licensed, with one family in common with the platform portfolio) including claims directed to our proprietary multimeric binding molecules.

As of December 31, 2024, our proprietary molecule and discovery pipeline portfolio includes 81 granted patents (52 wholly owned and 29 exclusively licensed), two allowed (both wholly owned), 124 applications in prosecution (123 wholly owned and one exclusively licensed), in 17 countries or regions, and four wholly-owned pending PCT applications. These patent families are projected to expire between 2025 and 2044, absent any patent term adjustments or extensions.

Our commercial success will depend in part on obtaining and maintaining patent protection and trade secret protection of our future product candidates and the methods used to develop and manufacture them, as well as successfully defending these patents against any third-party challenges. Our ability to stop third parties from making, using, selling, offering to sell, or importing our future product candidates depends on the extent to which we have rights under valid and enforceable patents or trade secrets that cover these activities. We cannot be sure that patents will be granted with respect to any of our pending patent applications or with respect to any patent applications filed by us in the future, nor can we be sure that any of our existing patents or any patents that may be granted to us in the future will be commercially useful in protecting our future product candidates, discovery programs and processes.

The term of individual patents depends largely upon the statutory legal term of the patents in the countries in which they are obtained. In most countries in which we file, the patent term is 20 years from the earliest date of filing a non-provisional patent application. In the United States, the term of a patent that covers an FDA-approved product may also be eligible for patent term extension, which permits patent term restoration as compensation for the patent term lost during the FDA regulatory review process. The Hatch-Waxman Amendments permit a patent term extension of up to five years beyond the expiration of a patent covering a product, insofar as the patent covers the FDA-approved product. The length of the patent term extension is related to the length of time the drug is under regulatory review. Patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval, only one patent applicable to an approved product may be extended and only those claims covering the approved product, a method for using it, or a method for manufacturing it can be extended. Similar provisions are available in foreign jurisdictions to extend the term of a patent that covers an approved product. In the future, if and when our future product candidates receive FDA approval, we expect to apply for patent term extensions on patents covering those products. While we plan to seek patent term extensions on any of our issued patents in any jurisdiction where these are available, there is no guarantee that the applicable authorities, including the FDA in the United States, will agree with our assessment of whether such extensions should be granted and, if granted, the length of such extensions.

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

The patent positions of biotechnology companies like ours are generally uncertain and involve complex legal, scientific, and factual questions. Our future commercial success will also depend in part on not infringing the proprietary rights of third parties. It is uncertain whether the issuance of any third-party patent would require us to alter our development, commercial strategies, proprietary molecules, or processes, or to obtain licenses or cease certain activities. Our breach of any license agreements or our failure to obtain a license to proprietary rights required to develop or commercialize our future products may have a material adverse impact on us. If third parties prepare and file patent applications in the United States that also claim technology to which we have rights, we may have to participate in derivation proceedings in the USPTO or similar proceedings in foreign jurisdictions, to determine priority of invention.

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

In June 2024, the U.S. Supreme Court overruled the Chevron doctrine, which gives deference to regulatory agencies’ statutory interpretations in litigation against federal government agencies, such as the FDA, where the law is ambiguous. This landmark Supreme Court decision may invite various stakeholders to bring lawsuits against the FDA to challenge longstanding decisions and policies, including FDA’s statutory interpretations of market exclusivities and the “substantial evidence” requirements for drug approvals, which could lead to uncertainties in the industry. Further, changes in the leadership of the FDA and other federal agencies under the current administration may lead to new policies and changes in the regulations that may impact our clinical development and timelines.

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

Moreover, there has recently been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. At the federal level, for example, under the American Rescue Plan Act of 2021, effective January 1, 2024, the statutory cap on Medicaid Drug Rebate Program rebates that manufacturers pay to state Medicaid programs will be eliminated. Elimination of this cap may require pharmaceutical manufacturers to pay more in rebates than it receives on the sale of products, which could have a material impact on our business. In August 2022, Congress passed the Inflation Reduction Act of 2022 (IRA), which includes prescription drug provisions that have significant implications for the pharmaceutical industry and Medicare beneficiaries, including allowing the federal government to negotiate a maximum fair price for certain high-priced single source Medicare drugs, imposing penalties and excise tax for manufacturers that fail to comply with the drug price negotiation requirements, requiring inflation rebates for all Medicare Part B and Part D drugs, with limited exceptions, if their drug prices increase faster than inflation, and redesigning Medicare Part D to reduce out-of-pocket prescription drug costs for beneficiaries, among other changes. Under the Medicare price negotiation provisions, only high-expenditure single-source drugs that have been approved for at least 7 years (11 years for single-source biologics) qualify for negotiation, with the negotiated price taking effect two years after the selection year. For 2026, the first year in which negotiated prices become effective, CMS selected 10 high-cost Medicare Part D drugs in 2023, negotiations began in 2024, and the negotiated maximum fair price for each drug has been announced. CMS has selected 15 additional Medicare Part D drugs for negotiated maximum fair pricing in 2027. For 2028, up to an additional 15 drugs, which may be covered under either Medicare Part B or Part D, will be selected, and for 2029 and subsequent years, up to 20 additional Part B or Part D drugs will be selected. Various industry stakeholders, including certain pharmaceutical companies and the Pharmaceutical Research and Manufacturers of America, have initiated lawsuits against the federal government asserting that the price negotiation provisions of IRA are unconstitutional. The impact of these judicial challenges, legislative, executive, and administrative actions and any future healthcare measures and agency rules implemented by the current administration on us and the pharmaceutical industry as a whole is unclear. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our product candidates if approved. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. For example, a number of states are considering or have recently enacted state drug price transparency and reporting laws that could substantially increase our compliance burdens and expose us to greater liability under such state laws once we begin commercialization after obtaining regulatory approval for any of our products.

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

Employees and Human Capital

As of December 31, 2024, we had 149 full-time employees, 99 of whom were engaged in research and development activities. In September 2024, we announced a reduction in our workforce driven by the 2024 Restructuring. In January 2025, as part of the 2025 Restructuring, we announced a further reduction in our workforce by approximately 73%. None of our employees are represented by labor unions or covered by collective bargaining agreements. We have not experienced any work stoppages and consider our relationship with our employees to be good.

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

Unless the context otherwise requires, any references to or discussion of "product candidates" in these Risk Factors refer to the IgM antibodies we are developing under the Sanofi Agreement or any product candidates that we may otherwise pursue in the future, if any. Further, unless the context otherwise requires, any references to or discussion of "clinical trials" or "clinical development" in these Risk Factors refer to any such clinical trials or clinical development that we may in the future conduct in connection with the Sanofi Agreement or may otherwise pursue in the future, if any.

Risk Factor Summary

Our business operations are subject to numerous risks and uncertainties, including those outside of our control, that could cause our actual results to be harmed, including risks regarding the following:

▪
Our only ongoing IgM-related efforts relate to the targets we are developing under the Sanofi Agreement, and we have not completed the development of any product candidates. If we are unable to discover and develop product candidates, advance product candidates through clinical development, obtain regulatory approval and commercialize one or more product candidates, our business will be materially adversely affected and we may never generate any product revenue.
▪
Our activities to evaluate and pursue potential strategic alternatives may not result in any definitive transaction or enhance stockholder value.
▪
If we fail to achieve the expected financial and operational benefits of our recent cash preservation activities, our business and financial results may be harmed.
▪
The use of engineered IgM antibodies is a novel and unproven therapeutic approach, and our discovery and research programs may never lead to a marketable product.
▪
Following the 2025 Restructuring, we may not develop product candidates through the IgM platform outside of the Sanofi Agreement. If, in the future, we do pursue product candidates through the IgM platform, we may not be successful in our efforts to use and expand our IgM platform to build a pipeline of product candidates.
▪
Product candidates we may develop may have undesirable side effects that may delay or prevent marketing approval or, if approval is received, require them to be taken off the market, require them to include new safety warnings, contraindications or precautions, or otherwise limit their sales. No regulatory agency has made a determination that any of our product candidates are safe or effective for use by the general public for any indication.
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
▪
Clinical trials are expensive, time consuming and difficult to design and implement and may fail to demonstrate adequate safety and efficacy of our product candidates. Furthermore, the results of previous preclinical studies and clinical trials may not be predictive of future results, and the results of any clinical trials may not satisfy the requirements of the FDA or comparable foreign regulatory authorities or provide the basis for regulatory approval.
▪
If clinical trials for any product candidates that we may develop are prolonged, delayed or stopped, we may be unable to seek or obtain regulatory approval and commercialize our product candidates on a timely basis, or at all, which would require us to incur additional costs and delay our receipt of any product revenue.
▪
If we experience delays or difficulties in the enrollment of patients in clinical trials, including because of competition for patients, we will be unable to complete such trials on a timely basis, if at all.

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

Risks Related to Our Business and the Development and Commercialization of Our Product Candidates

Our only ongoing IgM-related efforts relate to the targets we are developing under the Sanofi Agreement, and we have not completed the development of any product candidates. If we are unable to discover and develop product candidates, advance product candidates through clinical development, obtain regulatory approval and commercialize one or more of our product candidates, our business will be materially adversely affected and we may never generate any product revenue.

Our only ongoing IgM-related efforts relate to the targets we are developing under the Sanofi Agreement. We have not completed the development of any product candidates. As a result, we are not currently permitted to market or sell any product candidates in any country, and we may never be able to do so in the future. Product candidates will require clinical development, evaluation of preclinical, clinical and manufacturing activities, marketing approval from government regulators, substantial investment and significant marketing efforts before we generate any revenues from product sales, if ever. We have limited experience in conducting and managing the clinical trials necessary to obtain regulatory approvals. Our ability to generate product revenue and achieve and sustain profitability depends on, among other things, discovering and developing product candidates and obtaining regulatory approvals for such product candidates. Obtaining regulatory approval of product candidates will depend on many factors, including, but not limited to, the following:

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

Our activities to evaluate and pursue potential strategic alternatives may not result in any definitive transaction or enhance stockholder value.

Following the announcement of the 2025 Restructuring, we have begun evaluating and exploring a variety of internal and external strategic alternatives focused on maximizing stockholder value, including, but not limited to, our potential internal research and development opportunities, a merger, sale, other business combination, a strategic partnership with one or more parties, or the licensing, sale or divestiture of our assets. Our ability to successfully execute on a strategic alternative is dependent on a number of factors and we may not be able to execute upon a transaction or other strategic alternative upon favorable terms within an advantageous timeframe and recognize significant value for these assets, if at all. Additionally, the negotiation and consummation of a transaction or other strategic alternative may be costly and time-consuming. Any executed strategic alternative may not result in anticipated savings or other economic benefits, could result in total costs and expenses that are greater than expected, could make it more difficult to attract and retain qualified personnel and may disrupt our operations, each of which could have a material adverse effect on our business.

If we fail to achieve the expected financial and operational benefits of our recent cash preservation activities, our business and financial results may be harmed.

In connection with the 2024 Restructuring and 2025 Restructuring, we announced reductions in workforce in September 2024 and January 2025. The estimates of the costs we expect to incur, and the successful implementation of the restructuring activities pursuant to the cash preservation activities, are subject to a number of assumptions, risks and uncertainties, and actual results may differ from the above-described estimates. We may also incur additional costs not currently contemplated due to events that may occur as a result of, or that are associated with, the cash preservation activities. Restructuring activities may also result in a loss of continuity, accumulated knowledge and inefficiency during transitional periods and thereafter. In addition, restructurings can require a significant amount of time and focus from management and other employees, which may divert attention from our core business activities.

The use of engineered IgM antibodies is a novel and unproven therapeutic approach and our discovery and research programs may never lead to a marketable product.

Product candidates based on engineered IgM antibody approaches differ from current antibody therapies and are unproven. Our IgM antibodies ultimately may not be as safe or effective as IgG antibodies that have been approved or may in the future be approved by the FDA. Further, we are not aware of any therapeutic IgM antibodies that have been approved by the FDA. The scientific evidence to support the feasibility of developing product candidates is both preliminary and limited. We may ultimately discover that any product candidates we may develop do not possess some of the properties that are necessary for therapeutic efficacy, and we may also discover that they do not possess those characteristics that we believe may be helpful for therapeutic effectiveness, including stronger binding that increases efficacy. Our IgM antibodies may also have significant undesirable characteristics, such as immunogenicity, which would limit their ability to be developed as effective and safe therapeutics. In addition, we may discover that our IgM antibodies are not as safe as IgG antibodies.

We may not succeed in demonstrating safety and efficacy of product candidates in clinical trials, notwithstanding results in preclinical studies. For example, in December 2023 we announced the deprioritization of all hematologic oncology clinical development and the clinical development of our targeted cytokine product candidate. Further, in September 2024, we committed to the 2024 Restructuring, and in 2025, we committed to the 2025 Restructuring, pursuant to which we suspended clinical development activities for aplitabart, imvotamab and IGM-2644, respectively. As a result, we may never succeed in developing a marketable product. We may discover that the half-life, tissue distribution or other pharmacodynamic or pharmacokinetic characteristics of our IgM antibodies render them unsuitable for the therapeutic applications we have chosen or otherwise non-competitive with IgG antibodies. We may also experience manufacturing, formulation or stability problems with one or more of our IgM antibodies which may render them unsuitable for use as therapeutic drug products.

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

Following the 2025 Restructuring, we may decide not to develop product candidates through the IgM platform outside of the Sanofi Agreement. If, in the future, we do pursue such product candidates, we may not be successful in our efforts.

Historically, a key element of our strategy has been to leverage our IgM platform to develop a pipeline of antibody product candidates. In January 2025, we announced the 2025 Restructuring and that we are evaluating internal options as well as potential strategic alternatives with the goal of maximizing value for our stockholders. Following the 2025 Restructuring, we may decide not to develop product candidates through the IgM platform outside of the Sanofi Agreement.

If, in the future, we decide to pursue such product candidates, the potential product candidates that we identify may not be suitable for clinical development, including as a result of being shown to have harmful side effects or other characteristics that indicate that they are unlikely to be products that will receive marketing approval, be competitive with alternatives, or otherwise achieve market acceptance. If we do not successfully develop and begin to commercialize product candidates, we will not be able to generate any product revenue, which would adversely affect business.

In the future we may seek approval from the FDA or comparable foreign regulatory authorities through the use of expedited approval pathways, such as Fast Track designation and Breakthrough Therapy designation, orphan drug designation, or accelerated approval. Even if we receive accelerated approval from the FDA or comparable regulatory authorities, if our confirmatory clinical trials do not verify clinical benefit, or if we do not comply with rigorous post-marketing requirements, the FDA or such other regulatory authorities may seek to withdraw accelerated approval.

Where possible, we may, in the future, pursue accelerated development strategies in areas of high unmet need. We may seek an accelerated approval pathway for one or more of our product candidates from the FDA or comparable foreign regulatory authorities. Under the accelerated approval provisions in the Federal Food, Drug, and Cosmetic Act, and the FDA’s implementing regulations, the FDA may grant accelerated approval to a product candidate designed to treat a serious or life-threatening condition that provides meaningful therapeutic benefit over available therapies upon a determination that the product candidate has an effect on a surrogate endpoint or intermediate clinical endpoint that is reasonably likely to predict clinical benefit. The FDA considers a clinical benefit to be a positive therapeutic effect that is clinically meaningful in the context of a given disease, such as irreversible morbidity or mortality. For the purposes of accelerated approval, a surrogate endpoint is a marker, such as a laboratory measurement, radiographic image, physical sign, or other measure that is thought to predict clinical benefit, but is not itself a measure of clinical benefit. An intermediate clinical endpoint is a clinical endpoint that can be measured earlier than an effect on irreversible morbidity or mortality that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit. The accelerated approval pathway may be used in cases in which the advantage of a new drug over available therapy may not be a direct therapeutic advantage, but is a clinically important improvement from a patient and public health perspective. If granted, accelerated approval is usually contingent on the sponsor’s agreement to conduct, in a diligent manner, additional post-approval confirmatory clinical trials to verify and describe the drug’s clinical benefit. If such post-approval clinical trials fail to confirm the drug’s clinical benefit, the FDA may withdraw its approval of the drug. Further, in December 2022, the Consolidated Appropriations Act, 2023, including the Food and Drug Omnibus Reform Act (FDORA), was signed into law. FDORA made several changes to the FDA’s authorities and its regulatory framework, including, among other changes, reforms to the accelerated approval pathway, such as requiring the FDA to specify conditions for post-approval study requirements and setting forth procedures for the FDA to withdraw a product on an expedited basis for non-compliance with post-approval requirements. To the extent the FDA requires us to amend the design of any clinical trials or requires additional trials to meet changes in the data requirements for approval, our clinical timelines and approval will be delayed, which can have an adverse effect on our business and operations.

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

Fast Track designation is designed to facilitate the development and expedite the review of therapies for serious conditions and fill an unmet medical need. Programs with Fast Track designation may benefit from early and frequent communications with the FDA, potential priority review and the ability to submit a rolling application for regulatory review. Fast Track designation applies to both the product candidate and the specific indication for which it is being studied. If any of our product candidates receive Fast Track designation but do not continue to meet the criteria for Fast Track designation, or if any clinical trials are delayed, suspended or terminated, or put on clinical hold due to unexpected adverse events or issues with clinical supply, we will not receive the benefits associated with the Fast Track program. Furthermore, Fast Track designation does not change the standards for approval. Fast Track designation alone does not guarantee qualification for the FDA’s priority review procedures.

Product candidates we may develop may have undesirable side effects that may delay or prevent marketing approval or, if approval is received, require them to be taken off the market, require them to include new safety warnings, contraindications or precautions, or otherwise limit their sales. No regulatory agency has made a determination that any of our product candidates are safe or effective for use by the general public for any indication.

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

The results of future clinical trials may also show that our product candidates and/or our discovery programs may cause undesirable or unacceptable side effects, which could interrupt, delay or halt clinical trials, and result in delay of, or failure to obtain, marketing approval from the FDA or comparable foreign regulatory authorities, or result in marketing approval from the FDA or comparable foreign regulatory authorities with restrictive label warnings or for limited patient populations, or result in potential product liability claims. No regulatory agency has made any determination that any of our product candidates or discovery programs is safe or effective for use by the general public for any indication.

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

Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These competitors also compete with us in recruiting and retaining qualified scientific and management personnel, establishing clinical trial sites and enrolling subjects for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs. In addition, the biotechnology industry is characterized by rapid technological change. If we fail to stay at the forefront of technological change, we may be unable to compete effectively. Technological advances or products developed by our competitors may render our technologies or product candidates obsolete, less competitive or not economical.

We and our third-party manufacturers have encountered and may continue to encounter difficulties in the production of product candidates, and supply chain shortages have limited and may continue to limit access to raw materials and other supplies. Should we encounter any such difficulties, our ability to manufacture drug substance or supply our product candidates for preclinical studies or future clinical trials or, if approved, for commercial sale, could be further delayed or halted entirely.

IgM antibodies have historically been particularly difficult to manufacture and CMOs have limited experience in the manufacturing of IgM antibodies. The process of manufacturing our product candidates is extremely susceptible to product loss due to contamination, equipment failure or improper installation or operation of equipment, vendor or operator error, contamination and inconsistency in yields, variability in product characteristics, difficulties in scaling the production process and shipping issues. Even minor deviations from normal manufacturing processes could result in reduced production yields, product defects and other supply disruptions. For example, because of supply chain constraints and staffing issues at one of our CMOs, we previously had to adjust the anticipated filing date of our IND application for one of our clinical candidates. If microbial, viral or other contaminations are discovered in our product candidates or in the manufacturing facilities in which our product candidates are made, such manufacturing facilities may need to be closed for an extended period of time to investigate and remedy the contamination, and we could be subject to sanctions, restrictions on the product candidate or on the manufacturing facilities, product liability claims or other adverse consequences, any of which could significantly and adversely affect supplies of our product candidates and harm our business and results of operations. Any interruption in the supply of clinical drug product from any cause could adversely affect the timing, enrollment and scope of any future clinical trials.

We may expend our limited resources to pursue product candidates or indications that do not yield a successful product and fail to capitalize on product candidates or indications that may be more profitable or for which there is a greater likelihood of success.

Due to the significant resources required for the development of programs, we must focus our programs on specific product candidates and indications and decide which product candidates to pursue and advance and the amount of resources to allocate to each. Our decisions concerning the allocation of research, development, collaboration, management and financial resources toward particular product candidates or indications may not lead to the development of any viable commercial product and may divert resources away from better opportunities. For example, in December 2023 we announced the deprioritization of all hematologic oncology clinical development and the clinical development of our targeted cytokine product candidate. Further, in September 2024, we committed to the 2024 Restructuring, and in 2025, we committed to the 2025 Restructuring, pursuant to which we suspended clinical development activities for aplitabart and other oncology candidates and imvotamab and IGM-2644, respectively. These decisions or potential future decisions to delay, terminate or collaborate with third parties in respect of certain programs may subsequently also cause us to miss valuable opportunities. If we make incorrect determinations regarding the viability or market potential of any of our programs or product candidates or misread trends in the treatment of autoimmune or inflammatory diseases or the biotechnology industry, our business, financial condition and results of operations could be materially adversely affected. As a result, we may fail to capitalize on viable commercial products or profitable market opportunities, fail to recoup our research and development and other investments in the clinical programs we have selected, be required to forego or delay pursuit of opportunities with other product candidates or other indications that may later prove to have greater commercial potential than those we choose to pursue, or relinquish valuable rights to such product candidates through collaboration, licensing or other royalty arrangements in cases in which it would have been advantageous for us to invest additional resources to retain sole development and commercialization rights.

Clinical trials are expensive, time consuming and difficult to design and implement and may fail to demonstrate adequate safety and efficacy of our product candidates. Furthermore, the results of previous preclinical studies and clinical trials may not be predictive of future results, and the results of any clinical trials may not satisfy the requirements of the FDA or comparable foreign regulatory authorities or provide the basis for regulatory approval.

Before obtaining marketing approval from regulatory authorities for the sale of our product candidates, we must conduct preclinical development and then extensive clinical trials to demonstrate their safety and efficacy. Clinical testing is expensive and difficult to design and implement. Clinical testing can take many years to complete, and its ultimate outcome is uncertain.

A failure of one or more clinical trials can occur at any stage of the process. We will be required to demonstrate with substantial evidence through well-controlled clinical trials that our product candidates are safe and effective for use in a diverse patient population before we can seek regulatory approvals for their commercial sale. Any future clinical trials may produce negative or inconclusive results, and we may decide, or regulators may require us, to conduct additional and expansive preclinical or clinical testing.

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

In addition, the FDA and other regulatory authorities may change their policies, issue additional regulations or revise existing regulations, any of which could delay our ability to obtain approvals, increase the costs of compliance or restrict our ability to maintain any regulatory approvals we may have obtained. In June 2024, the U.S. Supreme Court overruled the Chevron doctrine, which gives deference to regulatory agencies' statutory interpretations in litigation against federal government agencies, such as the FDA where the law is ambiguous. This Supreme Court decision may invite more companies and other stakeholders to bring lawsuits against the FDA to challenge longstanding decisions and policies of the FDA, including FDA's statutory interpretations of market exclusivities and the "substantial evidence" requirements for drug approvals, which could undermine the FDA's authority, lead to uncertainties in the industry, and disrupt the FDA's normal operations, any of which could delay the FDA's review of our regulatory submissions. We cannot predict the full impact of this decision on us or the pharmaceutical industry in general. Further, changes in the leadership of the FDA and other federal agencies under the current administration can result in changes in the funding, operations, and policies of the FDA and other federal agencies, which may impact any clinical development plans and timelines.

Interim, preliminary or topline data from any clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.

From time to time, we may publish interim, preliminary or topline data from future clinical trials. Interim data from future clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Interim or preliminary data from future clinical trials that we may conduct may not be indicative of the final results of the trial and are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data becomes available. Interim or preliminary data also remains subject to audit and verification procedures that may result in the final data being materially different from the interim or preliminary data. As a result, interim or preliminary data should be viewed with caution until the final data are available. Adverse differences between interim, preliminary or topline data and final data could significantly harm our reputation and business prospects. We do not know whether any clinical trials we may conduct will demonstrate consistent or adequate efficacy and safety sufficient to obtain marketing approval to market our product candidates.

Moreover, preliminary, interim and topline data are subject to the risk that one or more of the clinical outcomes may materially change as more patient data become available when patients mature on study, patient enrollment continues or as other future clinical trials with a product candidate further develop. Past results of clinical trials may not be predictive of future results. In addition, the information we choose to publicly disclose regarding a particular study or future clinical trial is based on what is typically more extensive information, and you or others may not agree with what we determine is the material or otherwise appropriate information to include in our disclosure. Any information we determine not to disclose may ultimately be deemed significant with respect to future decisions, conclusions, views, activities or otherwise regarding a particular product candidate or our business. Similarly, even if we can initiate and complete preclinical studies and clinical trials of our product candidates according to our development timelines, the positive results from such preclinical studies and clinical trials may not be replicated in subsequent preclinical studies or clinical trial results. Moreover, preclinical, nonclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that believed their product candidates performed satisfactorily in preclinical studies and clinical trials nonetheless failed to obtain FDA or other regulatory approval.

If clinical trials for any product candidates that we may develop are prolonged, delayed or stopped, we may be unable to seek or obtain regulatory approval and commercialize our product candidates on a timely basis, or at all, which would require us to incur additional costs and delay our receipt of any product revenue.

We may experience delays in our preclinical studies or future clinical trials, and we do not know whether future preclinical studies or clinical trials will begin on time, need to be redesigned, enroll an adequate number of patients on time or be completed on schedule, if at all. For example, because of supply chain constraints and staffing issues at one of our CMOs, we had to postpone the filing date of our IND application for one of our former clinical candidates. The commencement or completion of any future clinical trials could be substantially delayed or prevented by many factors, including:

▪
further discussions with the FDA or comparable foreign regulatory authorities regarding the scope or design of our clinical trials;
▪
the limited number of, and competition for, suitable study sites and investigators to conduct any clinical trials, many of which may already be engaged in other clinical trial programs with similar patients, including some that may be for the same indication as our product candidates;
▪
any delay or failure to obtain timely approval or agreement to commence a clinical trial in any of the countries where enrollment is planned;
▪
inability to obtain sufficient funds required for a clinical trial;
▪
clinical holds on, or other regulatory objections to, a future clinical trial;
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

We may experience difficulties in patient enrollment in our future clinical trials for a variety of reasons, including supply chain disruptions, staffing shortages and other business and economic disruptions resulting from geopolitical actions, including war and terrorism, natural disasters, including earthquakes, typhoons, floods and fires, as well as other disruptions resulting from the impact of public health factors, including the COVID-19 pandemic, business disruptions of our strategic partners, third-party manufacturers, suppliers and other third parties upon which we rely. The timely completion of clinical trials in accordance with their protocols depends, among other things, on our ability to enroll a sufficient number of patients who remain in the trial until completion of treatment and adequate follow-up. The enrollment of patients depends on many factors, including:

▪
the size and nature of the patient population;
▪
the severity of the disease under investigation;
▪
the proximity of subjects to clinical sites and ability of subjects to travel to clinical trial sites;
▪
continued enrollment of prospective patients by clinical trial sites;
▪
efforts to facilitate timely enrollment;
▪
the eligibility criteria for the trial;
▪
the design of the clinical trial;
▪
patient referral practices of physicians;
▪
ability to obtain and maintain patient consents;
▪
ability to monitor patients adequately during and after treatment;
▪
risk that enrolled subjects will drop out before completion;
▪
clinicians’ and patients’ perceptions as to the potential advantages and disadvantages of the drug being studied in relation to other available therapies, including any new drugs that may be approved for the indications we are investigating; and
▪
inability to enroll, or delay in enrollment of, patients due to outbreaks and public health crises, such as the COVID-19 pandemic.

In addition, our competitors, some of whom have significantly greater resources than we do, may conduct clinical trials for the same indications and seek to enroll patients in their studies that may otherwise be eligible for our future clinical trials, which could lead to slow recruitment and delays in our clinical programs. Further, since the number of qualified clinical investigators is limited, we may conduct some of our future clinical trials at the same clinical trial sites that some of our competitors use, which could further reduce the number of patients who are available for our future clinical trials in these sites. Moreover, because our product candidates represent a departure from existing treatments of autoimmune and inflammatory diseases, potential patients and their doctors may be inclined to use conventional therapies, such as anti-inflammatory drugs, corticosteroids, or systemic immunosuppressive drugs, rather than enroll patients in our clinical trials.

Our inability to enroll sufficient number of patients for our future clinical trials would result in significant delays or may require us to abandon one or more of these clinical trials altogether. If we are unable to enroll a sufficient number of patients that will complete clinical testing, we will be unable to seek or gain marketing approval for such product candidates and our business will be harmed. Even if we can enroll a sufficient number of patients in our future clinical trials, delays in patient enrollment may result in increased costs or may affect the timing or outcome of future clinical trials, which could prevent completion of these trials and adversely affect our ability to advance the development of our product candidates.

We face risks related to health epidemics and other outbreaks, such as COVID-19, which could significantly disrupt our operations or otherwise result in material adverse impacts to us.

Our business could be adversely impacted by the effects of health epidemics and other outbreaks, including:

▪
delays or difficulties in enrolling and retaining patients in future clinical trials, and incurrence of additional costs as a result of any preclinical study and clinical trial delays and adjustments;
▪
delays or difficulties in clinical site initiation, including difficulties in recruiting clinical site investigators and clinical site staff;
▪
shutdowns or continued business disruptions experienced by suppliers and other third parties with whom we conduct business;
▪
diversion of healthcare resources away from the conduct of future clinical trials, including the diversion of hospitals serving as our clinical trial sites and hospital staff supporting the conduct of clinical trials;
▪
interruption or delays of key clinical trial activities, such as clinical trial site monitoring and collecting sufficient clinical data, patient safety considerations or limitations on travel imposed or recommended by federal or state governments, employers and others;
▪
other limitations on resources that would otherwise be focused on the conduct of our business or future clinical trials or preclinical research, including because of sickness, the desire to avoid contact with large groups of people or government restrictions;
▪
delays in receiving approval from regulatory authorities to initiate our future clinical trials;
▪
delays in receiving the supplies, materials and services needed to conduct clinical trials and preclinical research or to support manufacturing activities of our business and that of our suppliers or contractors;
▪
changes in clinical site policies and procedures for conducting clinical trials during the pandemic;
▪
changes in regulations as part of a response to health epidemics or other outbreaks which may require us to change the ways in which our future clinical trials are conducted and incur unexpected costs, or require us to discontinue the clinical trials altogether; and
▪
delays in necessary interactions with regulators, ethics committees and other important agencies and contractors.

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

As product candidates are developed through preclinical to late-stage clinical trials towards approval and commercialization, it is common that various aspects of the development program, such as manufacturing methods and formulation, are altered along the way in an effort to optimize yield and manufacturing batch size, minimize costs and achieve consistent quality and results. Such changes carry the risk that they will not achieve these intended objectives. Any of these changes could cause our product candidates to perform differently and affect the results of future clinical trials conducted with the altered materials. This could delay completion of clinical trials, require the conduct of bridging clinical trials or the repetition of one or more clinical trials, increase clinical trial costs, delay approval of our product candidates and jeopardize our ability to commence product sales and generate revenue.

The design or execution of our future clinical trials may not support regulatory approval.

The design or execution of a clinical trial can determine whether its results will support regulatory approval and flaws in the design or execution of a clinical trial may not become apparent until the clinical trial is well advanced. In some instances, there can be significant variability in safety or efficacy results between different trials of the same product candidate due to numerous factors, including changes in trial protocols, differences in size and type of the patient populations, adherence to the dosing regimen and other trial protocols and the rate of dropout among clinical trial participants. We do not know whether any future clinical trials that we may conduct will demonstrate consistent or adequate efficacy and safety to obtain regulatory approval to market our product candidates.

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

Even if regulatory approval is obtained for a product candidate, we may not generate or sustain revenue from sales of the product due to factors such as whether the product can be sold at a competitive price and otherwise will be accepted in the market. The antibodies we are developing use relatively new technologies. Market participants with significant influence over acceptance of new treatments, such as physicians and third-party payors, may not adopt a product or treatment based on our technologies, and the medical community and third-party payors may not accept and use, or provide favorable reimbursement for, any product candidates developed by us. The commercial success of our product candidates will depend upon their acceptance among physicians, patients, the medical community and third-party payors. The degree of market acceptance of any of our product candidates will depend on a number of factors, including:

▪
the efficacy and safety profile as demonstrated in future clinical trials compared to alternative treatments;
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

In Catalyst Pharms., Inc. v. Becerra, 14 F.4th 1299 (11th Cir. 2021), the court disagreed with the FDA’s longstanding position that the orphan drug exclusivity only applies to the approved use or indication within an eligible disease. This decision created uncertainty in the application of the orphan drug exclusivity. However, in January 2023, the FDA published a notice in the Federal Register to clarify that while the agency complies with the court’s order in Catalyst, the FDA intends to continue to apply its longstanding interpretation of the regulations to matters outside of the scope of the Catalyst order – that is, the agency will continue tying the scope of orphan-drug exclusivity to the uses or indications for which a drug is approved, which permits other sponsors to obtain approval of a drug for new uses or indications within the same orphan designated disease or condition that have not yet been approved. It is unclear how future litigation, legislation, agency decisions, and administrative actions will impact the scope of the orphan drug exclusivity. In June 2024, the U.S. Supreme Court overruled the Chevron doctrine, which gives deference to regulatory agencies' statutory interpretations in litigation against federal government agencies, such as the FDA, where the law is ambiguous. This landmark Supreme Court decision may invite various stakeholders to bring lawsuits against the FDA to challenge longstanding decisions and policies of the FDA, including the FDA's statutory interpretations of market exclusivities, lead to uncertainty in the industry, and disrupt the FDA's normal operations. Changes in the leadership of the FDA and other federal agencies under the current administration can result in changes in the funding, operations, and policies of the FDA and other federal agencies, which may impact our clinical development plans and timelines.

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

We focus our product candidate development on therapeutic IgM antibodies in autoimmune and inflammatory diseases. Our projections of addressable patient populations that have the potential to benefit from treatment with our product candidates are based on estimates. These estimates have been derived from a variety of sources, including scientific literature, surveys of clinics, physician interviews, patient foundations and market research, and may prove to be incorrect. Further, new developments, such as the development of vaccines or new therapeutics, may change the estimated incidence or prevalence of the diseases targeted by our programs. The number of patients may turn out to be lower than expected. If any of the foregoing estimates are inaccurate, the market opportunities for any of our product candidates could be significantly diminished and have an adverse material impact on our business.

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

Any product candidates for which we may seek approval may face competition sooner than anticipated.

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

Under the American Rescue Plan Act of 2021, the statutory cap on Medicaid Drug Rebate Program rebates that manufacturers pay to state Medicaid programs was eliminated. Elimination of this cap may require pharmaceutical manufacturers to pay more in rebates than it receives on the sale of products, which could have a material impact on our business. In August 2022, Congress passed the IRA, which includes prescription drug provisions that have significant implications for the pharmaceutical industry and Medicare beneficiaries, including allowing the federal government to negotiate a maximum fair price for certain high-priced single source Medicare drugs, imposing penalties and excise tax for manufacturers that fail to comply with the drug price negotiation requirements, requiring inflation rebates for all Medicare Part B and Part D drugs, with limited exceptions, if their drug prices increase faster than inflation, and redesigning Medicare Part D to reduce out-of-pocket prescription drug costs for beneficiaries, among other changes. Under the Medicare price negotiation provisions, only high-expenditure single-source drugs that have been approved for at least 7 years (11 years for single-source biologics) qualify for negotiation, with the negotiated price taking effect two years after the selection year. For 2026, the first year in which negotiated prices become effective, CMS selected 10 high-cost Medicare Part D drugs in 2023, negotiations began in 2024, and the negotiated maximum fair price for each drug has been announced. CMS has selected 15 additional Medicare Part D drugs for negotiated maximum fair pricing in 2027. For 2028, up to an additional 15 drugs, which may be covered under either Medicare Part B or Part D, will be selected, and for 2029 and subsequent years, up to 20 additional Part B or Part D drugs will be selected. Various pharmaceutical companies have initiated lawsuits against the federal government asserting that the price negotiation provisions of the IRA are unconstitutional. With the Supreme Court's overturn of the Chevron doctrine, the IRA as well as other administration decisions of HHS, including those of the CMS, may be subject to increased litigation and judicial scrutiny. The full impact of these judicial challenges as well as future legislative, executive, and administrative actions and agency rules implemented by the government on us and the pharmaceutical industry as a whole is unclear. The implementation of cost containment measures, including the prescription drug provisions under the IRA, as well as other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our product candidates if approved. Uncertainties created by the IRA and other cost containment measures may negatively impact potential investments, company valuation, royalty-based earnings, mergers and acquisitions in our industry. Further, many states have proposed or enacted legislation and administrative actions that seek to indirectly or directly regulate pharmaceutical drug pricing, such as by requiring biopharmaceutical manufacturers to publicly report proprietary pricing information or to place a maximum price ceiling on pharmaceutical products purchased by state agencies. The FDA has authorized the state of Florida to develop Section 804 Importation Programs to import certain prescription drugs from Canada for a limited period of time to help reduce drug costs, provided that Florida’s Agency for Health Care Administration meets the requirements set forth by the FDA. Other states may follow Florida. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could affect the prices we may obtain for any of our product candidates for which we may obtain regulatory approval or the frequency with which any such product candidate, if approved, is prescribed or used. Complying with any new legislation and regulatory changes could be time-intensive and expensive, resulting in a material adverse effect on our business.

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

Disruptions at the FDA and other agencies, including delays or disruptions due to the health epidemics, travel restrictions, or staffing shortages, may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. If a prolonged government shutdown or disruption occurs, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions and provide feedback on our clinical development plans, which could have a material adverse effect on our business and our anticipated timelines. Further, in our operations as a public company, future government shutdowns or other disruptions to normal operations could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

Our business may become subject to economic, political, regulatory and other risks associated with international operations.

Our business may be subject to risks associated with conducting business internationally. Some of our future clinical trial sites may be, and some of our suppliers and collaborators are, located outside of the United States. We may also enter into additional non-U.S markets. Accordingly, our future results could be harmed by a variety of factors, including:

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
▪
analogous state and foreign laws and regulations, including: state anti-kickback and false claims laws which may apply to our business practices, including, but not limited to, research, distribution, sales and marketing arrangements and claims involving healthcare items or services reimbursed by state governmental and non-governmental third-party payors, including private insurers; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the applicable compliance guidance promulgated by the federal government; state laws that require drug manufacturers to track gifts and other remuneration and items of value provided to healthcare professionals and entities; state and local laws that require the registration of pharmaceutical sales representatives; and state laws that require drug manufacturers to report information relating to pricing and marketing information; and
▪
state and foreign laws that govern the privacy and security of health information in specified circumstances, many of which differ from each other in significant ways and often are not pre-empted by HIPAA, thus complicating compliance efforts.

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

We are subject to export control and import laws and regulations, including the U.S. Export Administration Regulations, U.S. Customs regulations, various economic and trade sanctions regulations administered by the U.S. Treasury Department’s Office of Foreign Assets Controls, the U.S. Foreign Corrupt Practices Act of 1977, as amended, the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, the USA PATRIOT Act, the United Kingdom Bribery Act 2010, the Proceeds of Crime Act 2002, and other state and national anti-bribery and anti-money laundering laws in the countries in which we conduct activities. Anti-corruption laws are interpreted broadly and prohibit companies and their employees, agents, contractors, and other partners from authorizing, promising, offering, or providing, directly or indirectly, improper payments or anything else of value to recipients in the public or private sector. We may engage third parties for future clinical trials outside of the United States, to sell our products abroad once we enter a commercialization phase, or to obtain necessary permits, licenses, patent registrations, and other regulatory approvals. We may have direct or indirect interactions with officials and employees of government agencies or government-affiliated hospitals, universities, and other organizations. We can be held liable for the corrupt or other illegal activities of our employees, agents, contractors, and other partners, even if we do not explicitly authorize or have actual knowledge of such activities. Any violation of the laws and regulations described above may result in substantial civil and criminal fines and penalties, imprisonment, the loss of export or import privileges, debarment, tax reassessments, breach of contract and fraud litigation, reputational harm, and other consequences.

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

We have incurred significant losses since our inception. Our net loss for the years ended December 31, 2024, 2023, and 2022 was $195.8 million, $246.4 million, and $221.1 million, respectively. As of December 31, 2024, our accumulated deficit was approximately $1.0 billion. We expect to continue to incur losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of, and seek regulatory approvals for, our product candidates, prepare for and begin to commercialize any approved product candidates and add infrastructure and personnel to support our product development efforts and operations as a public company. Historically we have financed our operations primarily through the sale of equity and debt securities as well as funding received from our collaboration partners. We do not generate any revenue from product sales and our product candidates will require substantial additional investment before they may provide us with any revenue, if ever.

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

Because of the numerous risks and uncertainties associated with drug development, we are unable to accurately predict the timing or amount of increased expenses or when, or if, we will be able to generate product revenue or achieve profitability. For example, our expenses could increase if we are, in the future, required by the FDA to perform clinical trials in addition to those that we may, in the future, expect to perform, or if there are any delays in completing future clinical trials or in the development of any of our product candidates.

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

All of our product candidates and discovery programs are in preclinical development. Developing drug products, including conducting preclinical studies and clinical trials, is expensive. In order to obtain such regulatory approval, we will be required to conduct clinical trials for each indication for each of our product candidates, which will increase our expenses. We will continue to require additional funding to complete the development and commercialization of our product candidates, to continue to advance our discovery programs, to expand our manufacturing facilities and to satisfy additional costs that we have incurred and expect to continue to incur in connection with operating as a public company. Such funding may not be available on acceptable terms or at all.

As of December 31, 2024, we had $183.8 million in cash, cash equivalents, and marketable securities. We believe that our existing cash, cash equivalents, and marketable securities will enable us to fund our operating expenses and capital expenditure requirements for at least one year past the issuance date of the financial statements included elsewhere in this Annual Report on Form 10-K. Our estimate as to how long we expect our cash, cash equivalents, and marketable securities to be able to continue to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned. In addition, because successful development of our product candidates is uncertain, we are unable to estimate the actual funds we will require to complete research and development and to commercialize our product candidates.

Our future funding requirements will depend on many factors, including but not limited to:

▪
the initiation, scope, rate of progress, results and cost of our preclinical studies, clinical trials and other related activities for our product candidates;
▪
the costs associated with manufacturing our product candidates and establishing commercial supplies and sales, marketing and distribution capabilities;
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

At December 31, 2024, we had $183.8 million of cash, cash equivalents, and marketable securities. While we are not aware of any downgrades, material losses, or other significant deterioration in the fair value of our cash equivalents or marketable securities since December 31, 2024, no assurance can be given that further deterioration of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents or our ability to meet our financing objectives. Furthermore, our stock price may decline due in part to the volatility of the stock market and general economic downturn.

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

To succeed, we must recruit, retain, manage and motivate qualified personnel, and we face significant competition for experienced personnel. In addition, we will need to expand and effectively manage our managerial, operational, financial, development and other resources to successfully pursue any future research, development and commercialization efforts for our existing and future product candidates. Furthermore, replacing executive officers and key employees may be difficult and may take an extended period of time because of the limited talent pool in our industry due to the breadth of skills and experience required to successfully develop, gain regulatory approval of and commercialize products. Intense competition for attracting key skill sets may limit our ability to retain and motivate these key personnel on acceptable terms.

Many of the other biotechnology companies that we compete against for qualified personnel have greater financial and other resources, different risk profiles and a longer history in the industry than we do. They also may provide more diverse opportunities and better prospects for career advancement. Some of these characteristics may be more appealing to high-quality candidates than what we have to offer. We also experience competition for the hiring of scientific and clinical personnel from universities and research institutions. In addition to competition for personnel, the San Francisco Bay Area in particular is characterized by a high cost of living. This high cost of living will increase the difficulty of attracting experienced personnel to our company, and we may be required to expend significant financial resources in our employee recruitment and retention efforts. Additionally, the U.S. has recently experienced historically high levels of inflation and an acute workforce shortage generally, which has created a hyper-competitive wage environment that may increase our operating costs. Any changes in our compensation structure, workforce reductions (including the reductions in force we announced in December 2023 in connection with the 2023 Restructuring (defined below), September 2024 in connection with the 2024 Restructuring, and January 2025 in connection with the 2025 Restructuring), or other cost reduction efforts may be negatively received by employees and result in attrition or recruiting difficulties. Further, following the suspension of our clinical development activities, our ability to retain key personnel is critical to our ability to effectively manage our resources. Moreover, there can be no assurance that any initiatives we take to improve employee retention will be successful in achieving their objectives, including the exchange of employee stock options for new restricted stock units completed in July 2024.

In addition, we rely on consultants and advisors, including scientific and clinical advisors, to assist us in formulating our research and development strategy. Our consultants and advisors may be employed by employers other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability. If we are unable to continue to attract and retain high quality personnel, our ability to pursue our growth strategy will be limited.

We may need to grow our organization, and we may experience difficulty in managing this growth, which could disrupt our operations.

As of December 31, 2024, we had 149 full-time employees. In December 2023, we announced a reduction in our workforce by approximately 22% as part of our 2023 Restructuring. We announced further reductions in our workforce in September 2024 as part of our commitment to the 2024 Restructuring and by approximately 73% in January 2025 as part of our commitment to the 2025 Restructuring. In connection with the 2025 Restructuring, we announced that we are evaluating internal options as well as potential strategic alternatives with the goal of maximizing value for our stockholders. As our development plans and strategies develop, we may again need to expand our employee base for managerial, operational, financial and other resources. Additionally, if our product candidates and discovery programs enter and advance through preclinical studies and any clinical trials, we will need to expand our research, development, manufacturing, regulatory and sales and marketing capabilities or contract with other organizations to provide these capabilities for us. Future growth would impose significant added responsibilities on members of management, including the need to identify, recruit, maintain, motivate and integrate additional employees. Also, our management may need to divert a disproportionate amount of their attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage any future expansion of our operations, which may result in weaknesses in our infrastructure, give rise to operational errors, loss of business opportunities, loss of employees and reduced productivity amongst remaining employees. Any future growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of existing and additional product candidates and discovery programs. If our management is unable to effectively manage any future growth, our expenses may increase more than expected, our ability to generate or grow revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize our product candidates and compete effectively with others in our industry will depend on our ability to effectively expand our organization and manage any future growth.

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

The California Privacy Rights Act modified and augmented the CCPA significantly as of January 1, 2023, potentially resulting in further uncertainty and requiring us to incur additional costs and expenses in an effort to comply. In addition, several states within the United States have enacted or proposed data privacy laws, many of which are general privacy statutes similar to the CCPA. For example, Colorado, Connecticut, Delaware, Indiana, Iowa, Kentucky, Maryland, Minnesota, Montana, Nebraska, New Hampshire, New Jersey, Oregon, Rhode Island, Tennessee, Texas, Utah, and Virginia have enacted similar legislation. Although the CCPA and many similar state statutes include exemptions for certain clinical trials data, these laws may increase our compliance costs and potential liability with respect to other personal information we collect or otherwise process. Further, other states have enacted laws that cover certain aspects of the collection, use, disclosure, and/or other processing of health information, such as Washington's My Health, My Data Act, which, among other things, provides a private right of action.

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

The CCPA, GDPR, and other new and evolving laws, regulations, and industry standards relating to privacy, security, and data protection can provide for obligations that vary significantly among jurisdictions and potentially are far-reaching. Further, because the interpretation and application of many laws and regulations relating to privacy, security, and data protection, along with mandatory industry standards, are uncertain, it is possible that these laws, regulations and standards, or contractual obligations to which we are or may become subject, may be interpreted and applied in a manner that is inconsistent with our existing or future practices. We may be required to modify our relevant policies and practices and to incur substantial costs and expenses in our efforts to comply. Any failure or perceived failure by us to comply with our posted privacy policies, our privacy-related obligations to users or other third parties, or any other legal obligations or regulatory requirements relating to privacy, data protection or data security, may result in governmental investigations or enforcement actions, litigation, claims, or public statements against us or public censure and could result in significant liability, cause harm to our brand and reputation, and otherwise materially and adversely affect our reputation and business.

Furthermore, the loss, corruption, or unavailability of clinical trial data from clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Likewise, we rely on other third parties for the manufacture of our product candidates and to conduct clinical trials, and similar events relating to their computer systems could also have a material adverse effect on our business.

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

Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the Code), if a corporation undergoes an “ownership change,” the corporation’s ability to use its net operating losses (NOLs) and other pre-change tax attributes such as research tax credits to offset its post-change taxable income or taxes may be limited. In general, an “ownership change” occurs if there is a cumulative change in our ownership by “5% shareholders” that exceeds 50 percentage points over a rolling three-year period. We completed a Section 382 study in 2020 and determined that we had experienced at least two changes in ownership prior to 2020. We subsequently performed a Section 382 study in 2023, and no further changes in ownership were identified. Consequently, we may be limited in our ability to use our NOL carryforwards and other tax assets in a future year if taxable income in that given year exceeds our cumulative 382 NOL utilization limits through that specific year. As a result, even if we attain profitability, it is possible 382 limitations on the ability to use our NOL carryforwards and other tax assets could adversely affect our future cash flows. In addition, our NOL carryforwards may be unavailable to offset future taxable income because of restrictions under U.S. tax law. The Tax Cuts and Jobs Act of 2017 (Tax Act), as modified by the Coronavirus Aid, Relief, and Economic Security Act, imposes certain limitations on the deduction of NOL carryforwards, including a limitation on use of NOL carryforwards generated in tax years that began on or after January 1, 2018 to offset 80% of taxable income in tax years beginning on or after January 1, 2021. In addition, California has recently enacted a temporary suspension on the use of state NOL carryforwards for certain businesses, which may adversely affect our company if it earns taxable income in the impacted tax years. Other state tax limitations may apply.

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

Risks Related to Our Dependence on Third Parties

We have in the past and may in the future rely on third parties to manufacture and deliver our product candidates and provide other services. Any failure by one of these third parties to manufacture and deliver acceptable product candidates and provide other services for us pursuant to our specifications and regulatory standards may delay or impair our ability to initiate or complete our future clinical trials, obtain and maintain regulatory approvals or commercialize approved products.

We currently have limited in-house manufacturing experience and personnel. While we have operated a cGMP manufacturing facility for the manufacture of clinical trial drug materials, we have suspended its operations. We expect to rely on third parties to manufacture some or all of any future product candidates. As a result of supply chain constraints and staffing issues at one of our contract manufacturers, we previously adjusted the anticipated filing date of our IND application for one of our former clinical candidates. In addition, we have relied on a third-party contract research organization for the conduct of clinical assays and we have experienced, and may in the future experience, delays and interruptions, as well as quality and design errors, in this supply of information to us. If we are unable to arrange for and maintain such third-party manufacturing and analytical sources that are capable of meeting regulatory standards, or fail to do so on commercially reasonable terms, we may not be able to successfully produce sufficient supply of product candidate or clinical sample analysis data, or we may be delayed in doing so. If we are unable to arrange for and maintain such third-party manufacturing sources that are capable of meeting regulatory standards, or fail to do so on commercially reasonable terms, we may not be able to successfully produce sufficient supply of product candidate or we may be delayed in doing so. A loss of supply of our product candidates or combination agents, for any reason, including as a result of manufacturing, supply or storage issues, damaged shipments, or otherwise, could result in us experiencing further delays, or disruptions, suspensions or terminations of, or being required to restart or repeat, any future clinical trials. Such failure or substantial delay or loss of supply could materially harm our business.

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

We may have little to no control regarding the occurrence of third-party manufacturer incidents. Any failure by our third-party manufacturers to comply with cGMP or failure to scale up manufacturing processes, including any failure to deliver sufficient quantities of product candidates in a timely manner, would lead to a delay in, or failure to seek or obtain, regulatory approval of any of our product candidates. Furthermore, any change in manufacturer of our product candidates or approved products, if any, would require new regulatory approvals, which could delay initiation or completion of future clinical trials or disrupt commercial supply of approved products.

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

We have in the past and may in the future rely on third parties to monitor, support, conduct and oversee our preclinical studies and clinical trials and, in some cases, to maintain regulatory files for product candidates. We may not be able to obtain regulatory approval for, or commercialize, our product candidates, or we may miss expected deadlines, if we are not able to maintain or secure agreements with such third parties on acceptable terms, if these third parties do not perform their services as contractually required, or if these third parties fail to timely transfer any regulatory information held by them to us.

We have in the past and may in the future rely on entities outside of our control, which may include academic institutions, CROs, hospitals, clinics and other third-party strategic partners, to monitor, support, conduct and oversee our preclinical studies and clinical trials. As a result, we have less control over the timing and cost of these studies and the ability to recruit trial subjects than if we conducted these trials with our own personnel.

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

Ultimately, we are responsible for ensuring that each of our preclinical studies and future clinical trials is conducted in accordance with the applicable protocol, legal, regulatory and scientific standards, and our reliance on third parties does not relieve us of our regulatory responsibilities.

We and our CROs are required to comply with cGCP regulations and guidelines enforced by the FDA, the competent authorities of the member states of the European Union and comparable foreign regulatory authorities for products in clinical development. Regulatory authorities enforce these cGCP regulations through periodic inspections of clinical trial sponsors, principal investigators and clinical trial sites. If we or any of our CROs fail to comply with applicable cGCP regulations, the clinical data generated in future clinical trials may be deemed unreliable and our submission of marketing applications may be delayed or the FDA may require us to perform additional clinical trials before approving our marketing applications. Upon inspection, the FDA could determine that any future clinical trials have failed to comply with applicable cGCP regulations. In addition, our future clinical trials must be conducted with product produced under the cGMP regulations enforced by the FDA, and our future clinical trials may require a large number of test subjects. Our failure to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process and increase our costs. Moreover, our business may be implicated if any of our CROs violates federal or state fraud and abuse or false claims laws and regulations or healthcare privacy and security laws.

If any of our clinical trial sites were to terminate for any reason, we may experience the loss of follow-up information on patients enrolled in our future clinical trials unless we are able to transfer the care of those patients to another qualified clinical trial site. Further, our CROs are not required to work indefinitely or exclusively with us. Our agreements with our CROs may be subject to termination by the counterparty upon the occurrence of certain circumstances. If any CRO terminates its agreement with us, the research and development of the relevant product candidate would be suspended, and our ability to research, develop, and license future product candidates may be impaired. We may be required to devote additional resources to the development of our product candidates or seek a new collaboration partner, and the terms of any additional collaborations or other arrangements that we establish may not be favorable to us.

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

We have limited capabilities for drug development and manufacturing and do not yet have any capability for sales, marketing or distribution. We have in the past and may in the future determine to collaborate with pharmaceutical and biotechnology companies for development and potential commercialization of therapeutic products. For example, we have entered into a collaboration with Sanofi for the development and potential commercialization of certain therapeutic products. The competition for strategic partners is intense. Our ability to reach a definitive agreement for collaboration will depend, among other things, upon our assessment of the strategic partner’s resources and expertise, the terms and conditions of the proposed collaboration and the proposed strategic partner’s evaluation of a number of factors. These factors may include the design or results of future clinical trials, the likelihood of approval by the FDA or comparable foreign regulatory authorities, the potential market for the subject product candidate, the costs and complexities of manufacturing and delivering such product candidate to patients, the potential of competing products, the existence of uncertainty with respect to our ownership of technology, which can exist if there is a challenge to such ownership without regard to the merits of the challenge, and industry and market conditions generally. The strategic partner may also consider alternative product candidates or technologies for similar indications that may be available for collaboration and whether such collaboration could be more attractive than the one with us for our product candidate.

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

Our research, development and commercialization activities may be subject to claims that we infringe or otherwise violate patents or other intellectual property rights owned or controlled by third parties. We are aware of third-party patents and patent applications containing claims directed to most of our areas of product development, which patents and applications could potentially be construed to cover our product candidates and the use thereof to treat patients. As the biotechnology and pharmaceutical industries expand and more patents are issued, the risk increases that we may be subject to claims of infringement of the patent rights of third parties. There is no assurance that third-party patents or patent applications of which we are aware may not ultimately be found to limit our ability to make, use, sell, offer for sale, or import our future approved products or impair our competitive position, even though we do not believe they are relevant to our business. Patents that we may ultimately be found to infringe could be issued to third parties. Third parties may have or obtain valid and enforceable patents or proprietary rights that could block us from developing product candidates using our technology. These patents may not expire before we receive marketing authorization for our future product candidates, and they could delay the commercial launch of one or more future products. If our products were to be found to infringe any such patents, and we were unable to invalidate those patents, or if licenses for them are not available on commercially reasonable terms, or at all, our business, financial condition, and results of operations could be materially harmed. Furthermore, even if a license is available, it may be non-exclusive, which could result in our competitors gaining access to the same intellectual property. Our failure to maintain a license to any technology that we require may also materially harm our business, financial condition, and results of operations, and we would be exposed to a threat of litigation.

In the biotechnology industry, significant litigation and other proceedings regarding patents, patent applications, trademarks and other intellectual property rights have become commonplace both within and outside the United States including patent infringement lawsuits, oppositions, inter partes review (IPR) and post-grant review (PGR) proceedings before the United States Patent and Trademark Office (USPTO), or the applicable foreign patent counterpart. The types of situations in which we may become a party to such litigation or proceedings relating to third party intellectual property include:

▪
we or our licensors may initiate litigation or other proceedings against third parties, including post-grant proceedings such as oppositions, IPRs or PGRs, seeking to invalidate the patents held by those third parties, to obtain a judgment that our products or processes do not infringe those third parties’ patents or to obtain a judgment that those parties’ patents are invalid and/or unenforceable;
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

Our strategy depends on our ability to identify, seek, obtain, and maintain patent protection for our discoveries. Our patent portfolio is relatively small compared to many large and more established pharmaceutical and biotechnology companies that have patent portfolios consisting of hundreds, and in some cases even thousands, of granted patents. We expect patent protection will continue to be an important part of our strategy. The patent protection process is expensive and time consuming, and we may not be able to file and prosecute all necessary or desirable patent applications, or maintain and enforce patents that may issue from such patent applications, at a reasonable cost or in a timely manner or in all jurisdictions where protection may be commercially advantageous. It is also possible that we will fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection. Moreover, in some circumstances, we may not have the right to control the preparation, filing and prosecution of patent applications, or to maintain the patents covering technology that we have licensed from third parties. Therefore, our owned, co-owned, or in-licensed patents and patent applications may not be prosecuted and enforced in a manner consistent with the best interests of our business. Our patent applications cannot be enforced against third parties practicing the technology claimed in such applications unless, and until, patents issue from such applications, and then only to the extent the issued claims cover the technology. The patent applications that we own, or co-own, or in-license may fail to result in issued patents with claims that cover our future product candidates in the United States or in other foreign countries or that effectively prevent third parties from commercializing competitive product candidates.

Moreover, the patent position of biotechnology companies generally is highly uncertain, involves complex legal and factual questions and has in recent years been the subject of much litigation. We may be subject to a third-party pre-issuance submission of prior art to the USPTO or a foreign jurisdiction, and such prior art may affect the scope of any claims that are ultimately allowed or may prevent our patent applications from issuing as patents. Further, the issuance of a patent does not ensure that it is valid or enforceable, nor is the issuance conclusive as to inventorship or the scope of any claims. Third parties may challenge the validity, enforceability or scope of our issued patents or claim that they should be inventors on such patents, and such patents may be narrowed, invalidated, circumvented, or deemed unenforceable, or such third parties may gain rights to such patents. We could also become involved in reexamination, inter-parties review, post-grant review, opposition or derivation proceedings, challenging our patent rights or the patent rights of others. In addition, recent changes in law, such as the U.S. Supreme Court's decision in Amgen Inc. v. Sanofi, have introduced changes in the law relevant to biotechnology patents, and future changes in law may further introduce uncertainty in the enforceability or scope of patents owned by biotechnology companies. If our patents are narrowed, invalidated, or held unenforceable, third parties may be able to commercialize our technology or products and compete directly with us without payment to us. There is no assurance that all potentially relevant prior art relating to our patents and patent applications has been identified, and such prior art could potentially invalidate one or more of our patents or prevent a patent from issuing from one or more of our pending patent applications. There is also no assurance that there is not prior art of which we are aware, but which we do not believe affects the validity or enforceability of a claim in our patents and patent applications, which may, nonetheless, ultimately be found to affect the validity or enforceability of a claim. Furthermore, even if our patents are unchallenged, they may not adequately protect our intellectual property, provide exclusivity for our product candidates, prevent others from designing around our claims, or provide us with a competitive advantage. The legal systems of certain countries do not favor the aggressive enforcement of patents, and the laws of foreign countries may not allow us to protect our inventions with patents to the same extent as the laws of the United States. Because patent applications in the United States and many foreign jurisdictions are not published until 18 months after filing, or in some cases not at all, and because publications of discoveries in scientific literature lag behind actual discoveries, we cannot be certain that we were the first to make the inventions claimed in our issued patents or pending patent applications, or that we were the first to file for protection of the inventions set forth in our patents or patent applications. As a result, we may not be able to obtain or maintain protection for certain inventions. Therefore, the issuance, validity, enforceability, scope, and commercial value of our patents in the United States and in foreign countries cannot be predicted with certainty and, as a result, any patents that we own, co-own, or license may not provide sufficient protection against competitors. We may not be able to obtain or maintain patent protection from our pending patent applications, from those we may file in the future, or from those we may license from third parties. Moreover, even if we are able to obtain patent protection, such patent protection may be of insufficient scope to achieve our business objectives. In addition, the issuance of a patent does not give us the right to practice the patented invention. Third parties may have blocking patents that could prevent us from marketing our own patented product and practicing our own patented technology.

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

We in-license certain patent rights and proprietary technology from third parties that are important to our discovery platform and development of product candidates. For example, we have in the past and may in the future in-license certain antibody binding domains, as well as the technology for discovering antibody binding domains, for our discovery and clinical development programs from third parties. Under these license agreements, we are able to research and initially develop discovery programs and are required to make certain annual payments. We also have the option to negotiate or enter into commercial license agreements with these third parties if we elect to continue development or commercialization of any product candidates incorporating the in-licensed antibodies. If we exercise our option to negotiate or enter into any commercial licenses with these third parties, we will likely be subject to various additional obligations, which may include obligations with respect to funding, development and commercialization activities, and payment obligations upon achievement of certain milestones and royalties on product sales.

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

▪
issued patents that we own, co-own, or may license may not provide us with any competitive advantages, or may be held invalid or unenforceable, as a result of legal challenges by our competitors;
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

As of December 31, 2024, stockholders with ownership equal to 5% or more of our outstanding capital stock and their respective affiliates, beneficially owned a majority of the shares of our outstanding capital stock. Accordingly, our principal stockholders will be able to control most matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, including mergers and sales of all or substantially all of our assets. The interests of these principal stockholders may not always coincide with your interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders. For example, our concentration of ownership could have the effect of delaying or preventing a change in control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could cause the market price of our common stock to decline or prevent our stockholders from realizing a premium over the market price for their shares of our common stock.

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

If in the future we issue shares of common stock or securities convertible into common stock, our stockholders would experience dilution and, as a result, the market price of our common stock may decline. We cannot predict the effect that future sales of our common stock would have on the market price of our common stock. Additionally, our stockholders may be further diluted by the exercise of the pre-funded warrants issued in December 2020 in connection with a financing (see Note 8 – Stockholders' Equity to our financial statements included elsewhere in this Annual Report on Form 10-K for additional information) and any issuance of our voting common stock issuable upon the conversion of shares of non-voting common stock currently outstanding.

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

As a public company, we are required to disclose material changes made in our internal controls and procedures on a quarterly basis and our management is required to assess the effectiveness of these controls annually. Additionally, we are required to include a formal management assessment of the effectiveness of our internal control over financial reporting in our periodic reports, and once we cease to be a "smaller reporting company" and are classified as an "accelerated filer" or "large accelerated filer," unless another exemption is available, we will be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. However, for as long as we are a “smaller reporting company” and are not classified as an "accelerated filer" or "large accelerated filer," our independent registered public accounting firm will not be required to attest to the effectiveness of our internal controls over financial reporting pursuant to Section 404.

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

An independent assessment of the effectiveness of our internal controls could detect problems that our management’s assessment might not. In addition, our independent registered public accounting firm did not perform an evaluation of our internal control over financial reporting as of December 31, 2024, 2023 or 2022 in accordance with the provisions of the Sarbanes-Oxley Act. Had our independent registered public accounting firm performed such an evaluation, control deficiencies may have been identified by management or our independent registered public accounting firm, and those control deficiencies could have also represented one or more material weaknesses. Undetected material weaknesses in our internal controls could lead to financial statement restatements and require us to incur the expense of remediation.

We have incurred and will continue to incur significant increased costs as a result of operating as a public company, and our management has devoted and will continue to devote substantial time to corporate governance standards.

As a public company, we have incurred and will continue to incur significant legal, accounting and other expenses that we did not incur as a private company, and these expenses may increase even more now that we ceased to be an “emerging growth company” on December 31, 2024. Our management and other personnel have devoted and will continue to devote a substantial amount of time and incur substantial expense in connection with compliance initiatives. For example, in anticipation of becoming a public company, we adopted additional internal controls and disclosure controls and procedures, retained a transfer agent and adopted an insider trading policy. As a public company, we bear all of the internal and external costs of preparing and distributing periodic public reports in compliance with our obligations under the securities laws.

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

We are a smaller reporting company, and any decision on our part to comply only with certain reduced reporting and disclosure requirements applicable to smaller reporting companies could make our common stock less attractive to investors.

Although we ceased to be an “emerging growth company,” as defined in the JOBS Act, on December 31, 2024, we are also currently a “smaller reporting company” as defined in the Exchange Act. Smaller reporting companies may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not smaller reporting companies, including, among others, not being required to comply with the auditor attestation requirements of Section 404 and reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. Additionally, as a smaller reporting company, we are only required to provide two years of audited financial statements in our SEC reports. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our common stock held by non-affiliates equals or exceeds $250 million as of the prior June 30, or (2) our annual revenues equal or exceed $100 million during such completed fiscal year and the market value of our common stock held by non-affiliates equals or exceeds $700 million as of the prior June 30.

If we take advantage of some or all of the reduced disclosure requirements available to smaller reporting companies, investors may find our common stock less attractive, which may result in a less active trading market for our common stock and greater stock price volatility.

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

Our SVP of Group Operations and our Cybersecurity Steering Committee, which includes a cross-functional leadership team, are primarily responsible for assessing and managing our material risks from cybersecurity threats. As part of our risk identification, assessment, and mitigation activities, we leverage the experience of our external cybersecurity advisor/consultant (CISSP, CISA, CISM, CRISC, QSA) who has extensive cybersecurity expertise across various industries. Our SVP of Group Operations, who manages our cybersecurity program, has over 25 years of experience in the Life-Sciences IT space, with over 8 years in IT security and cybersecurity functions.

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

Item 2. Properties.

We lease approximately 95,900 square feet of office, laboratory and manufacturing space in Mountain View, California and office and laboratory space in Doylestown, PA. These leases have expiration dates ranging from December 2025 through June 2032. We believe that our facilities are adequate to meet our needs for the immediate future, and that, should it be needed, suitable additional space will be available on commercially reasonable terms to accommodate any such expansion of our operations.

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

Holders of Record

As of February 28, 2025, there were 7 holders of record of our common stock and 12 holders of record of our non-voting common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees.

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

The following graph compares the cumulative total return to stockholder return on our common stock relative to the cumulative total returns of the Nasdaq Composite Index and the Nasdaq Biotechnology Index. An investment of $100 is assumed to have been made in our common stock and each index on December 31, 2019 and its relative performance is tracked through December 31, 2024. Pursuant to applicable SEC rules, all values assume reinvestment of the full amount of all dividends; however no dividends have been declared on our common stock to date. The stockholder returns shown on the graph below are based on historical results and are not indicative of future performance, and we do not make or endorse any predictions as to future stockholder returns.

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

Overview

We are a biotechnology company that has historically been focused on the development of IgM antibodies for the treatment of cancer and autoimmune and inflammatory diseases. IgM antibodies have inherent properties that we believe may enable them to bind more strongly to targets on the surface of cells than comparable IgG antibodies.

We have created a portfolio of patents and patent applications, know-how and trade secrets directed to our platform technology, and we retain worldwide commercial rights to all of our product candidates, other than those being developed in partnership with Sanofi and the intellectual property related thereto. We have an ongoing collaboration and license agreement with Sanofi, to generate and develop IgM antibodies for three immunology targets.

In September 2024, we announced the 2024 Restructuring. Further, in January 2025, we announced the 2025 Restructuring. We also announced we are evaluating internal options as well as potential strategic alternatives with the goal of maximizing value for our stockholders.

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

We have incurred significant net losses to date. Our ability to generate product revenue sufficient to achieve profitability will depend on the successful development and eventual commercialization of one or more of our current or future product candidates. Our net losses were $195.8 million, $246.4 million, and $221.1 million for the years ended December 31, 2024, 2023 and 2022, respectively. As of December 31, 2024, we had an accumulated deficit of $1.0 billion. These losses have resulted primarily from costs incurred in connection with research and development activities and general and administrative costs associated with our operations. We expect to continue to incur significant expenses and operating losses for the foreseeable future, and our net losses may fluctuate significantly from period to period, depending on the timing of and expenditures on our planned research and development activities.

We expect our expenses and capital requirements to fluctuate in connection with our ongoing activities if and as we:

▪
complete the 2025 Restructuring and 2024 Restructuring;
▪
advance the development of our product candidates;
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

We plan to continue to use third-party service providers, including contract research organizations (CROs) and contract manufacturing organizations (CMOs), to carry out preclinical and clinical development and manufacture and supply some of our preclinical and clinical materials to be used during the development of our product candidates.

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

Indirect expenses consisting of:

▪
Personnel expenses, including salaries, benefits and stock-based compensation expense, for personnel in our research and development functions; and
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

We expect our research and development expenses to fluctuate for the foreseeable future as we conduct activities under the Sanofi Agreement, implement our plan under the 2025 Restructuring and 2024 Restructuring announced in January 2025 and September 2024, respectively, evaluate our internal options and evaluate strategic alternatives with the goal of maximizing value for our stockholders. The process of conducting the necessary preclinical and clinical research to obtain regulatory approval is costly and time-consuming. To the extent that we initiate new clinical development activities for our product candidates, our expenses will increase and may become more variable. The actual probability of success for our product candidates may be affected by a variety of factors, including the safety and efficacy of our product candidates, investment in our clinical programs, manufacturing capability and competition with other products. As a result of these variables, we are unable to determine the duration and completion costs of our research and development projects or when and to what extent we will generate revenue from the commercialization and sale of product candidates. We may never succeed in achieving regulatory approval for any product candidates.

General and Administrative

Our general and administrative expenses consist primarily of personnel expenses for our executive, finance, corporate and other administrative functions, intellectual property, facilities and other allocated expenses, other expenses for outside professional services, including legal, human resources, audit and accounting services, and insurance costs. Personnel expenses consist of salaries, benefits, recruiting costs, and stock-based compensation. We expect our general and administrative expenses to fluctuate for the foreseeable future. If we are successful with the development of our product candidates, we expect our general and administrative expenses to increase to support our continued and expanding research and development activities and increased costs of operating as a public company, including compliance with the rules and regulations of the Securities and Exchange Commission (SEC) and those of any national securities exchange on which our securities are traded, legal, auditing, additional insurance expenses, investor relations activities and other administrative and professional services.

Interest Income

Interest income includes interest income earned on our cash, cash equivalents, marketable securities, and restricted cash and non-cash interest income related to the accretion of discounts on marketable securities.

Results of Operations

A discussion and analysis of our financial condition and results of operations for the year ended December 31, 2022, is included in Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on March 7, 2024.

The following table summarizes our results of operations for the years ended December 31, 2024 and 2023, together with the changes in those items in dollars:

Comparison of the Years Ended December 31, 2024 and 2023

	Year Ended December 31,
(in thousands)	2024	2023	Change
Collaboration revenue	$2,679	$2,130	$549

Operating expenses:
Research and development	160,854	215,519	(54,665)
General and administrative	50,405	50,072	333
Total operating expenses	211,259	265,591	(54,332)
Loss from operations	(208,580)	(263,461)	54,881

Other income (expense)
Interest income	12,785	17,743	(4,958)
Other expense	—	(20)	20
Total other income (expense)	12,785	17,723	(4,938)
Loss before income tax expense	(195,795)	(245,738)	49,943
Income tax expense	—	(678)	678
Net loss	$(195,795)	$(246,416)	$50,621

Collaboration Revenue

Collaboration revenue was $2.7 million and $2.1 million for the years ended December 31, 2024 and 2023, respectively, and relates solely to revenue generated from the Sanofi Agreement. The increase of $0.5 million is primarily attributable to the cumulative catch-up adjustment of $0.8 million related to Sanofi exercising its right to terminate the oncology collaboration targets and focus exclusively on immunology targets. Please refer to Note – 9 Sanofi Agreement, to the financial statements included elsewhere in this Annual Report on Form 10-K for additional revenue recognition disclosures.

Research and Development Expenses

The following table summarizes our research and development expenses incurred during the periods indicated:

	Year Ended December 31,
(in thousands)	2024	2023	Change
Direct expenses
Deprioritized clinical programs (1)
Imvotamab – Autoimmune programs	$15,750	$9,415	$6,335
Aplitabart	28,869	34,766	(5,897)
Other deprioritized clinical programs	5,193	21,491	(16,298)
Total deprioritized clinical programs	49,812	65,672	(15,860)
Preclinical and other R&D	24,856	38,052	(13,196)
Indirect expenses
Personnel	61,616	87,553	(25,937)
Depreciation and facilities	24,570	24,242	328
Total research and development expenses	$160,854	$215,519	$(54,665)
(1)
The years ended December 31, 2024 and 2023 include direct expenses related to our deprioritized clinical programs and any related preclinical costs prior to trial initiation.

Research and development expenses were $160.9 million and $215.5 million for the years ended December 31, 2024 and 2023, respectively. The decrease of $54.7 million was primarily driven by lower personnel, deprioritized clinical program and preclinical expenses, partially offset by higher depreciation and facilities expenses.

•
Deprioritized clinical program expenses decreased by $15.9 million, primarily driven by the wind down of aplitabart and other deprioritized programs, including imvotamab in oncology, IGM-7354, and IGM-2644 in oncology, partially offset by the advancement of Phase 1 clinical trials for imvotamab in autoimmune diseases prior to the 2025 Restructuring.
•
Preclinical and other R&D expenses decreased by $13.2 million, primarily driven by a decrease in research related activities and professional services as a result of the 2023 Restructuring and the 2024 Restructuring.
•
Personnel expenses decreased by $25.9 million, primarily due to the effect of the 2023 Restructuring and the 2024 Restructuring.
•
Depreciation and facilities expenses increased by $0.3 million, primarily due to additional equipment and infrastructure.

General and Administrative Expenses

General and administrative expenses were $50.4 million and $50.1 million for the years ended December 31, 2024 and 2023, respectively. The increase of $0.3 million was primarily driven by higher stock based-compensation expense resulting from the modification of certain equity awards due to the 2024 Restructuring partially offset by lower professional services as a result of the 2023 Restructuring and the 2024 Restructuring.

Interest Income

Interest income was $12.8 million and $17.7 million for the years ended December 31, 2024 and 2023, respectively. The decrease of $5.0 million was primarily due to lower invested capital during year ended December 31, 2024.

Liquidity and Capital Resources

Sources of Liquidity

We are a biotechnology company with limited operating history, and due to our significant research and development expenditures, we have generated operating losses since our inception and have not generated any revenue from the sale of any products. We expect to continue incurring significant expenses and operating losses for the foreseeable future as we conduct activities under the Sanofi Agreement, evaluate our internal options and evaluate potential strategic alternatives with the goal of maximizing value for our stockholders.

Since our inception and through December 31, 2024, we have funded our operations primarily through the sale of common stock and pre-funded warrants in our public offerings and private placement, the sale of convertible preferred stock and the issuance of unsecured promissory notes in private placements, and payments from our collaboration partners. We maintain a shelf registration statement with the SEC for the potential offering, issuance and sale by us of our common stock, non-voting common stock, debt securities, preferred stock, and certain other securities from time to time in one or more offerings.

As of December 31, 2024, we had cash, cash equivalents, and marketable securities of $183.8 million and an accumulated deficit of $1.0 billion. Our material cash requirements include our operating expenses, which consist primarily of research and development expenditures related to our programs and related personnel costs, as well as our operating leases.

We believe that our cash, cash equivalents, and marketable securities will be sufficient to fund our planned operations for at least one year past the issuance date of the financial statements appearing elsewhere in this Annual Report on Form 10-K. Our assessment of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves numerous risks and uncertainties.

Future Funding Requirements

We will require additional funding in order to develop and commercialize product candidates, if any. We may seek to raise any necessary additional capital through a combination of public or private equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other marketing and distribution arrangements. The timing and amount of our future funding requirements depends on many factors, including the following:

▪
the initiation, scope, rate of progress, results and cost of our preclinical studies, future clinical trials and other related activities for our product candidates;
▪
the costs associated with manufacturing our product candidates and establishing commercial supplies and sales, marketing and distribution capabilities;
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

Cash Flows

A discussion and analysis of our financial condition and cash flows for the year ended December 31, 2022 is included in Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on March 7, 2024.

The following table summarizes our cash flows for the periods indicated:

	Year Ended December 31,
(in thousands)	2024	2023
Net cash, cash equivalents, and restricted cash (used in) provided by:
Operating activities	$(152,996)	$(192,231)
Investing activities	64,158	68,355
Financing activities	2,388	115,068
Net decrease in cash, cash equivalents, and restricted cash	$(86,450)	$(8,808)

Cash Used in Operating Activities

For the year ended December 31, 2024, net cash used in operating activities was $153.0 million, which consisted primarily of a net loss of $195.8 million and a net change of $7.1 million in net operating assets and liabilities, partially offset by a net change of $49.9 million in non-cash charges. The net change in our operating assets and liabilities was primarily due to a decrease in net liabilities of $8.3 million due to lease payments, recognizing revenue from providing research and development services under the Sanofi Agreement and payments related to clinical trials. The non-cash charges primarily consisted of stock-based compensation expense of $38.3 million, depreciation expense of $9.1 million, lease expense of $5.3 million, partially offset by net discounts purchased and accretion on marketable securities of $2.8 million.

For the year ended December 31, 2023, net cash used in operating activities was $192.2 million, which consisted primarily of a net loss of $246.4 million and a net change of $6.7 million in net operating assets and liabilities, partially offset by a net change of $60.9 million in non-cash charges. The net change in our operating assets and liabilities was primarily due to a decrease in net liabilities of $8.6 million due to payments related to clinical trials, manufacturing, and lease liabilities, and the recognition of deferred revenue. The non-cash charges primarily consisted of stock-based compensation expense of $46.5 million, depreciation expense of $8.3 million, lease expense of $5.4 million, and net discounts purchased and accretion on marketable securities of $0.3 million.

Cash Provided by Investing Activities

For the year ended December 31, 2024, net cash provided by investing activities was $64.2 million, which consisted of $289.4 million in maturities and sales of marketable securities, partially offset by $219.4 million in purchases of marketable securities and $5.8 million in purchases of property, plant, and equipment.

For the year ended December 31, 2023, net cash provided by investing activities was $68.4 million, which consisted of $445.8 million in maturities and sales of marketable securities, partially offset by $365.0 million in purchases of marketable securities and $12.4 million in purchases of property, plant, and equipment.

Cash Provided by Financing Activities

For the year ended December 31, 2024, net cash provided by financing activities was $2.4 million, which consisted primarily of $1.5 million in proceeds from the exercise of stock options and $0.9 million in proceeds from purchases under the employee stock purchase plan.

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

Contractual Obligations and Commitments

The following table summarizes our contractual obligations and other commitments as of December 31, 2024:

	Payments Due by Period
(in thousands)	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years	Total
Contractual obligations:
Operating lease obligations	$7,759	$14,840	$14,840	$19,356	$56,795

We have entered into leases for offices, laboratory, and manufacturing facilities in Mountain View, California, which includes our headquarters and main offices. Additionally, we have entered into a lease for office and laboratory space in Doylestown, Pennsylvania. As of December 31, 2024, future minimum lease commitments under these leases were $56.8 million.

In addition, we have entered into agreements in the normal course of business with CROs, CMOs and other vendors for research and development services for operating purposes, which are generally cancelable upon written notice.

For product candidates that are currently in various research and development stages, we may be obligated to make up to $361.9 million of future development, regulatory, and commercial milestone and royalty payments associated with the optioned technologies in our license agreements. Payments under these agreements generally become due and payable upon achievement of certain milestones. The achievement of these milestones was not probable and payment was not required as of December 31, 2024, as such, contingencies have not been recorded in our financial statements. Amounts related to contingent milestone payments are not yet considered contractual obligations as they are contingent on the successful achievement of certain milestones. See Note 7 – License Agreements to our financial statements included elsewhere in this Annual Report on Form 10-K.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Recently Issued and Adopted Accounting Pronouncements

Please refer to Note 2 – Summary of Significant Accounting Policies to the financial statements included elsewhere in this Annual Report on Form 10-K for additional disclosures around recently issued and adopted accounting pronouncements.

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

We recognize revenue allocated to each performance obligation when, or as, we satisfy a performance obligation. Revenue is recognized over time by measuring the progress toward complete satisfaction of the relevant performance obligation using an appropriate input or output method, which may be based on factors such as internal personnel costs and third-party contract expenses, among other measures based on the nature of the good or service promised to the customer. The estimates made on an input or output method are subject to change and may result in material changes to revenue that could materially affect our results of operations. Changes to the price and/or scope of our collaboration arrangements, such as an increase or decrease in the number of targets, are assessed for whether they represent a modification or should be accounted for as a new contract.

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

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of IGM Biosciences, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of IGM Biosciences, Inc. (the "Company") as of December 31, 2024 and 2023, the related statements of operations, comprehensive loss, stockholders' equity, and cash flows, for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Revenue Recognition – Estimated Costs to Complete – Sanofi Agreement – Refer to Notes 2 and Note 9 to the financial statements

Critical Audit Matter Description

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

In March 2022, the Company entered into a global collaboration and license agreement (the Sanofi Agreement) with Genzyme Corporation, a wholly owned subsidiary of Sanofi (Sanofi), which became effective in May 2022. Under the terms of the Sanofi Agreement, the Company agreed to generate, develop, manufacture, and commercialize IgM antibodies directed to six primary targets, three of which were oncology targets and three of which were immunology targets.

In April 2024, Sanofi exercised its right to terminate the oncology collaboration targets effective June 2024. The Company determined that Sanofi’s exercise of its right to terminate the oncology collaboration targets was a contract modification because it changed the scope of the contract by reducing the number of performance obligations under the agreement. As a result, the Company allocated the unrecognized transaction price to the three remaining performance obligations based on their relative estimated Stand-alone Selling Price (SSP).

At contract inception and upon the April 2024 modification, the Company determined the SSP for each of the performance obligations based on the estimated costs to complete the underlying activities of each performance obligation and included factors such as forecasted internal costs, estimated third-party expenditures, development timelines and scenarios, probability of target failures and selection of substitute targets, and program-specific factors. These estimated cost forecasts were based on observable data for both market and entity specific factors, such as considering the actual and expected costs of the Company’s existing research and development programs and adjusting for factors specific to the targets identified.

Given the significant assumptions and estimates made by management when determining the SSP of each remaining performance obligation under the amended contract, performing audit procedures to evaluate the reasonableness of management’s assumptions and estimates related to the total estimated costs to complete the underlying activities of each remaining performance obligation required a high degree of auditor judgment and an increased extent of effort, including the need to involve our specialists with expertise in scientific and regulatory matters.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the total estimated costs to complete the underlying activities of each remaining performance obligation under the amended contract included the following, among others:

▪
We obtained an understanding of management's process for developing the estimated costs to complete the underlying activities of each remaining performance obligation.
▪
We evaluated the appropriateness of management's estimates of total costs to satisfy the performance obligation by involving an auditor’s specialist with expertise in scientific and regulatory matters to assist in the evaluation of such costs through benchmarking procedures for similar activities as well as to evaluate whether scientific or regulatory developments have occurred that would significantly impact the cost estimates for each remaining performance obligation.
▪
We tested the assumptions and underlying data used by the Company in its computation of the total third-party contract expenses estimated to complete the underlying activities of each remaining performance obligation.
▪
We tested the mathematical accuracy of management’s computations of the total estimated costs to complete the underlying activities of each of remaining performance obligation.
▪
We evaluated the reasonableness of the estimated costs to be incurred as of the contract modification date based on current factors.

/s/ Deloitte & Touche LLP

San Francisco, California

March 6, 2025

We have served as the Company's auditor since 2019.

IGM Biosciences, Inc.

Balance Sheets

(in thousands, except share and per share data)

	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$26,495	$112,520
Restricted cash	167	592
Marketable securities	157,292	225,157
Prepaid expenses and other current assets	9,666	9,328
Total current assets	193,620	347,597
Property, plant and equipment, net	32,509	38,232
Operating lease right-of-use assets	38,524	35,773
Other non-current assets	1,059	1,809
Total assets	$265,712	$423,411

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$983	$1,326
Accrued liabilities	26,883	31,544
Lease liabilities	7,121	5,834
Deferred revenue	2,651	3,777
Total current liabilities	37,638	42,481
Lease liabilities, non-current	38,065	34,672
Deferred revenue, non-current	141,471	143,024
Other liabilities, non-current	366	—
Total liabilities	217,540	220,177
Commitments and contingencies (Note 7)

Stockholders' equity:
Preferred stock, $0.01 par value; 200,000,000 shares authorized as of December 31, 2024 and 2023; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 1,000,000,000 shares authorized as of December 31, 2024 and 2023; 34,263,707 and 33,180,749 shares issued and outstanding as of December 31, 2024 and 2023, respectively	342	331
Non-voting common stock, $0.01 par value; 200,000,000 shares authorized as of December 31, 2024 and 2023; 25,386,983 and 25,500,383 shares issued and outstanding as of December 31, 2024 and 2023, respectively	254	255
Additional paid-in-capital	1,064,454	1,023,739
Accumulated other comprehensive income	159	151
Accumulated deficit	(1,017,037)	(821,242)
Total stockholders’ equity	48,172	203,234
Total liabilities and stockholders’ equity	$265,712	$423,411

The accompanying notes are an integral part of these financial statements.

IGM Biosciences, Inc.

Statements of Operations

(in thousands, except share and per share data)

	Year Ended December 31,
	2024	2023	2022
Collaboration revenue	$2,679	$2,130	$1,069

Operating expenses:
Research and development	160,854	215,519	179,289
General and administrative	50,405	50,072	49,736
Total operating expenses	211,259	265,591	229,025
Loss from operations	(208,580)	(263,461)	(227,956)

Other income (expense)
Interest income	12,785	17,743	7,035
Other expense	—	(20)	(181)
Total other income (expense)	12,785	17,723	6,854
Loss before income tax expense	(195,795)	(245,738)	(221,102)
Income tax expense	—	(678)	—
Net loss	$(195,795)	$(246,416)	$(221,102)

Net loss per share, basic and diluted	$(3.24)	$(4.71)	$(5.32)
Weighted-average common shares outstanding, basic and diluted	60,514,546	52,311,958	41,543,954

The accompanying notes are an integral part of these financial statements.

IGM Biosciences, Inc.

Statements of Comprehensive Loss

(in thousands)

	Year Ended December 31,
	2024	2023	2022
Net loss	$(195,795)	$(246,416)	$(221,102)
Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities	8	852	(635)
Comprehensive loss	$(195,787)	$(245,564)	$(221,737)

The accompanying notes are an integral part of these financial statements.

IGM Biosciences, Inc.

Statements of Stockholders’ Equity

(in thousands, except share amounts)

	Common Stock		Non-Voting Common Stock		Additional Paid-In-	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance—December 31, 2021	26,066,818	$261	6,431,205	$64	$598,373	$(66)	$(353,724)	$244,908
Issuance of common stock in connection with public offering, net of offering costs	1,304,347	28	8,695,653	73	217,886	—	—	217,987
Conversion of non-voting common stock into voting common stock	1,438,975	—	(1,438,975)	—	—	—	—	—
Exercise of stock options	233,459	2	—	—	498	—	—	500
Issuance of common stock for vested restricted stock units	279,683	3	—	—	(3)	—	—	—
Purchases under employee stock purchase plan	71,154	—	—	—	895	—	—	895
Unrealized loss on marketable securities	—	—	—	—	—	(635)	—	(635)
Stock-based compensation expense	—	—	—	—	44,710	—	—	44,710
Net loss	—	—	—	—	—	—	(221,102)	(221,102)
Balance—December 31, 2022	29,394,436	$294	13,687,883	$137	$862,359	$(701)	$(574,826)	$287,263
Issuance of common stock in connection with public offering and private placement, net of offering costs	3,187,500	32	11,812,500	118	113,334	—	—	113,484
Exercise of stock options	77,762	—	—	—	120	—	—	120
Issuance of common stock for vested restricted stock units	358,184	4	—	—	(4)	—	—	—
Purchases under employee stock purchase plan	162,867	1	—	—	1,383	—	—	1,384
Unrealized gain on marketable securities	—	—	—	—	—	852	—	852
Stock-based compensation expense	—	—	—	—	46,547	—	—	46,547
Net loss	—	—	—	—	—	—	(246,416)	(246,416)
Balance—December 31, 2023	33,180,749	$331	25,500,383	$255	$1,023,739	$151	$(821,242)	$203,234
Conversion of non-voting common stock into voting common stock	113,400	1	(113,400)	(1)	—	—	—	—
Exercise of stock options, net of shares withheld for taxes and exercise costs	326,945	3	—	—	1,543	—	—	1,546
Issuance of common stock for vested restricted stock units	485,792	5	—	—	(5)	—	—	—
Purchases under employee stock purchase plan	156,821	2	—	—	911	—	—	913
Unrealized gain on marketable securities	—	—	—	—	—	8	—	8
Stock-based compensation expense	—	—	—	—	38,266	—	—	38,266
Net loss	—	—	—	—	—	—	(195,795)	(195,795)
Balance—December 31, 2024	34,263,707	$342	25,386,983	$254	$1,064,454	$159	$(1,017,037)	$48,172

The accompanying notes are an integral part of these financial statements.

IGM Biosciences, Inc.

Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2024	2023	2022
Cash flows from operating activities:
Net loss	$(195,795)	$(246,416)	$(221,102)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	9,112	8,277	6,075
Stock-based compensation expense	38,266	46,547	44,710
Purchase of net discounts on marketable securities	4,038	9,481	7,368
Net accretion of discounts on marketable securities	(6,883)	(9,140)	(2,713)
Non-cash lease expense	5,296	5,414	4,527
Other	75	299	112
Changes in assets and liabilities:
Prepaid expenses and other current assets	480	1,711	359
Other non-current assets	750	194	(967)
Accounts payable	(307)	(992)	(3,002)
Accrued liabilities	(2,348)	(3,214)	13,705
Lease liabilities, net	(3,367)	(2,262)	(3,856)
Deferred revenue	(2,679)	(2,130)	148,931
Other non-current liabilities	366	—	—
Net cash used in operating activities	(152,996)	(192,231)	(5,853)

Cash flows from investing activities:
Purchases of property, plant and equipment	(5,852)	(12,381)	(10,206)
Purchases of marketable securities	(219,427)	(365,039)	(540,022)
Proceeds from maturities and sales of marketable securities	289,398	445,775	324,584
Proceeds from sales of property, plant and equipment	39	—	—
Net cash provided by (used in) investing activities	64,158	68,355	(225,644)

Cash flows from financing activities:
Proceeds from exercise of stock options	1,547	120	500
Proceeds from purchases under the employee stock purchase plan	913	1,384	895
Proceeds from issuance of common stock in public offering and private placement, net of offering costs	—	113,564	—
Proceeds from issuance of common stock in public offerings, net of offering costs	—	—	217,987
Payment of deferred offering costs	(71)	—	—
Payment of employee taxes and exercise costs for shares withheld	(1)	—	—
Net cash provided by financing activities	2,388	115,068	219,382
Net decrease in cash, cash equivalents and restricted cash	(86,450)	(8,808)	(12,115)

Cash, cash equivalents, and restricted cash
Beginning of period	113,112	121,920	134,035
End of period	$26,662	$113,112	$121,920

Reconciliation of cash, cash equivalents, and restricted cash
Cash and cash equivalents	$26,495	$112,520	$121,231
Restricted cash	167	592	689
Cash, cash equivalents, and restricted cash	$26,662	$113,112	$121,920

Supplemental cash flow data:
Income taxes paid	$—	$625	$—

Supplemental disclosure of non-cash investing and financing activities:
Right-of-use assets recognized in exchange for lease obligations	$8,047	$1,596	$16,269
Unpaid amounts related to purchases of property, plant and equipment	$59	$2,408	$1,465

The accompanying notes are an integral part of these financial statements.

IGM Biosciences, Inc.

Notes to Financial Statements

Note 1. Organization

Description of the Business

IGM Biosciences, Inc. (the Company) was incorporated in the state of Delaware in August 1993 under the name Palingen, Inc. and the name was subsequently changed to IGM Biosciences, Inc. in 2010.

The Company’s headquarters are in Mountain View, California. IGM Biosciences, Inc. is a biotechnology company that has historically been focused on the development of IgM antibodies for the treatment of cancer and autoimmune and inflammatory diseases.

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

Basis of Presentation

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP), as defined by the Financial Accounting Standards Board (FASB). All U.S. dollar (USD) amounts presented, except per share amounts, are stated in thousands, unless otherwise indicated.

Liquidity

The Company has incurred net operating losses and negative cash flows from operations since its inception and had an accumulated deficit of $1.0 billion as of December 31, 2024. As of December 31, 2024, the Company had cash, cash equivalents, and marketable securities of $183.8 million. Management believes that the existing financial resources are sufficient to continue operating activities at least one year past the issuance date of these financial statements. The Company has historically financed its operations primarily through the sale of common stock and pre-funded warrants in its public offerings and private placement, the sale of convertible preferred stock and issuance of unsecured promissory notes in private placements, and funding received from our collaboration partners. To date, none of the Company’s product candidates have been approved for sale, and the Company has not generated any product revenue since inception. Management expects operating losses to continue for the foreseeable future, as the Company progresses its planned research and development activities for its product candidates. The Company’s prospects are subject to risks, expenses and uncertainties frequently encountered by companies in the biotechnology industry as discussed below. While the Company has been able to raise multiple rounds of financing, there can be no assurance that in the event the Company requires additional financing, such financing will be available on terms which are favorable or at all. Failure to raise sufficient capital when needed or generate sufficient cash flow from operations would impact the ability to pursue business strategies and could require the Company to delay, scale back or discontinue one or more product development programs, or other aspects of the Company's business objectives.

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

IGM Biosciences, Inc.

Notes to Financial Statements — Continued

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

The Company’s future results of operations involve a number of other risks and uncertainties. Factors that could affect the Company’s future operating results and cause actual results to vary materially from expectations include, but are not limited to, the Company’s early stages of clinical drug development; uncertainties related to the use of engineered IgM antibodies, which is a novel and unproven therapeutic approach; the Company’s ability to advance product candidates into, and successfully complete, clinical trials on the timelines it projects; the Company’s ability to adequately demonstrate sufficient safety and efficacy of its product candidates; the Company’s ability to enroll patients in its future clinical trials; the Company’s ability to successfully manufacture and supply its product candidates for clinical trials; the occurrence of any event or circumstance that could give rise to the termination of the Company’s collaborations with third parties; the Company’s ability to obtain additional capital to finance its operations; uncertainties related to the projections of the size of patient populations suffering from the diseases the Company is targeting; the Company’s ability to obtain, maintain, and protect its intellectual property rights; developments relating to the Company’s competitors and its industry, including competing product candidates and therapies; general economic and market conditions; and other risks and uncertainties, including those more fully described in the “Risk Factors” section of this Annual Report on Form 10-K.

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

Cash, Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments with original maturities of three months or less from the date of purchase to be cash and cash equivalents. Cash equivalents consist primarily of amounts invested in money market funds, commercial paper, U.S. treasury securities, and U.S. government agency securities and are stated at fair value. Restricted cash consists of the remaining unused portion of a grant received from a non-profit organization which is utilized as the Company incurs expenses for services performed under the grant agreement.

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

IGM Biosciences, Inc.

Notes to Financial Statements — Continued

among other factors. Credit-related impairment losses, limited by the amount that the fair value is less than the amortized cost basis, are recorded through an allowance for credit losses in other income (expense).

Any unrealized losses from declines in fair value below the amortized cost basis as a result of non-credit factors are recognized in accumulated other comprehensive income (loss), net of tax as a separate component of stockholders’ equity, along with unrealized gains. Realized gains and losses and declines in fair value, if any, on available-for-sale securities are included in other income (expense) in the statements of operations.

For purposes of identifying and measuring credit-related impairments, the Company’s policy is to exclude applicable accrued interest from both the fair value and amortized cost basis of the related security. The Company has elected to write-off uncollectible accrued interest receivable balances in a timely manner, which is defined by the Company as when interest due becomes 90 days delinquent. The accrued interest write-off will be recorded by reversing interest income. Accrued interest receivable is recorded to prepaid expenses and other current assets on the balance sheets.

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

Leases

The Company determines if an arrangement is a lease at inception. In addition, the Company determines whether leases meet the classification criteria of a finance or operating lease at the lease commencement date considering: (1) whether the lease transfers ownership of the underlying asset to the lessee at the end of the lease term, (2) whether the lease grants the lessee an option to purchase the underlying asset that the lessee is reasonably certain to exercise, (3) whether the lease term is for a major part of the remaining economic life of the underlying asset, (4) whether the present value of the sum of the lease payments and residual value guaranteed by the lessee equals or exceeds substantially all of the fair value of the underlying asset, and (5) whether the underlying asset is of such a specialized nature that it is expected to have no alternative use to the lessor at the end of the lease term. As of December 31, 2024, the Company's lease population consisted of real estate leases and the Company did not have finance leases.

Operating leases are included in operating lease ROU assets and lease liabilities in the Company’s balance sheets. ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. In determining the present value of lease payments, the Company uses its incremental borrowing rate based on the information available at the lease commencement date if the rate implicit in the lease is not readily determinable. The Company determines the incremental borrowing rate based on an analysis of corporate bond yields with a credit rating similar to the Company.

The determination of the Company’s incremental borrowing rate requires management judgment including the development of a synthetic credit rating and cost of debt as the Company currently does not carry any debt. The Company believes that the estimates used in determining the incremental borrowing rate are reasonable based upon current facts and circumstances. Applying different judgments to the same facts and circumstances could result in the estimated amounts to vary. The operating lease ROU assets also include adjustments for prepayments and accrued lease payments and exclude lease incentives. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise such options. Operating lease cost is recognized on a straight-line basis over the expected lease term. Variable lease costs represent payments that are dependent on usage, a rate or index. Variable lease cost primarily relates to common area maintenance charges. Lease agreements that include lease and non-lease components are accounted for as a single lease component. Lease agreements with a noncancelable term of less than 12 months are not recorded on the Company’s balance sheets.

IGM Biosciences, Inc.

Notes to Financial Statements — Continued

Impairment of Long-Lived Assets

The Company evaluates the carrying amount of its long-lived assets, such as property and equipment, whenever events or changes in circumstances indicate that the assets may not be recoverable. An impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition are less than the carrying amount of the asset. During the years ended December 31, 2024 and 2023, there were impairments on long-lived assets of $0.1 million and $0.3 million, respectively, related to leasehold improvements. There was no impairment of long-lived assets during the year ended December 31, 2022.

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

IGM Biosciences, Inc.

Notes to Financial Statements — Continued

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

Amounts received prior to satisfying the revenue recognition criteria are recorded as deferred revenue in the Company’s balance sheets. If the related performance obligation is expected to be satisfied within the next twelve months this will be classified in current liabilities. Amounts recognized as revenue prior to receipt are recorded as contract assets in the Company’s balance sheets. If the Company expects to have an unconditional right to receive consideration in the next twelve months, this will be classified in current assets. A net contract asset or liability is presented for each contract with a customer.

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

IGM Biosciences, Inc.

Notes to Financial Statements — Continued

Research and Development Expenses

The Company expenses research and development costs as they are incurred. Research and development expenses consist primarily of: (i) personnel expenses, including salaries, benefits and stock-based compensation expense, for personnel in the Company’s research and development functions; (ii) fees paid to third parties such as contractors, consultants and contract research organizations (CROs) for conducting clinical trials, and other costs related to clinical and preclinical testing; (iii) costs related to acquiring and manufacturing research and clinical trial materials, including under agreements with third parties such as contract manufacturing organizations (CMOs), and other vendors; (iv) costs related to the preparation of regulatory submissions; (v) expenses related to laboratory supplies and services; (vi) fees under license agreements where no alternative future use exists; and (vii) depreciation of equipment and facilities expenses.

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

As actual costs become known, the Company adjusts its accruals. Although the Company does not expect its estimates to be materially different from amounts actually incurred, such estimates for the status and timing of services performed relative to the actual status and timing of services performed may vary and could result in the Company reporting amounts that are too high or too low in any particular period. The Company’s accrual is dependent, in part, upon the receipt of timely and accurate reporting from CROs and other third-party vendors. Variations in the assumptions used to estimate accruals including, but not limited to, the number of patients enrolled, the rate of patient enrollment and the actual services performed, may vary from the Company’s estimates, resulting in adjustments to clinical trial expenses in future periods. Changes in these estimates that result in material changes to the Company’s accruals could materially affect its financial condition and results of operations. Through December 31, 2024, there have been no material differences from the Company’s estimated accrued research and development expenses to actual expenses.

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

IGM Biosciences, Inc.

Notes to Financial Statements — Continued

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

The Company accounts for income tax contingencies using a benefit recognition model. If it considers that a tax position is more likely than not to be sustained upon audit, based solely on the technical merits of the position, it recognizes the benefit. The Company measures the benefit by determining the amount that is greater than 50% likely of being realized upon settlement, presuming that the tax position is examined by the appropriate taxing authority that has full knowledge of all relevant information. The Company is subject to taxation in the United States federal jurisdiction, and various state jurisdictions. The net operating loss and research and development credit carryforwards that are available for utilization in future years may be subject to examination by federal and state tax authorities. The Company’s policy is to recognize interest expense and penalties related to income tax matters as a component of income tax expense. As of December 31, 2024, there were no significant accruals for interest related to unrecognized tax benefits or tax penalties.

Comprehensive Loss

Comprehensive loss represents the net loss for the period and other comprehensive loss. Other comprehensive loss reflects certain gains and losses that are recorded as a component of stockholders’ equity and are not reflected in the statements of operations. The Company’s other comprehensive loss consists of changes in unrealized gains and losses on available-for-sale securities.

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

Recently Issued Accounting Pronouncements

In November 2024, the FASB issued Accounting Standards Update (ASU) 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures, to improve the disclosures about a public business entity’s expenses and address requests from investors for more detailed information about the types of expenses in commonly presented expense captions. The amendments require that at each interim and annual reporting period, an entity will disclose certain disaggregated expenses included in each relevant expense caption, as well as the total amount of selling expenses and, in annual periods, an entity’s definition of selling expenses. The amendments in this update are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impacts of this standard on its related disclosures.

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

In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures, which amends the guidance in ASC 740, Income Taxes. The ASU is intended to improve the transparency of income tax disclosures by requiring (1) consistent categories

IGM Biosciences, Inc.

Notes to Financial Statements — Continued

and greater disaggregation of information in the rate reconciliation and (2) income taxes paid disaggregated by jurisdiction. It also includes certain other amendments to improve the effectiveness of income tax disclosures. The ASU's amendments are effective for public business entities for annual periods beginning after December 15, 2024. Entities are permitted to early adopt the standard for annual financial statements that have not yet been issued or made available for issuance. Adoption is permitted either prospectively or retrospectively. The Company will adopt this ASU on a prospective basis. The Company is currently evaluating the impact of this standard but does not expect any material impacts on its financial statements and related disclosures.

Recently Adopted Accounting Pronouncements

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting - Improving Reportable Segment Disclosures (Topic 280). The standard requires disclosures to include significant segment expenses that are regularly provided to the chief operating decision maker (CODM), a description of other segment items by reportable segment, and any additional measures of a segment's profit or loss used by the CODM when deciding how to allocate resources. This ASU is effective for the annual reporting periods beginning the year ended December 31, 2024, and will be effective for interim reporting periods beginning January 1, 2025, and should be applied retrospectively. The Company adopted this ASU retrospectively in the fiscal year ended December 31, 2024.

Note 3. Fair Value Measurement

The Company measures and reports certain financial instruments as assets and liabilities at fair value on a recurring basis. The following tables set forth the fair value of the Company’s financial assets, which consist of cash equivalents and marketable securities measured and recognized at fair value (in thousands):

		December 31, 2024
	Fair Value Hierarchy Level	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash equivalents:
Money market funds	Level 1	$24,376	$—	$—	$24,376
Marketable securities:
U.S. treasury securities	Level 1	105,219	117	(23)	105,313
Corporate bonds	Level 2	20,437	36	(3)	20,470
Commercial paper	Level 2	13,894	6	(1)	13,899
U.S. government agency securities	Level 2	17,583	31	(4)	17,610
Total		$181,509	$190	$(31)	$181,668

		December 31, 2023
	Fair Value Hierarchy Level	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash equivalents:
Money market funds	Level 1	$21,458	$—	$—	$21,458
U.S. treasury securities	Level 1	25,896	2	—	25,898
Commercial paper	Level 2	54,427	—	(27)	54,400
U.S. government agency securities	Level 2	4,951	1	—	4,952
Marketable securities:
U.S. treasury securities	Level 1	182,289	214	(14)	182,489
Corporate bonds	Level 2	13,986	—	(8)	13,978
Commercial paper	Level 2	20,216	—	(17)	20,199
U.S. government agency securities	Level 2	8,491	11	(11)	8,491
Total		$331,714	$228	$(77)	$331,865

The Company evaluates transfers between levels at the end of each reporting period. There were no transfers between Levels 1, 2 and 3 during the years ended December 31, 2024 and 2023. As of December 31, 2024 and 2023, there were no financial instruments classified as Level 3.

IGM Biosciences, Inc.

Notes to Financial Statements — Continued

The following table summarizes the available-for-sale securities in an unrealized loss position for which an allowance for credit losses has not been recorded as of December 31, 2024 and 2023, aggregated by major security type and length of time in a continuous unrealized loss position:

	December 31, 2024
	Less than 12 months		Greater than 12 months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. treasury securities	$18,621	$(23)	$—	$—	$18,621	$(23)
Corporate bonds	3,065	(3)	—	—	3,065	(3)
Commercial paper	6,064	(1)	—	—	6,064	(1)
U.S. government agency securities	5,199	(4)	—	—	5,199	(4)
Total	$32,949	$(31)	$—	$—	$32,949	$(31)

	December 31, 2023
	Less than 12 months		Greater than 12 months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. treasury securities	$28,137	$(14)	$—	$—	$28,137	$(14)
Corporate bonds	13,978	(8)	—	—	13,978	(8)
Commercial paper	74,599	(44)	—	—	74,599	(44)
U.S. government agency securities	4,771	(11)	—	—	4,771	(11)
Total	$121,485	$(77)	$—	$—	$121,485	$(77)

As of December 31, 2024 and 2023, the Company held 20 and 35 debt securities, respectively, with an unrealized loss position. The Company evaluated its securities for credit losses and considered the decline in market value to be primarily attributable to current economic and market conditions and not to a credit loss or other factors. Additionally, the Company does not intend to sell the securities in an unrealized loss position and does not expect it will be required to sell the securities before recovery of the unamortized cost basis. As of December 31, 2024 and 2023, an allowance for credit losses has not been recognized. Given the Company's intent and ability to hold such securities until recovery, and the lack of significant change in credit risk of these investments, it does not consider these marketable securities impaired as of December 31, 2024 and 2023.

There were no realized gains or losses on marketable securities for years ended December 31, 2024 and 2023. Interest on marketable securities is included in interest income. As of December 31, 2024 and 2023, the Company had accrued interest receivable of $0.8 million, which was included in prepaid expenses and other current assets on the balance sheets.

The following table summarizes the contractual maturities of the Company’s cash equivalents and marketable securities as of December 31, 2024 and 2023 at estimated fair value (in thousands):

	December 31,
	2024	2023
Due in less than one year	$167,815	$312,554
Due in more than one year	13,853	19,311
Total	$181,668	$331,865

IGM Biosciences, Inc.

Notes to Financial Statements — Continued

Note 4. Property, Plant and Equipment, Net

Property, plant and equipment, net consists of the following (in thousands):

	December 31,
	2024	2023
Manufacturing and laboratory equipment	$33,958	$32,712
Office equipment	2,697	2,409
Leasehold improvements	24,157	17,912
Construction in progress	1,009	5,798
Total property, plant and equipment, gross	61,821	58,831
Less: Accumulated depreciation	(29,312)	(20,599)
Total property, plant and equipment, net	$32,509	$38,232

Depreciation expense was approximately $9.1 million, $8.3 million and $6.1 million for the years ended December 31, 2024, 2023 and 2022, respectively.

Note 5. Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	December 31,
	2024	2023
Accrued research and development materials and services	$15,452	$14,625
Accrued professional services	983	3,147
Accrued compensation	10,196	13,527
Other	252	245
Total accrued liabilities	$26,883	$31,544

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

The following table summarizes the lease costs and cash paid for the Company’s leases (in thousands):

	Year Ended December 31,
	2024	2023	2022
Cash paid for operating lease liabilities	$8,348	$8,100	$5,548
Operating lease cost	7,924	8,250	6,217
Variable lease cost	1,044	1,084	592

The following table summarizes the weighted-average remaining lease term and discount rates for the Company’s leases:

	December 31,
	2024	2023
Lease term (in years)	7.4	8.1
Discount rate	6.5%	6.5%

IGM Biosciences, Inc.

Notes to Financial Statements — Continued

The maturities of the Company's lease liabilities as of December 31, 2024 were as follows (in thousands):

Operating
Lease
Years Ending December 31,	Commitments
2025	$7,759
2026	7,319
2027	7,521
2028	7,484
2029	7,356
Thereafter	19,356
Total	56,795
Less: imputed interest	(11,609)
Total lease liabilities	$45,186

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

During the years ended December 31, 2024, 2023, and 2022 the Company recorded $0.7 million, $1.9 million and $3.3 million, respectively, as research and development expense in our statements of operations related to license agreements.

As of December 31, 2024, the Company’s license agreements for technologies optioned by the Company, including the Medivir agreement described below, included potential future payments for development, regulatory, and sales milestones totaling approximately $361.9 million plus royalties on net sales that range from single digits to mid-teens. No milestones were achieved or deemed probable as of December 31, 2024.

Medivir Agreement

In January 2021, the Company entered into an exclusive license agreement with Medivir AB (Medivir) through which the Company received global, exclusive development and commercialization rights for birinapant, a clinical-stage Second Mitochondrial-derived Activator of Caspases (SMAC) mimetic. Under the terms of the agreement, the Company made an upfront payment of $1.0 million upon signing the agreement, and made an additional $1.5 million payment in November 2021 due to the Company's initiation of a Phase 1 clinical trial of aplitabart in combination with birinapant. Under the terms of the agreement, should birinapant be successfully developed and approved, the Company would be obligated to make additional milestone payments up to a total of approximately $348.5 million, plus tiered royalties from the mid-single digits up to mid-teens on net sales. No milestones were achieved or deemed probable as of December 31, 2024. On February 24, 2025, the Company notified Medivir that it was exercising its right to terminate the license agreement as of May 25, 2025.

IGM Biosciences, Inc.

Notes to Financial Statements — Continued

Note 8. Stockholders' Equity

Common Stock and Non-Voting Common Stock

As of December 31, 2024 and 2023, the Company’s certificate of incorporation authorized the Company to issue 1,200,000,000 shares of common stock (including 200,000,000 shares of non-voting common stock) and 200,000,000 shares of preferred stock, at a par value of $0.01 per share. Each share of common stock (excluding non-voting common stock) is entitled to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the Company’s Board of Directors, subject to prior rights of the preferred stockholders. As of December 31, 2024 and 2023, no dividends have been declared.

The Company had reserved common stock, on an as-converted basis, for future issuance as follows:

	December 31,
	2024	2023
Stock options, issued and outstanding	5,561,663	6,766,340
Unreleased restricted stock units	2,559,753	658,792
Stock options and restricted stock units, future issuance	4,416,534	3,536,312
Employee stock purchase plan, available for future grants	1,780,167	1,376,988
Pre-funded warrants	1,334,332	1,334,332
Total	15,652,449	13,672,764

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

IGM Biosciences, Inc.

Notes to Financial Statements — Continued

The outstanding pre-funded warrants to purchase shares of common stock are exercisable at any time after their original issuance. However, the Company may not affect the exercise of any pre-funded warrants, and a holder will not be entitled to exercise any portion of any pre-funded warrants that, upon giving effect to such exercise, would cause: (i) the aggregate number of shares of the Company’s common stock beneficially owned by such holder (together with its affiliates) to exceed 9.99% of the number of shares of the Company’s common stock outstanding immediately after giving effect to the exercise; or (ii) the combined voting power of the Company’s securities beneficially owned by such holder (together with its affiliates) to exceed 9.99% of the combined voting power of all of the Company’s securities outstanding immediately after giving effect to the exercise, as such percentage ownership is determined in accordance with the terms of the pre-funded warrants. However, any holder of a pre-funded warrant may increase or decrease such percentage to any other percentage not in excess of 19.99% upon at least 61 days’ prior notice from the holder to the Company. As of December 31, 2024, no shares underlying the pre-funded warrants had been exercised. All of the outstanding pre-funded warrants are included in the weighted-average number of shares of common stock used to calculate basic net loss per share attributable to common stockholders (see Note 14 – Net Loss Per Share Attributable to Common Stockholders).

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

Subject to earlier expiration in certain circumstances, the Sanofi Agreement expires on a licensed product-by-licensed product and country-by-country basis until the expiration of the applicable profit and loss share term or royalty term, as the case may be. Sanofi has the right to terminate the Sanofi Agreement on an immunology collaboration target-by-immunology collaboration target basis or country-by-country basis with or without cause, upon specified prior notice.

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

To determine the transaction price, the Company evaluates all the payments to be received during the duration of the contract. In May 2022, the Company received a $150.0 million upfront payment as part of the Sanofi Agreement. Additionally, in April 2022, Sanofi purchased non-voting common stock in connection with the Company’s public common stock offering (see Note 8 – Stockholders’ Equity). The Company concluded that at inception and as of December 31, 2024, the transaction price was $150.0 million and was

IGM Biosciences, Inc.

Notes to Financial Statements — Continued

comprised solely of the fixed non-refundable upfront payment. No consideration received from Sanofi as part of the April 2022 offering was deemed necessary to include in the transaction price as Sanofi purchased the shares at the same offering price as the other participating investors.

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

The Company determined that Sanofi’s exercise of its right to terminate the oncology collaboration targets in April 2024 was a contract modification because it changed the scope of the contract by reducing the number of performance obligations under the agreement. The remaining performance obligations relating to the three immunology collaboration targets are not distinct from themselves before and after the contract modification occurred; however, they are distinct from the terminated oncology target performance obligations. As a result, the Company allocated the unrecognized transaction price to the three remaining performance obligations based on their relative estimated SSP and calculated a cumulative catch-up adjustment of $0.8 million, which was recognized as collaboration revenue upon the contract modification date.

For the year ended December 31, 2024 and 2023, the Company recognized collaboration revenue related to the Sanofi Agreement of $2.7 million and $2.1 million. As of December 31, 2024 and 2023, $144.1 million and $146.8 million was recorded as deferred revenue related to the Sanofi Agreement, respectively, of which $2.7 million and $3.8 million was current, on the balance sheets. The deferred revenue is expected to be recognized over the research and development period of the programs through the completion of Phase 1 clinical trials.

Contract Balances from Customer Contract

The timing of revenue recognition, billings and cash collections results in contract assets and contract liabilities on the balance sheets. The Company recognizes license and development receivables based on billed services, which are settled upon reimbursement. When consideration is received, or such consideration is unconditionally due, from a customer prior to transferring goods or services to the customer under the terms of a contract, a contract liability is recorded. Contract liabilities are recognized as revenue after control of the goods or services is transferred to the customer and all revenue recognition criteria have been met.

The following tables present changes in the Company’s customer contract liabilities for the periods presented (in thousands):

Year Ended December 31, 2024	December 31, 2023	Additions	Deductions	December 31, 2024
Contract liabilities:
Deferred revenue	$146,801	$—	$(2,679)	$144,122

IGM Biosciences, Inc.

Notes to Financial Statements — Continued

Year Ended December 31, 2023	December 31, 2022	Additions	Deductions	December 31, 2023
Contract liabilities:
Deferred revenue	$148,931	$—	$(2,130)	$146,801

The Company had no customer contract assets during the years ended December 31, 2024 and 2023.

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

Awards granted under the 2018 Plan expire no later than 10 years from the date of the grant. Awards outstanding as of December 31, 2024 generally vest over four years.

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

As of December 31, 2024, 4,416,534 shares of common stock remained available for issuance under the 2018 Plan. Effective January 1, 2025, the number of shares of common stock available under the 2018 Plan increased by 2,385,497 shares to 6,802,031 shares pursuant to the evergreen provision of the 2018 Plan.

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

IGM Biosciences, Inc.

Notes to Financial Statements — Continued

As of December 31, 2024, 1,780,167 shares of common stock remained available for issuance under the ESPP. Effective January 1, 2025, the number of shares of common stock available under the ESPP increased by 560,000 shares to 2,340,167 shares pursuant to the evergreen provision of the ESPP.

Stock Option Exchange

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

Stock Options

The following table summarizes stock option activity:

	Shares Issuable Under Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding as of December 31, 2023	6,766,340	$27.81	7.0	$6,823
Granted	1,922,298	$10.81
Exercised	(329,430)	$4.77
Forfeited / Canceled	(2,797,545)	$41.60
Outstanding as of December 31, 2024	5,561,663	$16.36	5.9	$3,460
Options exercisable as of December 31, 2024	3,994,820	$18.51	4.8	$3,455

Restricted Stock Units (RSUs)

The following table summarizes restricted stock unit activity:

	Outstanding		Vested and Deferred Release
	Shares of Common Stock Issuable for RSUs	Weighted- Average Grant Date Fair Value	Shares of Common Stock Issuable for RSUs	Weighted- Average Grant Date Fair Value
As of December 31, 2023	658,792	$13.77	—	$—
Granted	2,970,214	$11.01	—	$—
Vested and deferred release	—	$—	41,998	$9.25
Vested and released	(485,792)	$11.26	—	$—
Forfeited	(625,459)	$10.90	—	$—
As of December 31, 2024	2,517,755	$11.68	41,998	$9.25

IGM Biosciences, Inc.

Notes to Financial Statements — Continued

Stock-Based Compensation Expense

Stock-based compensation expense recorded related to the 2010 Plan, 2018 Plan, and ESPP was recorded in the statements of operations and allocated as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Research and development	$17,533	$27,499	$25,620
General and administrative	20,733	19,048	19,090
Total stock-based compensation expense (1)	$38,266	$46,547	$44,710
(1)
Stock-based compensation expense for the year ended December 31, 2024 includes the modification of two former employees' equity awards. See Note 12 – Restructuring Charges for additional information.

As of December 31, 2024, the Company had a total of $17.3 million and $27.0 million of unrecognized stock-based compensation expense for options outstanding and restricted stock unit awards, respectively, which is expected to be recognized over a weighted-average period of 2.5 and 2.3 years, respectively.

The aggregate intrinsic value of options exercised for the years ended December 31, 2024, 2023, and 2022 was $2.5 million, $0.9 million, and $4.6 million, respectively. Intrinsic values of options exercised are calculated as the difference between the exercise price of the underlying options and the fair value of the common stock on the date of exercise. Intrinsic values of options outstanding are calculated as the difference between the exercise price of the underlying options and the fair value of the common stock as of the reporting date.

For the years ended December 31, 2024, 2023, and 2022, the weighted-average grant date fair value of options granted was $8.53, $10.62, and $13.31, respectively.

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

IGM Biosciences, Inc.

Notes to Financial Statements — Continued

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

The fair value of employee stock options granted under the 2018 Plan and the shares available for purchase under the ESPP were determined using the Black-Scholes option-pricing model. The following summarizes the weighted-average assumptions used in calculating the fair value of the awards:

	Year Ended December 31,
	2024	2023	2022
2018 Plan
Expected term (in years)	6.1	6.0	6.0
Expected volatility	95.5%	92.3%	87.1%
Risk-free interest rate	4.1%	3.5%	2.3%
Expected dividend yield	—	—	—
ESPP
Expected term (in years)	0.5	0.5	0.5
Expected volatility	51.4%	46.7%	54.4%
Risk-free interest rate	5.0%	5.4%	3.5%
Expected dividend yield	—	—	—

Note 11. Defined Contribution Plan

The Company sponsors a 401(k) retirement plan for its employees. This plan provides for tax-deferred salary deductions for all employees. Employee contributions are voluntary. Employees may contribute up to 100% of their annual compensation to this plan, as limited by an annual maximum amount as determined by the IRS. During the years ended December 31, 2024 and 2023, the Company provided $1.5 million and $1.8 million in matching contributions to the 401(k) plan. There were no matching contributions in the year ended December 31, 2022.

Note 12. Restructuring Charges

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

In connection with the 2024 Restructuring, the Company recognized restructuring charges of $14.2 million during the year ended December 31, 2024. The restructuring charges included severance and one-time termination payments of $5.5 million, non-cash incentive and stock-based compensation expense of $8.4 million, and contract termination and other costs of $0.3 million.

The incentive and stock-based compensation charges of $8.4 million, partially consisted of $9.4 million in stock-based compensation expense resulting from the modification of two former employees' equity awards. As part of the 2024 Restructuring, the Company's Chief Executive Officer (CEO) and Chief Scientific Officer (CSO) resigned and entered into Transition and Consulting Agreements (TC Agreements) to provide consulting services through September 2026 and March 2026, respectively. Pursuant to the original terms of the awards, the CEO and CSO will continue to vest in their outstanding awards through the termination dates of the consulting agreements, subject to certain terms and conditions. In accordance with ASC 718, the Company recognized expense related to all awards expected to vest over the duration of the TC Agreements immediately as an equity-based severance cost as the consulting services are not considered substantive. Additionally, the CEO and CSO will receive cash payments of approximately $0.8 million and $0.5 million, respectively, under the TC Agreements, which were recognized as severance and one-time termination expenses upon approval of the agreements. The stock-based compensation expense was offset by a $1.0 million from the forfeiture of equity awards and the reversal of previously recognized non-cash incentive compensation expense. The Company recorded these restructuring charges based on each former employee’s classification within the research and development and general and administrative operating expense categories on its statement of operations.

IGM Biosciences, Inc.

Notes to Financial Statements — Continued

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

In connection with the 2024 Restructuring and 2023 Restructuring, the Company recognized restructuring charges of $14.4 million during the year ended December 31, 2024.

The following table summarizes the changes in the Company's accrued restructuring balance related to the 2024 Restructuring and 2023 Restructuring in the balance sheets (in thousands):

	Beginning Balance December 31, 2023	Charges	Payments	Ending Balance December 31, 2024
Accrued severance	$2,397	$5,538	$(4,598)	$3,337
Accrued contract termination costs	—	264	(235)	29
Total accrued restructuring liability	$2,397	$5,802	$(4,833)	$3,366

	Beginning Balance December 31, 2022	Charges	Payments	Ending Balance December 31, 2023
Accrued severance	$—	$3,732	$(1,335)	$2,397
Accrued contract termination costs	—	—	—	—
Total accrued restructuring liability	$—	$3,732	$(1,335)	$2,397

As of December 31, 2024 and December 31, 2023, $3.0 million and $2.4 million of the restructuring liability, respectively, was classified as current within accrued liabilities and $0.4 million of the restructuring liability as of December 31, 2024 was classified as non-current within other liabilities on the balance sheets. There was no non-current restructuring liability as of December 31, 2023.

A summary of the charges related to the restructuring activities is as follows (in thousands):

	Year Ended December 31, 2024
	Severance and Related Compensation	Incentive and Stock-Based Compensation	Contract Termination and Other Costs	Total Restructuring Costs
Research and development	$3,699	$1,633	$332	$5,664
General and administrative	1,843	6,750	106	8,699
Total	$5,542	$8,383	$438	$14,363

	Year Ended December 31, 2023
	Severance and Related Compensation	Incentive and Stock-Based Compensation	Contract Termination and Other Costs	Total Restructuring Costs
Research and development	$3,260	$(1,531)	$—	$1,729
General and administrative	472	(375)	—	97
Total	$3,732	$(1,906)	$—	$1,826

IGM Biosciences, Inc.

Notes to Financial Statements — Continued

Note 13. Income Taxes

Income Taxes

During the years ended December 31, 2024 and 2022, the Company did not recognize an income tax provision. During the year ended December 31, 2023, the Company recognized an income tax provision of $0.7 million, representing an effective tax rate of (0.3)%. The decrease in the income tax provision for the year ended December 31, 2024, as compared to the same period in 2023 was primarily due to recognizing deferred income in 2023 from the $150.0 million Sanofi upfront payment received in 2022 (See Note 9 – Sanofi Agreement).

The following is a reconciliation of the statutory federal income tax rate to the Company’s effective tax rate:

	Year Ended December 31,
	2024	2023	2022
Federal tax at statutory rate	21.0%	21.0%	21.0%
State tax, net of federal benefit	(3.9)	5.8	5.3
Research and development credits	3.5	4.9	4.4
Stock-based compensation	(2.4)	(1.5)	(1.1)
Other	—	(0.2)	—
Change in valuation allowance	(18.2)	(30.3)	(29.6)
Effective income tax rate	0.0%	(0.3)%	—%

Deferred tax assets and liabilities consist of the following (in thousands):

	December 31,
	2024	2023
Deferred tax assets:
Net operating loss carryforwards	$100,135	$73,437
Accrued liabilities and reserves	5,749	5,993
Stock-based compensation	17,959	19,111
Intangible assets	5,181	7,102
Lease liabilities	10,092	11,692
Research and development credits	53,283	44,201
Capitalized research and development expenses	87,618	77,914
Deferred revenue	32,190	40,061
Total deferred tax assets	312,207	279,511
Deferred tax liabilities:
Property and equipment	(2,543)	(2,290)
Right-of-use assets	(8,604)	(9,759)
Total deferred tax liabilities	(11,147)	(12,049)
Valuation allowance	(301,060)	(267,462)
Net deferred tax assets	$—	$—

The provisions of ASC Topic 740, Accounting for Income Taxes (Topic 740), require an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable. For the years ended December 31, 2024 and 2023, based on all available objective evidence, including the existence of cumulative losses, the Company determined that it was not more likely than not that the net deferred tax assets were fully realizable. Accordingly, the Company established a full valuation allowance against its deferred tax assets. The Company intends to maintain a full valuation allowance on net deferred tax assets until sufficient positive evidence exists to support reversal of the valuation allowance. During the years ended December 31, 2024 and 2023, the valuation allowance increased by $33.6 million, and $78.3 million, respectively.

At December 31, 2024, the Company had net operating loss carryforwards available to reduce future taxable income, if any, for federal and state income tax purposes of approximately $325.4 million and $461.2 million, respectively. The federal net operating loss carryforwards can be carried forward indefinitely, subject to an annual limitation of 80% of taxable income. The state net operating loss carryforwards are subject to expire in various years, with the first expiration beginning in 2036.

IGM Biosciences, Inc.

Notes to Financial Statements — Continued

At December 31, 2024, the Company also had federal and California research and development tax credit carryforwards of $46.0 million and $23.5 million, respectively, available to offset future income tax, if any. The federal credit carryforwards begin expiring in 2038, and the California credits can be carried forward indefinitely.

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

The following table summarizes the activity related to the Company’s gross unrecognized tax benefits (in thousands):

	December 31,
	2024	2023	2022
Beginning balance	$10,569	$6,916	$4,075
Increases for tax positions related to prior years	—	1	—
Decreases for tax positions related to prior years	(1)	—	(47)
Additions for tax positions related to current year	2,066	3,652	2,888
Ending balance	$12,634	$10,569	$6,916

The unrecognized tax benefits, if recognized, would not affect the effective income tax rate due to the valuation allowance that currently offsets deferred tax assets. No interest or penalties were accrued as of December 31, 2024. The Company does not expect the unrecognized tax benefits to change significantly over the next twelve months.

The Company files U.S. federal and various state income tax returns. For U.S. federal and state income tax purposes, the statute of limitations currently remains open for the years ending December 31, 2021 to present and December 31, 2020 to present, respectively. In addition, all of the net operating losses and research and development credit carryforwards that may be utilized in future years remain subject to examination. The Company is not currently under examination by income tax authorities in any jurisdiction.

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

The following equity instruments were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive for the periods presented:

	December 31,
	2024	2023
Stock options, issued and outstanding	5,561,663	6,766,340
Estimated shares issuable under the employee stock purchase plan	46,402	127,658
Unreleased restricted stock units	2,559,753	658,792
Total	8,167,818	7,552,790

IGM Biosciences, Inc.

Notes to Financial Statements — Continued

Note 15. Related Party Transactions

In August 2024, a non-employee member of the Company’s Board of Directors entered into a consulting agreement with the Company, under which the board member would receive $250,000 per year for consulting services and receive 125,000 shares of RSUs with quarterly vesting through April 30, 2026. The Company paid $0.1 million during the year ended December 31, 2024 to the board member under the consulting agreement. As of December 31, 2024, the Company had no outstanding liability to the related party board member.

In September 2024 as part of the 2024 Restructuring, the Company entered into TC Agreements with two former employees (See Note 12 - Restructuring Charges for additional information). The Company paid $0.2 million during the year ended December 31, 2024 under the TC Agreements. As of December 31, 2024, the Company had an outstanding liability of $1.1 million to the related parties associated with the TC Agreements.

Note 16. Segment Reporting

The Company conducts business as a single operating segment for its IgM therapeutics, which is the business of developing engineered IgM antibodies for the treatment of autoimmune and inflammatory diseases. The Company’s chief executive officer, who is the chief operating decision maker (“CODM”), reviews financial information on an aggregate basis for allocating and evaluating financial performance. The single operating segment is further based upon the Company’s organizational and management structure and other factors.

The key measure of segment profit and loss that the CODM uses to allocate resources and assess performance is the Company’s net loss, which is utilized to evaluate the progress of the Company’s various product candidates. The table below shows a reconciliation of the Company’s net loss, including the significant expense categories regularly provided to and reviewed by the CODM, as computed under U.S. GAAP to the Company’s total net loss in the statements of operations (in thousands):

	Year Ended December 31,
	2024	2023
Operating revenue by external customer:
Sanofi collaboration revenue	$2,679	$2,130
Operating expenses:
Research and development
Deprioritized clinical programs:
Imvotamab – Autoimmune programs	$15,750	$9,415
Aplitabart	28,869	34,766
Other deprioritized programs	5,193	21,491
Preclinical and other R&D (1)	24,856	38,052
Personnel	61,616	87,553
Depreciation and facilities	24,570	24,242
General and administrative:
Personnel	36,350	35,075
Other general and administrative (2)	14,055	14,997
Other income (expense):
Interest income	12,785	17,743
Other expense	—	(20)
Income tax expense	—	(678)
Net loss	$(195,795)	$(246,416)
(1)
Preclinical and other R&D expense includes sample analysis, preclinical testing, R&D licensing agreements, and drug product services.
(2)
Other general and administrative expense includes professional services, accounting services, software, rent, and other overhead expense.

Assets provided to the CODM are consistent with those reported on the balance sheets.

IGM Biosciences, Inc.

Notes to Financial Statements — Continued

All long-lived assets are maintained in, and all losses and revenue are attributable to, the United States of America.

Note 17. Subsequent Events

In January 2025, the Company announced a strategic update to halt further development of imvotamab and IGM-2644. The Company also announced a reduction in workforce by approximately 73% (the 2025 Restructuring) to preserve cash. The Company estimates it will incur total restructuring charges between $0.7 million and $2.0 million, consisting of cash expenditures between $4.1 million and $5.4 million for severance and one-time termination costs offset by non-cash compensation and stock-based compensation expense credit of $3.4 million. The Company expects to recognize substantially all restructuring charges in the first quarter of 2025. The Company is continuing to evaluate the full impact of the 2025 Restructuring and may also incur additional costs due to events that occur as a result of, or that are associated with, the 2025 Restructuring.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework established in “Internal Control-Integrated Framework (2013)", issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2024.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm on our internal control over financial reporting, as such report is not required due to our status as a smaller reporting company.

Changes in Internal Control over Financial Reporting

There was no change in our internal controls over financial reporting during the quarter ended December 31, 2024, identified in connection with the evaluation required by Rules 13a‑15(d) and 15d‑15(d) of the Exchange Act that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information responsive to this item is incorporated herein by reference to our definitive proxy statement with respect to our 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 11. Executive Compensation.

Information responsive to this item is incorporated herein by reference to our definitive proxy statement with respect to our 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information responsive to this item is incorporated herein by reference to our definitive proxy statement with respect to our 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Information responsive to this item is incorporated herein by reference to our definitive proxy statement with respect to our 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 14. Principal Accounting Fees and Services.

Information responsive to this item is incorporated herein by reference to our definitive proxy statement with respect to our 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

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

Item 16. Form 10-K Summary.

None.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of the Registrant, as amended	10-Q	001-39045	3.1	August 14, 2024

3.2	Amended and Restated Bylaws of the Registrant.	8-K	001-39045	3.1	March 21, 2023

4.1	Specimen common stock certificate of the Registrant.

4.2	Amended and Restated Investor Rights Agreement, by and among the Registrant and certain of its stockholders, dated as of June 28, 2019.	S-1	333-233365	4.2	August 19, 2019

4.3	Description of Securities	10-K	001-39045	4.3	March 29, 2022

4.4	Form of Pre-Funded Warrant	8-K	001-39045	4.1	December 9, 2020

4.5	Form of Registration Rights Agreement, by and between the Registrant and certain securityholders.	8-K	001-39045	10.1	December 7, 2020

10.1+	Amended and Restated 2010 Stock Plan and forms of agreements thereunder.	S-1	333-233365	10.1	August 19, 2019

10.2+	2018 Omnibus Incentive Plan and forms of agreements thereunder.	S-1/A	333-233365	10.2	September 3, 2019

10.3+	Amended and Restated 2018 Omnibus Incentive Plan, amended June 23, 2023, and forms of agreements thereunder.

10.4+	Amended and Restated 2019 Employee Stock Purchase Plan, amended October 30, 2023, and forms of agreements thereunder.	10-K	001-39045	10.4	March 7, 2024

10.5+	Form of Indemnification Agreement, by and between the Registrant and each of its directors and executive officers.	S-1/A	333-233365	10.5	September 3, 2019

10.6+	Confirmatory Employment Letter, by and between Fred Schwarzer and the Registrant, effective as of August 19, 2019.	S-1	333-233365	10.6	August 19, 2019

10.7+	Confirmatory Employment Letter, by and between Bruce Keyt and the Registrant, effective as of August 19, 2019.	S-1	333-233365	10.9	August 19, 2019

10.8+	Confirmatory Employment Letter, by and between Misbah Tahir and the Registrant, effective as of August 19, 2019.	S-1	333-233365	10.10	August 19, 2019

10.9+	Employment Agreement, by and between Lisa Decker and the Registrant, dated as of February 25, 2021.	10-Q	001-39045	10.1	May 6, 2021

10.10+	Employment Agreement by and between Chris Takimoto and the Registrant, dated as of July 29, 2021.	10-Q	001-39045	10.2	August 9, 2021

10.11+	Consulting Agreement, by and between the Registrant and William Strohl, Ph.D., dated August 8, 2024.	10-Q	001-39045	10.4	November 8, 2024

10.12+	Transition and Consulting Agreement, by and between the Registrant and Fred Schwarzer, dated September 30, 2024.	10-Q	001-39045	10.1	November 8, 2024

10.13+	Employment Agreement, by and between the Registrant and Mary Beth Harler, M.D., dated September 30, 2024.	10-Q	001-39045	10.2	November 8, 2024

10.14+	Transition and Consulting Agreement, by and between the Registrant and Bruce Keyt, dated October 1, 2024.	10-Q	001-39045	10.3	November 8, 2024

10.15+	Amended and Restated Change in Control and Severance Policy.	10-Q	001-39045	10.3	August 3, 2023

10.16+	Outside Director Compensation Policy (as amended and restated on February 26, 2024).	10-K	001-39045	10.12	March 7, 2024

10.17+	Executive Incentive Compensation Plan.	S-1	333-233365	10.13	August 19, 2019

10.18	Lease by and between Real Property Investments, LLC and the Registrant, dated February 27, 2019.	S-1	333-233365	10.14	August 19, 2019

10.19	Nominating Agreement, by and among 667, L.P., Baker Brothers Life Sciences, L.P. and the Registrant, dated as of June 28, 2019.	S-1	333-233365	10.15	August 19, 2019

10.20	Nominating Agreement, by and between Haldor Topsøe Holding A/S and the Registrant, dated as of June 28, 2019.	S-1	333-233365	10.16	August 19, 2019

10.21	Nominating Agreement, by and among Redmile Biopharma Investments II, L.P., RAF, L.P., Redmile Strategic Master Fund, LP and the Registrant, dated as of June 28, 2019.	S-1	333-233365	10.17	August 19, 2019

10.22	First Amendment to Lease between IGM Biosciences, Inc. and Real Property Investments, LLC effective July 1, 2021.	10-Q	001-39045	10.1	August 9, 2021

10.23*	Collaboration and License Agreement by and between the Registrant and Genzyme Corporation, dated March 28, 2022	8-K	001-39045	10.1	March 29, 2022

10.24	Common Stock Purchase Agreement, dated as of June 22, 2023, between the Registrant and RedCo II Master Fund, L.P.	8-K	001-39045	10.1	June 23, 2023

19.1	Insider Trading Policy and Guidelines with Respect to Certain Transactions in Securities.

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney (reference is made to the signature page hereto).

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1	Compensation Recovery Policy.	10-K	001-39045	97.1	March 7, 2024

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

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

IGM Biosciences, Inc.

Date: March 6, 2025	By:	/s/ Mary Beth Harler
Mary Beth Harler, M.D.
Chief Executive Officer (Principal Executive Officer)

Date: March 6, 2025	By:	/s/ Misbah Tahir
Misbah Tahir
Chief Financial Officer (Principal Financial Officer)

Date: March 6, 2025	By:	/s/ Steven Weber
Steven Weber
Senior Vice President, Corporate Controller (Principal Accounting Officer)

POWER OF ATTORNEY

KNOW ALL BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Mary Beth Harler, Misbah Tahir, and Steven Weber, each of them as his true and lawful attorneys-in-fact and agents, each with the full power of substitution, for him in his name, place or stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming that said attorneys-in-fact and agents, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Mary Beth Harler	Chief Executive Officer and Director (Principal Executive Officer)	March 6, 2025
Mary Beth Harler, M.D.

/s/ Misbah Tahir	Chief Financial Officer (Principal Financial Officer)	March 6, 2025
Misbah Tahir

/s/ Steven Weber	Senior Vice President, Corporate Controller (Principal Accounting Officer)	March 6, 2025
Steven Weber

/s/ Felix Baker, Ph.D.	Director	March 6, 2025
Felix Baker, Ph.D.

/s/ M. Kathleen Behrens, Ph.D.	Director	March 6, 2025
M. Kathleen Behrens, Ph.D.

/s/ Julie Hambleton, M.D.	Director	March 6, 2025
Julie Hambleton, M.D.

/s/ Michael Lee	Director	March 6, 2025
Michael Lee

/s/ William Strohl, Ph.D.	Director	March 6, 2025
William Strohl, Ph.D.

/s/ Elizabeth H.Z. Thompson, Ph.D.	Director	March 6, 2025
Elizabeth H.Z. Thompson, Ph.D.

/s/ Christina Teng Topsøe	Director	March 6, 2025
Christina Teng Topsøe

/s/ Jakob Haldor Topsøe	Director	March 6, 2025
Jakob Haldor Topsøe