Form 10-K/A
period 2024-12-31
IGM Biosciences, Inc.
filed 2025-04-30
CIK 1496323

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

EXPLANATORY NOTE

IGM Biosciences, Inc. (the Company) is filing this Amendment No. 1 (this Amendment) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (the Original 10-K) solely to provide additional information required by Part III of Form 10-K that was previously omitted from the Original 10-K, in reliance on General Instruction G(3) of Form 10-K because a definitive proxy statement containing such information will not be filed within 120 days after the end of December 31, 2024. The Part III information may be incorporated by reference from the Company’s definitive proxy statement, or such information may be included in an amendment to the Form 10-K. This Amendment does not change the previously reported financial statements or any other disclosure contained in Part I or Part II of the Original 10-K.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the Exchange Act), this Amendment also contains new certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which are being filed as exhibits to this Amendment under Item 15 of Part IV. Because no financial statements have been included in this Form 10-K/A and this Form 10-K/A does not contain or amend any disclosure with respect to Item 307 and 308 of Regulation S-K, paragraphs 3, 4, and 5 of the certifications have been omitted.

Except as described above, no other portion of the Original 10-K is amended hereby, and the Original 10-K continues to speak as of the date of the filing of the Original 10-K. Accordingly, this Amendment should be read in conjunction with the Original 10-K and the Company’s filings made with the SEC subsequent to the date of the Original 10-K.

Unless otherwise specified or indicated by the context, “IGM,” the “Company,” “we,” “us,” and “our” refer to IGM Biosciences, Inc.

i

i

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

BOARD OF DIRECTORS AND CORPORATE GOVERNANCE

The following table sets forth the names, ages as of March 31, 2025 and certain other information for each member of our board of directors:

Name	Class	Age	Position	Director Since	Current Term Expires
Julie Hambleton, M.D. (1)(4)	I	67	Director	2018	2026
William Strohl, Ph.D. (4)	I	72	Director	2018	2026
Jakob Haldor Topsøe	I	56	Director	2018	2026
M. Kathleen Behrens, Ph.D. (1)(2)(3)	II	72	Director	2019	2027
Elizabeth H.Z. Thompson, Ph.D. (1)(2)(3)(4)	II	50	Director	2023	2027
Christina Teng Topsøe (2)(3)	II	44	Director	2018	2027
Felix J. Baker, Ph.D. (4)	III	56	Director	2021	2025
Mary Beth Harler, M.D.	III	60	Chief Executive Officer and Director	2024	2025
Michael Lee	III	46	Director	2019	2025

(1)
Member of our audit committee
(2)
Member of our compensation committee
(3)
Member of our corporate governance and nominating committee
(4)
Member of our research and clinical development committee

Class I Directors

Julie Hambleton, M.D. has served as a member of our board of directors since August 2018. Dr. Hambleton served as Interim President & CEO, Arch Oncology, a private company, from August 2020 to March 2021. From June 2018 until her retirement in April 2020, Dr. Hambleton served as Senior Vice President, Chief Medical Officer, Head of Development at IDEAYA Biosciences, an oncology medicine company. From September 2017 to May 2018 and from March 2016 to May 2016, Dr. Hambleton served as an independent strategic consultant for various life sciences companies. From May 2016 to September 2017, she served as Vice President, Head U.S. Medical at Bristol-Myers Squibb, a global biopharmaceutical company. From August 2015 to February 2016, Dr. Hambleton served as Executive Vice President, Chief Medical Officer at Five Prime Therapeutics, a biotechnology company, and as Senior Vice President, Chief Medical Officer from December 2012 to August 2015. From April 2010 to November 2012, Dr. Hambleton served as Vice President, Clinical Development at Clovis Oncology, and from 2003 to 2010, Dr. Hambleton held increasing roles of responsibility in BioOncology at Genentech. Dr. Hambleton has served on the board of directors of SpringWorks Therapeutics, a biopharmaceutical company, since May 2020 and Erasca, Inc., a biotechnology company, since March 2021. Dr. Hambleton completed her hematology-oncology training at the University of California, San Francisco, where she then served on the faculty from 1993 to 2003.

We believe Dr. Hambleton is qualified to serve on our board of directors because of her extensive career in the biotechnology industry, her executive and leadership experience and her medical expertise in hematology/oncology and internal medicine.

William Strohl, Ph.D. has served as a member of our board of directors since August 2018. In August 2016, Dr. Strohl founded BiStro Biotech Consulting, a biotechnology consulting company, of which he also serves as President. From February 2016 to August 2016, Dr. Strohl served as Vice President and Biologics Fellow at Janssen BioTherapeutics, the therapeutic biologics organization within the Janssen Research & Development division of Johnson & Johnson, a multinational medical devices and pharmaceutical company, and served as its Vice President and Head from October 2013 to February 2016. Prior to that, from April 2008 to October 2013, Dr. Strohl served as Head of Antibody Discovery at Janssen BioTherapeutics. Dr. Strohl has also held various roles at Merck, a pharmaceutical company, including leading Natural Products Biology and leading Biologics discovery efforts and was a Professor in the Department of Microbiology and the Program of Biochemistry at The Ohio State University. Dr. Strohl received a B.S. in Biology from Central Michigan University and a Ph.D. in Microbiology from Louisiana State University.

We believe Dr. Strohl is qualified to serve on our board of directors because of his extensive career in the biotechnology industry, his leadership experience and his educational background in biology, chemistry and microbiology.

Jakob Haldor Topsøe has served as a member of our board of directors since August 2018. Since June 2015, Mr. Topsøe has served as Chairman of the board of directors of Topsøe Holding A/S, and has served on the board of directors of Topsoe A/S, a Danish catalysis and chemical processing company and a subsidiary of Topsøe Holding A/S, since October 2010 and as its Vice Chairman since August 2016. Since January 2009, Mr. Topsøe has served as Partner at AMBROX Capital, a Danish investment management firm, and as Associate Partner since September 2016. From 1996 to 2008, Mr. Topsøe was employed in various functions within Alfred Berg/ABN Amro Bank including Head of Equities, Denmark. Mr. Topsøe served as a member of the board of directors of Motortramp, a Danish provider of marine transportation services, and Dampskibsselskabet Orients Fond, a Danish charitable foundation, from 2017 to October 2020. Mr. Topsøe received a Graduate Diploma in Business Administration (Finance) from the Copenhagen Business School.

We believe Mr. Topsøe is qualified to serve on our board of directors because of his investment experience, leadership experience and background and his affiliation with our lead investor.

Class II Directors

M. Kathleen Behrens, Ph.D. has served as a member of our board of directors since January 2019. Since December 2009, Dr. Behrens has served as an independent life sciences consultant and investor. From January 2012 to June 2014, she served as the Co-Founder, President, Chief Executive Officer and director of the KEW Group, a private oncology services company. From 1996 to December 2009, Dr. Behrens served in various roles at RS Investments, an investment management and research firm, including as a General Partner for selected venture funds. Prior to this, from 1983 to 1996, she served as a General Partner and Managing Director at Robertson Stephens & Co. Since March 2009, Dr. Behrens has served as a member of the board of directors of Sarepta Therapeutics, a medical research and drug development company, and as Chairwoman since April 2015, as well as chair of its audit committee and a member of its research and development committee. She has served as Chairwoman of the board of directors of MiMedx Group, a biomedical company, since June 2019, and as a member of its nominating and governance committee and audit committee. Dr. Behrens served on the board of directors of Amylin Pharmaceuticals, a biopharmaceutical company, from June 2009 until its sale to Bristol-Myers Squibb in 2012. She previously served as a member of the President’s Council of Advisors on Science and Technology (PCAST) from 2001 to early 2009 and as Chairwoman of its subcommittee on Personalized Medicine. She has also spent time as a public-market biotechnology securities analyst and a venture capitalist focusing on healthcare, technology and related investments. She also previously served on the Board on Science, Technology and Economic Policy for the National Research Council and as a Director, President and Chairwoman of the National Venture Capital Association. Dr. Behrens received a B.S. in Biological Sciences and a Ph.D. in Microbiology from the University of California, Davis.

We believe Dr. Behrens is qualified to serve on our board of directors because of her extensive experience in the life sciences field, her executive and board leadership experience and her medical expertise in biology and microbiology.

Elizabeth H.Z. Thompson, Ph.D. has served as a member of our board of directors since October 2023. Dr. Thompson has served Acadia Pharmaceuticals as Executive Vice President, Research and Development since April 2024. Dr. Thompson previously served Horizon Therapeutics Public Limited Company as Executive Vice President, Research and Development from March 2021 until Horizon was acquired by Amgen in October 2023, continuing as Executive Vice President, Research and Development, Rare Disease at Amgen from October 2023 until January 2024. She also served as Vice President, Development and External Search at Horizon from January 2020 to March 2021 and Vice President, Clinical Development, Rare Disease at Horizon from June 2018 to January 2020. Dr. Thompson received a B.S. in Chemistry from Harvey Mudd College and a Ph.D. in Macromolecular and Cellular Structure and Chemistry from The Scripps Research Institute.

We believe Dr. Thompson is qualified to serve on our board of directors because of her extensive experience in the life sciences industry, her executive leadership experience, and her educational background.

Christina Teng Topsøe has served as a member of our board of directors since August 2018, and previously served as an observer on our board of directors beginning in 2013. Since March 2013, Ms. Topsøe has served on the board of directors of Topsoe A/S, and has served on the board of directors of Topsøe Holding A/S, its holding company, since June 2015. Ms. Topsøe previously was a lawyer at Allen & Overy LLP and Simpson Thacher and Bartlett LLP. Ms. Topsøe pursued a B.A. in Chinese Studies from the University of Copenhagen, studied Chinese Language and Literature at Peking University, and received an LL.B. from the University of London and an M.B.A. from London Business School and Columbia Business School.

We believe Ms. Topsøe is qualified to serve on our board of directors because of her leadership experience and perspective as an entrepreneur and her affiliation with our lead investor.

Class III Directors

Felix J. Baker, Ph.D. has served as a member of our board of directors since January 2021. Dr. Baker is a Managing Member of Baker Bros. Advisors LP (BBA), a biotechnology-focused investment adviser to fund partnerships whose investors are primarily endowments and foundations. Dr. Baker founded BBA, together with his brother Julian Baker, in 2000. Dr. Baker has served on the boards of biotechnology and pharmaceutical companies, including Seagen from July 2003 to December 2023, Kodiak Sciences since September 2015, Kiniksa Pharmaceuticals since October 2015, Kymera Therapeutics since March 2024, and Bicycle Therapeutics since April 2024, and he previously served on the board of Talis Biomedical from July 2013 to March 2023 and Alexion Pharmaceuticals from June 2015 to February 2021. Dr. Baker holds a B.S and a Ph.D. in Immunology from Stanford University, where he also completed two years of medical school.

We believe Dr. Baker is qualified to serve on our board of directors because of his background, knowledge of our industry, extensive investment and leadership experience and his affiliation with one of our investors.

Mary Beth Harler, M.D. has served as our Chief Executive Officer and has been a member of our board of directors since October 2024. Dr. Harler also served as our Head of Research and Autoimmunity from January 2024 until October 2024 and as President of Autoimmunity and Inflammation from October 2021 until May 2024. Prior to joining IGM. Dr. Harler was Senior Vice President, Head of Immunology and Fibrosis Development from November 2019 to October 2021, Head of Innovative Medicines Development from December 2017 to November 2019, Head of Innovative Medicines Development and Head of Innovative Clinical Development in the cardiovascular, fibrosis, immunoscience and genetically-defined diseases group from October 2016 to November 2019 at Bristol Myers Squibb. Dr. Harler received a B.S. from Wheeling University in West Virginia and an M.D. from Marshall University. She completed training as a general surgeon at Brown University’s Rhode Island Hospital, where she was also a research fellow with a focus on the role of immune cells in wound healing.

We believe Dr. Harler is qualified to serve on our board of directors because of her expertise and experience as our Chief Executive Officer, her depth and expertise in the life sciences industry, her leadership experience and her educational background.

Michael Lee has served as a member of our board of directors since July 2019. Mr. Lee has served as Co-Founder and Portfolio Manager at Redmile Group, an investment advisory firm since 2007. Prior to Redmile, Mr. Lee worked as a biotechnology investor at Steeple Capital, an investment management firm, and as an analyst at Welch Capital Partners, an investment advisory firm, and Prudential Equity Group, a financial services company. Mr. Lee has served on the board of directors of Fate Therapeutics, Inc., a biopharmaceutical company, since July 2018 and Shattuck Labs, Inc., a biotechnology company, since June 2020. Mr. Lee holds a B.S. in Molecular and Cellular Biology from the University of Arizona.

We believe Mr. Lee is qualified to serve on our board of directors because of his background, knowledge of our industry and extensive investment and leadership experience.

Family Relationships

Christina Teng Topsøe and Jakob Haldor Topsøe, each a member of our board of directors, are first cousins. There are no other family relationships among any of our directors or executive officers.

Director Independence

Our common stock is listed on the Nasdaq Global Select Market. Under the listing standards of Nasdaq, independent directors must comprise a majority of our board of directors. In addition, the listing standards of Nasdaq require that, subject to specified exceptions, each member of our audit, compensation and corporate governance and nominating committees be independent. Audit committee members and compensation committee members must also satisfy the independence criteria set forth in Rule 10A-3 and Rule 10C-1, respectively, under the Exchange Act. Under the listing standards of Nasdaq, a director will only qualify as an “independent director” if, in the opinion of that company’s board of directors, that person does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

To be considered to be independent for purposes of Rule 10A-3 and under the listing standards of Nasdaq, a member of an audit committee of a listed company may not, other than in his or her capacity as a member of the audit committee, the board of directors or any other board committee: (1) accept, directly or indirectly, any consulting, advisory or other compensatory fee from the listed company or any of its subsidiaries or (2) be an affiliated person of the listed company or any of its subsidiaries.

To be considered independent for purposes of Rule 10C-1 and under the listing standards of Nasdaq, the board of directors must affirmatively determine that each member of the compensation committee is independent, including a consideration of all factors specifically relevant to determining whether the director has a relationship to the company which is material to that director’s ability to be independent from management in connection with the duties of a compensation committee member, including: (1) the source of compensation of such director, including any consulting, advisory or other compensatory fee paid by the company to such director and (2) whether such director is affiliated with the company, a subsidiary of the company or an affiliate of a subsidiary of the company.

Our board of directors has undertaken a review of its composition, the composition of its committees and the independence of each director and considered whether any director has a material relationship with us that could compromise his or her ability to exercise independent judgment in carrying out his or her responsibilities. Based upon information requested from and provided by each director concerning his background, employment and affiliations, including family relationships, our board of directors has determined that Drs. Baker, Behrens, Hambleton, and Thompson, Messrs. Lee and Topsøe, and Ms. Topsøe, representing seven of our nine directors, do not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each of these directors is “independent” as that term is defined under the listing standards of Nasdaq. In addition, our board of directors has determined that all members of our audit, compensation, and corporate governance and nominating committees satisfy the independence standards for committee members established by applicable SEC rules and regulations and the listing standards of Nasdaq.

In making these determinations, our board of directors considered the current and prior relationships that each non-employee director has with our company and all other facts and circumstances our board of directors deemed relevant in determining their independence, including the beneficial ownership of our capital stock by each non-employee director, and the transactions involving them described in the section titled “Certain Relationships, Related Party and Other Transactions.”

Board Leadership Structure

Although we do not require separation of the positions of Chair of our board of directors and Chief Executive Officer, we have in the past chosen to have different individuals serving in such roles. The position of Chair of our board of directors has not yet been filled following the retirement of Dr. Michael Loberg from our board of directors in October 2023. We continue to evaluate our options for filling the Chair role based on the board’s assessment of stockholders’ long-term interests under the prevailing circumstances.

Committees of our Board of Directors

Our board of directors has established an audit committee, a compensation committee, a corporate governance and nominating committee and a research and clinical development committee. The composition and responsibilities of each of the committees of our board of directors are described below. Members serve on these committees until their resignation or until otherwise determined by our board of directors. Our board of directors may establish other committees as it deems necessary or appropriate from time to time.

Audit Committee

Our audit committee consists of Drs. Behrens, Hambleton and Thompson, with Dr. Behrens serving as chair. Our board of directors has determined that each of the members of our audit committee satisfies the independence requirements under the listing standards of Nasdaq and Rule 10A-3 of the Exchange Act. Our board of directors has determined that Dr. Behrens is an “audit committee financial expert” within the meaning of SEC rules and regulations. Each member of our audit committee can read and understand fundamental financial statements in accordance with applicable requirements. In arriving at these determinations, our board of directors examined each audit committee member’s scope of experience and the nature of their employment in the corporate finance sector.

Our audit committee oversees our corporate accounting and financial reporting process and assists our board of directors in monitoring our financial systems. Our audit committee is also responsible for, among other things:

•
selecting and hiring the independent registered public accounting firm to audit our financial statements;
•
helping to ensure the independence and performance of the independent registered public accounting firm;
•
approving audit and non-audit services and fees;
•
reviewing financial statements and discussing with management and the independent registered public accounting firm our annual audited and quarterly financial statements, the results of the independent audit and the quarterly reviews and the reports and certifications regarding internal controls over financial reporting and disclosure controls;
•
preparing the audit committee report that the SEC requires to be included in our annual proxy statement;

•
reviewing reports and communications from the independent registered public accounting firm;
•
reviewing the adequacy and effectiveness of our internal controls and disclosure controls and procedures;
•
reviewing our policies on risk assessment and risk management;
•
overseeing, monitoring and reviewing our assessment of cybersecurity risks, periodically reviewing our disclosure controls with respect to cybersecurity risks and incidents and reviewing any reports from management on material cybersecurity breaches;
•
reviewing and monitoring conflicts of interest situations, and approving or prohibiting any involvement in matters that may involve a conflict of interest or taking of a corporate opportunity;
•
reviewing related party transactions; and
•
establishing and overseeing procedures for the receipt, retention and treatment of accounting related complaints and the confidential submission by our employees of concerns regarding questionable accounting or auditing matters.

Our audit committee operates under a written charter that satisfies the applicable rules and regulations of the SEC and the listing standards of Nasdaq. A copy of the charter for our audit committee is available on our investor relations website at https://investor.igmbio.com/. During 2024, our audit committee held four meetings.

Compensation Committee

Our compensation committee consists of Drs. Behrens and Thompson and Ms. Topsøe, with Ms. Topsøe serving as chair. Our board of directors has determined that each of the members of our compensation committee is independent under the listing standards of Nasdaq and a “non-employee director” as defined in Rule 16b-3 under the Exchange Act.

Our compensation committee oversees our compensation policies, plans, and benefits programs. The compensation committee is also responsible for, among other things:

•
overseeing our overall compensation strategy and compensation policies, plans and benefit programs;
•
reviewing and approving, or recommending to the board of directors for approval, the compensation of our executive officers and directors;
•
preparing the compensation committee report that the SEC requires to be included in our annual proxy statement, as applicable; and
•
administering our equity and incentive compensation plans.

Our compensation committee operates under a written charter that satisfies the applicable rules and regulations of the SEC and the listing standards of Nasdaq. A copy of the charter for our compensation committee is available on our investor relations website at https://investor.igmbio.com/. During 2024, our compensation committee held eight meetings.

Corporate Governance and Nominating Committee

Our corporate governance and nominating committee consists of Drs. Behrens and Thompson and Ms. Topsøe, with Ms. Topsøe serving as chair. Our board of directors has determined that each member of our corporate governance and nominating committee is independent under the listing standards of Nasdaq.

Our corporate governance and nominating committee oversees and assists our board of directors in reviewing and recommending nominees for election as directors. The corporate governance and nominating committee is also responsible for, among other things:

•
identifying, evaluating, and making recommendations to our board of directors regarding nominees for election to our board of directors and its committees;
•
considering and making recommendations to our board of directors regarding the composition of our board of directors and its committees;
•
reviewing developments in corporate governance practices;

•
evaluating the adequacy of our corporate governance practices and reporting; and
•
evaluating the performance of our board of directors and of individual directors.

Our corporate governance and nominating committee operates under a written charter that satisfies the listing standards of Nasdaq. A copy of the charter for our corporate governance and nominating committee is available on our investor relations website at https://investor.igmbio.com/. During 2024, our corporate governance and nominating committee held four meetings.

Research and Clinical Development Committee

Our research and clinical development committee consists of Drs. Baker, Hambleton, Strohl and Thompson, with Drs. Hambleton and Strohl serving as co-chairs.

Specific responsibilities of our research and clinical development committee include:

•
advising our board of directors concerning our research and scientific strategies, plans and efforts;
•
evaluating scientific opportunities under consideration by management;
•
reviewing external scientific research, discoveries and commercial developments, as appropriate; and
•
evaluating our overall intellectual property strategies.

Our research and clinical development committee operates under a written charter, and during 2024, the committee held three meetings.

Attendance at Board and Stockholder Meetings

During our fiscal year ended December 31, 2024, our board of directors held six meetings (including regularly scheduled and special meetings), and each director attended at least 75% of the aggregate of (i) the total number of meetings of our board of directors held during the period for which he or she has been a director and (ii) the total number of meetings held by all committees of our board of directors on which he or she served during the periods that he or she served on such committee, other than Dr. Loberg.

Although we do not have a formal policy regarding attendance by members of our board of directors at annual meetings of stockholders, we strongly encourage, but do not require, our directors to attend. All of our directors then in office virtually attended the 2024 Annual Meeting of Stockholders.

Compensation Committee Interlocks and Insider Participation

During 2024, Drs. Behrens and Thompson and Ms. Topsøe served on our compensation committee. None of the members of our compensation committee is currently, or has been at any time, one of our officers or employees. None of our executive officers currently serves, or has served during the past fiscal year, as a member of the board of directors or the compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of any entity that has one or more of its executive officers serving as a member of our board of directors or our compensation committee. Ms. Topsøe may be deemed to have an interest in certain transactions requiring disclosure under Item 404 of Regulation S-K under the Securities Act of 1933, as amended (the Securities Act). These transactions are disclosed in the section titled “Certain Relationships, Related Party and Other Transactions,” and such disclosure is incorporated by reference herein.

Corporate Governance Guidelines and Code of Business Conduct and Ethics

Our board of directors has adopted Corporate Governance Guidelines that address items such as the qualifications and responsibilities of our directors and director candidates and corporate governance policies and standards applicable to us in general. In addition, our board of directors has adopted a Code of Business Conduct and Ethics that applies to all of our employees, officers and directors, including our Chief Executive Officer, Chief Financial Officer and other executive and senior financial officers. The full text of our Corporate Governance Guidelines and our Code of Business Conduct and Ethics is posted on our investor relations website at https://investor.igmbio.com/. We will post any amendments to our Code of Business Conduct and Ethics and any waivers of our Code of Business Conduct and Ethics for directors and executive officers on the same website or in filings under the Exchange Act.

Role of the Board in Risk Oversight

Our board of directors has an active role, as a whole and also at the committee level, in overseeing the management of our risks. Our board of directors is responsible for general oversight of risks and regular review of information regarding our risks, including credit risks, liquidity risks and operational risks. Our compensation committee is responsible for overseeing the management of risks relating to our executive compensation plans and arrangements. Our audit committee is responsible for overseeing the management of risks relating to accounting matters and financial reporting. Our corporate governance and nominating committee is responsible for overseeing the management of risks associated with the independence of our board of directors and potential conflicts of interest. Although each committee is responsible for evaluating certain risks and overseeing the management of such risks, our entire board of directors is regularly informed through discussions from committee members about such risks. Our board of directors believes its administration of its risk oversight function has not negatively affected the board of directors’ leadership structure.

Insider Trading Policy and Hedging Prohibition

We have adopted an Insider Trading Policy that governs the purchase, sale and/or other dispositions of our securities by our directors, officers and employees, and that is reasonably designed to promote compliance with insider trading laws, rules and regulations.

As part of our Insider Trading Policy, our employees (including our executive officers and the non-employee members of our board of directors) are prohibited from trading in publicly-traded options, such as puts and calls, and other derivative securities with respect to our securities. This includes any hedging or similar transaction designed to decrease the risks associated with holding shares of our common stock. A copy of our insider trading policy was filed as an Exhibit to our Original Form 10-K. We comply with insider trading laws, rules and regulations and any applicable listing standards in any transactions involving our own securities.

EXECUTIVE OFFICERS

The following table sets forth certain information about our executive officers as of March 31, 2025. Officers are elected by our board of directors to hold office until their successors are elected and qualified.

Name	Age	Position
Mary Beth Harler, M.D.	60	Chief Executive Officer and Director
Lisa L. Decker, Ph.D.	56	Chief Business Officer
Misbah Tahir	50	Chief Financial Officer

For the biography of Dr. Harler, please see “Board of Directors and Corporate Governance—Continuing Directors.”

Lisa L. Decker, Ph.D. has served as our Chief Business Officer since March 2021. Prior to joining us, Dr. Decker served as Chief Business Officer of Atreca, a biopharmaceutical company, from June 2019 until March 2021. Dr. Decker also previously served in various roles at Nektar Therapeutics, a development stage biopharmaceutical company, from August 2008 to June 2019, including as Vice President of Business Development from August 2017 until June 2019, Executive Director, Business Development from August 2012 until August 2017, Executive Director, Business Strategy and Operations from January 2010 until July 2012, and Senior Director, Alliance Management from August 2008 until December 2009. Prior to this, Dr. Decker served in a number or roles at the Office of Technology Management at the University of Massachusetts Medical School from 2000 until 2008. Dr. Decker previously served on the board of directors of Chimerix, Inc. from December 2023 until April 2025.Dr. Decker holds a Ph.D. in Immunology from Tufts University School of Medicine and conducted her postdoctoral training at Harvard Medical School.

Misbah Tahir joined IGM in January 2019 as Chief Financial Officer. He previously served at Dermira in various roles from 2014 to 2018, most recently as Vice President, Finance. Prior to joining Dermira in 2014, he held finance leadership positions at Onyx Pharmaceuticals, Human Genome Sciences and Amgen. Mr. Tahir began his career as a management consultant at the consulting firm of Oliver Wyman. He received a B.A. in International Relations from the University of Pennsylvania and an M.B.A. from the University of Michigan Business School. Mr. Tahir is a certified public accountant, inactive, in the state of California.

Item 11. Executive Compensation.

Processes and Procedures for Compensation Decisions

Our compensation committee is responsible for the executive compensation programs for our executive officers and reports to our board of directors on its discussions, decisions and other actions. Typically, our Chief Executive Officer makes recommendations to our compensation committee, often attends committee meetings and is involved in the determination of compensation for the respective executive officers who report to her, except that the Chief Executive Officer does not make recommendations as to her own compensation. Our Chief Executive Officer makes recommendations to our compensation committee regarding short- and long-term compensation for all executive officers (other than herself) based on our results, an individual executive officer’s contribution toward these results and performance toward individual goal achievement. Our compensation committee then reviews the recommendations and other data. Our compensation committee makes decisions as to total compensation for each executive office, although it may instead, in its discretion, make recommendations to our board of directors regarding executive compensation for its approval.

Our compensation committee is authorized to retain the services of one or more executive compensation advisors, as it sees fit, in connection with the establishment of our compensation programs and related policies. In 2024, our compensation committee retained Aon, a national compensation consultant, to provide it with information, recommendations and other advice relating to executive compensation on an ongoing basis. Aon serves at the discretion of our compensation committee. As part of its engagement, Aon assists our compensation committee in developing an appropriate group of peer companies to help us determine the appropriate level of overall compensation for our executive officers, as well as assess each separate element of compensation, with a goal of ensuring that the compensation we offer to our executive officers is competitive and fair.

Our compensation committee periodically considers and assesses Aon’s independence, including whether Aon has any potential conflicts of interest with our company or members of our compensation committee. In connection with Aon’s engagement, our compensation committee conducted such a review and concluded that it was not aware of any conflict of interest that had been raised by work performed by Aon or the individual consultants employed by Aon that perform services for our compensation committee.

Our named executive officers for the fiscal year ended December 31, 2024, which consist of all individuals who served as our principal executive officer during the year ended December 31, 2024, the next two most highly compensated executive officers who were serving as executive officers as of December 31, 2024, and two individuals who would have been one of our two most highly compensated executive officers had they been serving as an executive officer as of December 31, 2024, are:

•
Mary Beth Harler, M.D., our Chief Executive Officer and Director;
•
Misbah Tahir, our Chief Financial Officer;
•
Lisa L. Decker, Ph.D., our Chief Business Officer;
•
Fred Schwarzer, our former Chief Executive Officer, President and Director;
•
Bruce Keyt, Ph.D., our former Chief Scientific Officer; and
•
Chris H. Takimoto, M.D., Ph.D., F.A.C.P., our former Chief Medical Officer.

Summary Compensation Table

The following table provides information regarding the compensation of our named executive officers during the years ended December 31, 2024 and 2023.

Name and Principal Position	Year	Salary ($)	Stock Awards ($)(1)	Option Awards ($)(2)(3)	Non-Equity Incentive Plan Compensation ($)(4)	All Other Compensation	Total ($)
Mary Beth Harler, M.D.	2024	546,724	3,124,188	4,989,441	207,815	—	8,868,168
Chief Executive Officer and Director	2023	486,448	337,575	519,845	218,900	—	1,562,768
Misbah Tahir	2024	498,726	1,074,857	723,119	179,542	—	2,476,244
Chief Financial Officer	2023	470,510	337,575	519,845	211,723	—	1,539,653
Lisa L. Decker, Ph.D.	2024	463,146	286,063	449,506	91,942	—	1,290,657
Chief Business Officer	2023	445,351	208,975	321,809	178,133	—	1,154,268
Fred Schwarzer	2024	565,259	1,200,525	1,919,196	—	100,590(5)	3,785,570
Former Chief Executive Officer, President and Former Director	2023	646,797	868,050	1,336,743	355,738	—	3,207,328
Bruce Keyt, Ph.D.	2024	430,088	447,214	723,119	—	80,478(5)	1,680,899
Former Chief Scientific Officer	2023	492,326	337,575	519,845	221,458	—	1,571,204
Chris H. Takimoto, M.D., Ph.D., F.A.C.P.	2024	429,101	460,188	723,119	—	—	1,612,408
Former Chief Medical Officer	2023	486,492	337,575	519,845	218,900	—	1,562,812

(1)
This column reflects the aggregate grant date fair value of the RSU awards granted to the named executive officer in the applicable fiscal year, computed in accordance with Topic 718. These amounts do not reflect the actual economic value that may be realized by the named executive officer. See Note 10 to our financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2024 for a discussion of the assumptions made by us in determining the grant date fair value of the RSUs reported in this column.
(2)
This column reflects the aggregate grant date fair value of option awards granted to the named executive officer in the applicable fiscal year, computed in accordance with Topic 718. These amounts do not reflect the actual economic value that may be realized by the named executive officer. See Note 10 to our financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2024 for a discussion of the assumptions made by us in determining the grant date fair value of the options reported in this column.
(3)
Each of our named executive officers, other than Mr. Schwarzer, participated in our 2024 option exchange program, pursuant to which we provided eligible employees the opportunity to exchange some or all of their outstanding options granted on or prior to March 1, 2023 under our Amended and Restated 2018 Omnibus Incentive Plan with a per share exercise price at or above $17.70, whether vested or unvested, for a lesser number of RSUs on the basis of an exchange ratio applied to exchanged options on a grant-by-grant basis (the Option Exchange Program). Pursuant to the Option Exchange Program, our named executive officers elected to cancel options in exchange for RSUs as set forth below:

Name and Principal Position	Number of Shares Subject to Cancelled Options	Number of RSUs Granted
Mary Beth Harler, M.D.	200,000	80,000
Misbah Tahir	95,000	35,333
Lisa L. Decker, Ph.D.	60,000	20,000
Bruce Keyt, Ph.D.	125,000	46,666
Chris H. Takimoto, M.D., Ph.D., F.A.C.P.	150,000	60,000

The lesser number of RSUs received by each participant in the Option Exchange Program was determined in accordance with exchange ratios designed to be approximately value-neutral from a financial accounting perspective. Accordingly, the fair value of the options held by each of our named executive officers that were cancelled in the Option Exchange Program was equivalent to the fair value of the RSUs granted to our named executive officers in the Option Exchange Program, as computed in accordance with Topic 718. No incremental values are reported in the Summary Compensation Table with respect to the Option Exchange Program.

(4)
This column reflects annual incentives earned under our Executive Incentive Compensation Plan. For additional information regarding our Executive Incentive Compensation Plan, please see the section below titled “—Executive Incentive Compensation Plan.”
(5)
This amount reflects consulting fees and healthcare continuation payments provided to the named executive officer under the named executive officer's transition and consulting agreement. For additional information, please see the sections below titled "—Employment Arrangements" and "—Potential Payments upon Termination or Change in Control."

Outstanding Equity Awards at 2024 Year-End

The following table provides information regarding outstanding equity awards held by our named executive officers as of December 31, 2024.

		Option Awards					Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options Exercisable		Number of Securities Underlying Unexercised Options Unexercisable(1)	Option Exercise Price	Option Expiration Date	Number of Shares of Stock or Units That Have Not Vested(1)		Market Value of Shares of Stock That Have Not Vested(2)
Mary Beth Harler, M.D.	3/12/22	51,562	(3)	23,438	$17.11	3/12/32	—		—
	3/12/22	—		—	—	—	6,250	(9)	$38,188
	4/4/23	22,968	(4)	29,532	$12.86	4/4/33	—		—
	4/4/23	—		—	—	—	19,688	(10)	$120,294
	3/12/24	17,343	(5)	75,157	$9.95	3/12/34	—		—
	3/12/24	—		—	—	—	37,580	(11)	$229,614
	7/19/24	—		—	—	—	25,001	(12)	$152,756
	7/19/24	—		—	—	—	54,999	(13)	$336,044
	10/2/24	23,125	(6)	346,875	$14.40	10/2/34	—		—
	10/2/24	—		—	—	—	185,000	(14)	$1,130,350
Misbah Tahir	1/3/19	120,097	(7)	—	$1.39	1/3/29	—		—
	3/12/22	51,562	(3)	23,438	$17.11	3/12/32	—		—
	3/12/22	—		—	—	—	6,250	(9)	$38,188
	4/4/23	22,968	(4)	29,532	$12.86	4/4/33	—		—
	4/4/23	—		—	—	—	19,688	(10)	$120,294
	3/12/24	17,343	(5)	75,157	$9.95	3/12/34	—		—
	3/12/24	—		—	—	—	37,580	(11)	$229,614
	7/19/24	—		—	—	—	2,222	(12)	$13,576
	7/19/24	—		—	—	—	33,111	(13)	$202,308
	11/18/24	—		—	—	—	66,667	(15)	$407,335
Lisa L. Decker, Ph.D.	3/12/22	30,937	(3)	14,063	$17.11	3/12/32	—		—
	3/12/22	—		—	—	—	3,750	(9)	$22,913
	4/4/23	14,218	(4)	18,282	$12.86	4/4/33	—		—
	4/4/23	—		—	—	—	12,188	(10)	$74,469
	3/12/24	10,781	(5)	46,719	$9.95	3/12/34	—		—
	3/12/24	—		—	—	—	23,361	(11)	$142,736
	7/19/24	—		—	—	—	3,334	(12)	$20,371
	7/19/24	—		—	—	—	16,666	(13)	$101,829
Fred Schwarzer	12/21/18	158,888	(7)	—	$1.39	12/21/28	—		—
	2/18/19	125,845	(7)	—	$1.39	2/18/29	—		—
	2/5/20	150,000	(7)	—	$40.27	2/5/30	—		—
	2/19/21	119,791	(8)	5,209	$91.50	2/19/31	—		—
	3/12/22	240,625	(3)	109,375	$17.11	3/12/32	—		—
	4/4/23	59,062	(4)	75,938	$12.86	4/4/33	—		—
	4/4/23	—		—	—	—	50,625	(10)	$309,319
	3/12/24	46,031	(5)	199,469	$9.95	3/12/34	—		—
	3/12/24	—		—	—	—	99,736	(11)	$609,387
Bruce Keyt, Ph.D.	3/10/15	264	(7)	—	$0.93	3/10/25	—		—
	1/16/17	90,793	(7)	—	$1.00	1/16/27	—		—
	2/1/19	96,275	(7)	—	$1.39	2/1/29	—		—
	3/12/22	51,562	(3)	23,438	$17.11	3/12/32	—		—
	3/12/22	—		—	—	—	6,250	(9)	$38,188
	4/4/23	22,968	(4)	29,532	$12.86	4/4/33	—		—
	4/4/23	—		—	—	—	19,688	(10)	$120,294
	3/12/24	17,343	(5)	75,157	$9.95	3/12/34	—		—
	3/12/24	—		—	—	—	37,580	(11)	$229,614
	7/19/24	—		—	—	—	2,778	(12)	$16,974
	7/19/24	—		—	—	—	43,888	(13)	$268,156
Chris H. Takimoto, M.D., Ph.D., F.A.C.P.	3/12/22	46,875	(7)	—	$17.11	3/12/32	—		—
	4/4/23	19,687	(7)	—	$12.86	4/4/33	—		—
	3/12/24	11,562	(7)	—	$9.95	3/12/34	—		—

(1)
The unvested portion of these awards are also subject to vesting acceleration under certain circumstances, as is more fully described below under “—Potential Payments upon Termination or Change in Control.”

(2)
Market value of shares is calculated based on the closing price of our common stock on December 31, 2024, the last trading day in 2024, which was $6.11.
(3)
1/48th of the shares subject to the option vest monthly beginning on April 12, 2022, subject to continued service through each such vesting date.
(4)
1/48th of the shares subject to the option vest monthly beginning on April 12, 2023, subject to continued service through each such vesting date.
(5)
1/48th of the shares subject to the option vest monthly beginning on April 12, 2024, subject to continued service through each such vesting date.
(6)
1/48th of the shares subject to the option vest monthly beginning on October 30, 2024, subject to continued service through each such vesting date.
(7)
The shares subject to the option were fully vested as of December 31, 2024.
(8)
1/48th of the shares subject to the option vest monthly beginning on March 19, 2021, subject to continued service through each such vesting date.
(9)
1/4th of the shares subject to the RSU grant vest on each of March 13, 2023, March 12, 2024, March 12, 2025, and March 12, 2026, subject to continued service through each vesting date.
(10)
1/4th of the shares subject to the RSU grant vest on each of March 12, 2024, March 12, 2025, March 12, 2026, and March 12, 2027, subject to continued service through each such vesting date.
(11)
1/16th of the RSUs vest on June 12, 2024 and each three-month anniversary thereafter, subject to continued service through each such vesting date.
(12)
One-half of the RSUs vest on January 19, 2026 and 1/12th of the RSUs vest each three-month anniversary thereafter, subject to continued service through each such vesting date. These RSUs were granted in connection with our Option Exchange Program.
(13)
One-half of the RSUs vest on July 19, 2025 and 1/8th of the RSUs vest each three-month anniversary thereafter, subject to continued service through each such vesting date. These RSUs were granted in connection with our Option Exchange Program.
(14)
1/3rd of the RSUs vest on November 12, 2026 and 1/12th of the RSUs shall vest each three-month anniversary thereafter, subject to continued service through each such vesting date.
(15)
One-half of the RSUs vest on each of January 12, 2026 and January 11, 2027, subject to continued service through each such vesting date.

Grant of Certain Equity Awards Close in Time to the Release of Material Nonpublic Information

Our board of directors and compensation committee do not take material nonpublic information into account when determining the timing and terms of any stock option grant. The timing of any stock option grants to recipients in connection with new hires, promotions or other non-routine grants is tied to the event giving rise to the award (such as an employee’s commencement of employment or promotion effective date). We have not timed the disclosure of material nonpublic information for the purpose of affecting the value of executive compensation.

The following table provides information regarding the grant of a stock option to our principal executive officer within 4 business days prior to and 1 business day following the release of material nonpublic information during the year ended December 31, 2024.

Name	Grant Date	Number of Securities Underlying the Award	Exercise Price of the Award ($/Sh)	Grant Date Fair Value of the Award

Percentage Change in the Closing Market Price of the Securities Underlying the Award Between the Trading Day Ending Immediately Prior to the Disclosure of Material Nonpublic Information and the Trading Day Beginning Immediately Following the Disclosure of Material Nonpublic Information

Mary Beth Harler, M.D.	10/2/24	370,000	$14.40	$4,266,322	7.01%

Employment Arrangements

Mary Beth Harler, M.D.

In October 2024, we entered into an employment agreement with Mary Beth Harler, our Chief Executive Officer. The employment agreement has no specific term and provides that Dr. Harler is an at-will employee. The employment agreement supersedes all existing agreements and understandings that Dr. Harler may have concerning her employment relationship with us. The employment letter also provides Dr. Harler with severance and change in control benefits pursuant to our Change in Control and Severance Policy described below. Dr. Harler’s annual base salary was $640,000 for 2024 and was subsequently increased to $667,345, effective January 1, 2025. She is currently eligible for an annual target cash incentive payment equal to 55% of her annual base salary.

Misbah Tahir

In August 2019, we entered into a confirmatory employment letter with Misbah Tahir, our Chief Financial Officer. The employment letter has no specific term and provides that Mr. Tahir is an at-will employee. The employment letter supersedes all existing agreements and understandings that Mr. Tahir may have concerning his employment relationship with us. The employment letter also provides Mr. Tahir with severance and change in control benefits pursuant to our Change in Control and Severance Policy described below. Mr. Tahir’s annual base salary was $498,726 for 2024 and was subsequently increased to $523,662, effective January 1, 2025. He is currently eligible for an annual target cash incentive payment equal to 45% of his annual base salary.

Lisa L. Decker, Ph.D.

In February 2021, we entered into an employment agreement with Lisa Decker, our Chief Business Officer. The employment agreement has no specific term and provides that Dr. Decker is an at-will employee. The employment agreement also provides Dr. Decker with severance and change in control benefits pursuant to our Change in Control and Severance Policy described below. Dr. Decker’s annual base salary was $463,146 for 2024 and was subsequently increased to $486,303, effective January 1, 2025. She is currently eligible for an annual target cash incentive payment equal to 40% of her annual base salary.

Fred Schwarzer

In August 2019, we entered into a confirmatory employment letter with Fred Schwarzer, our former Chief Executive Officer and President. The employment letter had no specific term and provided for Mr. Schwarzer’s at-will employment. The employment letter also provided Mr. Schwarzer with severance and change in control benefits pursuant to our Change in Control and Severance Policy described below. Mr. Schwarzer’s annual base salary was $672,669 for 2024.

In September 2024, we entered into a transition and consulting agreement with Mr. Schwarzer, in connection with his resignation as Chief Executive Officer, President and a member of our board of directors (the Schwarzer Consulting Agreement). Mr. Schwarzer will be paid $28,030 for each one-month period in which he is available to provide consulting services, and $5,500 per month for 18 months to facilitate health care continuation coverage. Each of Mr. Schwarzer’s outstanding equity awards that would have been eligible to vest based on service during the period in which the Schwarzer Consulting Agreement is in effect will continue to vest during such period pursuant to the terms and conditions of the 2018 Plan. The Schwarzer Consulting Agreement provides for certain benefits payable to Mr. Schwarzer upon certain qualifying terminations of service, as described below.

Bruce Keyt, Ph.D.

In August 2019, we entered into a confirmatory employment letter with Bruce Keyt, our Chief Scientific Officer. The employment letter has no specific term and provides that Dr. Keyt is an at-will employee. The employment letter supersedes all existing agreements and understandings that Dr. Keyt may have concerning his employment relationship with us. The employment letter also provides Dr. Keyt with severance and change in control benefits pursuant to our Change in Control and Severance Policy described below. Dr. Keyt’s annual base salary was $511,813 for 2024.

In October 2024, we entered into a transition and consulting agreement with Dr. Keyt, in connection with his resignation as Chief Scientific Officer (the Keyt Consulting Agreement). Dr. Keyt will be paid $21,326 for each one-month period in which he is available to provide consulting services, and $5,500 per month for 18 months to facilitate health care continuation coverage, provided that all such payments would cease if his service was terminated for cause. Each of Dr. Keyt’s outstanding equity awards that would have been eligible to vest based on service during the period in which the Keyt Consulting Agreement is in effect will continue to vest during such period pursuant to the terms and conditions of the 2018 Plan. The Keyt Consulting Agreement provides for certain benefits payable to Dr. Keyt upon certain qualifying terminations of service, as described below.

Chris H. Takimoto, M.D., Ph.D., F.A.C.P.

In July 2021, we entered into an employment agreement with Chris Takimoto, our former Chief Medical Officer. The employment agreement had no specific term and provided for Dr. Takimoto’s an at-will employment. The employment agreement also provided Dr. Takimoto with severance and change in control benefits pursuant to our Change in Control and Severance Policy described below. Dr. Takimoto’s annual base salary was $505,903 for 2024. Dr. Takimoto resigned as our Chief Medical Officer, effective October 1, 2024.

Potential Payments upon Termination or Change in Control

Severance Policy

In order to recruit and maintain a stable and effective management team, our compensation committee believes it is appropriate and necessary to provide assurance of certain severance and change in control benefits approved by the compensation committee, in consultation with Aon. We previously entered into participation agreements under our Change in Control and Severance Policy (the Severance Policy) with each of our named executive officers that provide for the severance and change in control benefits described below. Upon the termination of Mr. Schwarzer’s employment in September 2024 and the termination of each of Dr. Keyt’s and Dr. Takimoto’s employment in October 2024, each ceased to be eligible to participate in the Severance Policy.

Our board of directors has approved the following change in control and severance benefits for our current executive officers and other key employees (collectively, participants) pursuant to the Severance Policy. Unless sooner terminated by our board of directors or compensation committee or by the consent of an impacted participant, the Severance Policy had an initial term of three years, subject to potential extension upon the occurrence of certain events set forth in the Severance Policy. The Severance Policy was amended in April 2023 to provide that, following the conclusion of its initial term, the Severance Policy would automatically extend for an additional one year term on each successive anniversary of its effective date, provided that our board of directors or compensation committee may provide that the Severance Policy will not renew and will terminate upon the conclusion of the applicable one year term by providing notice to all affected participants at least 60 days prior to the applicable renewal date.

The Severance Policy provides that if we terminate a participant’s employment outside of the period beginning three months prior to and ending 12 months after a “change in control” (as defined in the Severance Policy) (such period, the change in control period) other than for “cause” (as generally defined in the Severance Policy), death or disability (or, in the case of Dr. Harler, if Dr. Harler terminates her employment due to a “constructive termination” (as defined in the Severance Policy)), the participant will receive the following:

•
a lump sum payment equal to nine months’ base salary (12 months for Dr. Harler); and
•
a lump sum payment equal to nine months of COBRA premiums (12 months for Dr. Harler).

The Severance Policy provides that if a participant’s employment is terminated during the change in control period either by us other than for cause, death or disability or by the participant due to a “constructive termination”, the participant will receive the following:

•
a lump sum payment equal to 12 months’ base salary (18 months for Dr. Harler);
•
100% acceleration of unvested time-based equity awards;
•
a lump sum payment equal to the participant’s pro-rata target annual bonus for the year of termination plus 100% of the participant’s target annual bonus for the year of termination (150% for Dr. Harler); and
•
a lump sum payment equal to 12 months of COBRA premiums (18 months for Dr. Harler).

The Severance Policy also provides that if in connection with a change in control, a participant’s then-unvested time-based equity awards are not assumed or replaced or substituted with an equivalent award by the acquiror or successor corporation, then 100% of such equity awards will immediately vest and become exercisable (if applicable).

The Severance Policy provides that if we discover after a participant’s receipt of payments or benefits under the Severance Policy that grounds for the termination of the participant’s employment for cause existed, then the participant will not receive any further payments or benefits under the Severance Policy and, to the extent permitted under applicable laws, will be required to repay to us any payments or benefits he or she received under the Severance Policy (or any financial gain derived from such payments or benefits).

In addition, the Severance Policy provides that if any payments or benefits received by a participant under the Severance Policy or otherwise would constitute “parachute payments” within the meaning of Section 280G of the Internal Revenue Code of 1986 (the Code) and be subject to excise taxes imposed by Section 4999 of the Code, such amount will either be delivered in full or reduced so as not to be subject to excise taxation, whichever amount results in the higher after-tax payment to the participant. The Severance Policy does not require us to provide any tax gross-ups.

To receive the severance described above, the participant must sign and not revoke our standard separation agreement and release of claims within the timeframe that is set forth in the Severance Policy. Except for provisions providing for accelerated vesting of a participant’s performance-based equity awards upon a termination either by us other than for cause, death or disability or by the participant due to a constructive termination, the Severance Policy supersedes any provisions in a participant’s offer letter or equity award agreement that provide for accelerated vesting upon certain terminations of employment.

Schwarzer Consulting Agreement

Pursuant to the Schwarzer Consulting Agreement, if Mr. Schwarzer’s service is terminated by us other than for Cause (as defined in the Schwarzer Consulting Agreement), subject to his execution of a release of claims in favor of us, Mr. Schwarzer will become eligible to receive (i) cash compensation which otherwise would be payable to Mr. Schwarzer under the Schwarzer Consulting Agreement through the second anniversary of its effectiveness (the Schwarzer Expected Term), and (ii) accelerated vesting of his outstanding awards of RSUs and options (which options will remain exercisable through the date that is 3 months following the end of the Schwarzer Expected Term, subject to the terms of the 2018 Plan and the applicable option agreement).

If Mr. Schwarzer is unable to provide services under the Schwarzer Consulting Agreement due to his death or disability, he (or his estate) will similarly become eligible to receive (i) a lump sum payment equal to the cash compensation which otherwise would be payable to Mr. Schwarzer under the Schwarzer Consulting Agreement through the Schwarzer Expected Term, and (ii) accelerated vesting of his outstanding awards of RSUs and options.

If Mr. Schwarzer voluntary terminates service under the Schwarzer Consulting Agreement, he will continue to receive cash compensation which otherwise would be payable to him under the Schwarzer Consulting Agreement through the Schwarzer Expected Term, but all future equity vesting will cease and his outstanding stock options will remain exercisable only through the date that is 3 months following such termination of service.

Keyt Consulting Agreement

Pursuant to the Keyt Consulting Agreement, if Dr. Keyt’s service is terminated by us other than for Cause (as defined in the Keyt Consulting Agreement), subject to his execution of a release of claims in favor of us, Dr. Keyt will become eligible to receive (i) cash compensation which otherwise would be payable to Dr. Keyt under the Keyt Consulting Agreement through the second anniversary of its effectiveness (the Keyt Expected Term), and (ii) accelerated vesting of his outstanding awards of RSUs and options (which options will remain exercisable through the date that is 3 months following the end of the Keyt Expected Term, subject to the terms of the 2018 Plan and the applicable option agreement).

If Dr. Keyt is unable to provide services under the Keyt Consulting Agreement due to his death or disability, he (or his estate) will similarly become eligible to receive (i) a lump sum payment equal to the cash compensation which otherwise would be payable to Dr. Keyt under the Keyt Consulting Agreement through the Keyt Expected Term, and (ii) accelerated vesting of his outstanding awards of RSUs and options.

If Dr. Keyt voluntary terminates service under the Keyt Consulting Agreement, he will continue to receive cash compensation which otherwise would be payable to him under the Keyt Consulting Agreement through the Keyt Expected Term, but all future equity vesting will cease and his outstanding stock options will remain exercisable only through the date that is 3 months following such termination of service.

Executive Incentive Compensation Plan

In August 2019, our board of directors adopted an Executive Incentive Compensation Plan (the Bonus Plan). The Bonus Plan is administered by a committee appointed by our board of directors. Unless and until our board of directors determines otherwise, our compensation committee is the administrator of the Bonus Plan. The Bonus Plan allows our compensation committee to provide cash incentive awards to selected employees, including our named executive officers, determined by our compensation committee, based upon performance goals established by our compensation committee. Our compensation committee, in its sole discretion, establishes a target award for each participant under the Bonus Plan, which may be expressed as a percentage of the participant’s average annual base salary for the applicable performance period, a fixed dollar amount, or such other amount or based on such other formula as our compensation committee determines to be appropriate.

Under the Bonus Plan, our compensation committee determines the performance goals applicable to awards, which goals may include, without limitation: (i) research and development, (ii) regulatory milestones or regulatory-related goals, (iii) gross margin, (iv) financial milestones, (v) new product or business development, (vi) operating margin, (vii) product release timelines or other product release milestones, (viii) publications, (ix) cash flow, (x) cash position, (xi) procurement, (xii) savings, (xiii) internal structure, (xiv) leadership development, (xv) project, function or portfolio-specific milestones, (xvi) partnering, license or research collaboration agreements, (xvii) capital raising, (xviii) initial public offering preparations, (xix) patentability, (xx) revenue, (xxi) revenue growth, (xxii) stock price, and (xxiii) individual objectives such as peer reviews or other subjective or objective criteria. As determined by our compensation committee, the performance goals may be based on GAAP or non-GAAP results and any actual results may be adjusted by our compensation committee for one-time items or unbudgeted or unexpected items and/or payments of actual awards under the Bonus Plan when determining whether the performance goals have been met. The goals may be on the basis of any factors our compensation committee determines relevant, and may be on an individual, divisional, business unit, segment or company-wide basis. Any criteria used may be measured on such basis as our compensation committee determines. The performance goals may differ from participant to participant and from award to award. Our compensation committee also may determine that a target award or a portion thereof will not have a performance goal associated with it but instead will be granted (if at all) in the compensation committee’s sole discretion.

All of the Company’s named executive officers participated in its annual cash incentive compensation program for 2024 (2024 Bonus Plan), which provided them with an opportunity to receive formula-based incentive amounts. These named executive officers’ target bonus opportunities under the 2024 Bonus Plan are expressed as a percentage of each named executive officer’s annual base salary. For 2024, the target bonus opportunity was 55% for Dr. Harler, 45% for Mr. Tahir, 40% for Dr. Decker, 55% Mr. Schwarzer, 45% for Dr. Keyt and 45% for Dr. Takimoto. Due to their terminations of employment in 2024, Mr. Schwarzer, Dr. Keyt and Dr. Takimoto were ineligible to receive a bonus under the 2024 Bonus Plan.

For 2024, the performance metrics for which achievement was measured to determine bonuses included corporate performance goals (including advancement of our research and development programs) and individual performance goals(other than in the case of Dr. Harler, whose bonus was measured solely against corporate performance goals).

The amounts in the Summary Compensation Table under the column “Non-equity incentive plan compensation” are based on the named executive officer’s target bonus amount multiplied by the achievement percentage set by our compensation committee, consistent with the determinations under the applicable year’s bonus plan.

For 2024, Fred Schwarzer elected to receive his bonus under the 2023 Bonus Plan in the form of RSU Awards, as described above in the footnotes to the Summary Compensation Table.

401(k) Plan

We maintain a tax-qualified 401(k) retirement plan for all U.S. employees, including our named executive officers, who satisfy certain eligibility requirements, including requirements relating to age and length of service. Under our 401(k) plan, employees may elect to defer up to all eligible compensation, subject to applicable annual Code limits. In 2023, we started a matching program, whereby we match employee contributions at a rate of $1.00 for each dollar contribution, up to 3% of an eligible employee’s gross salary, and at the rate of $0.50 for each dollar contribution up to an additional 2% of an eligible employee’s gross salary; employees must contribute at least 5% of their gross salary to receive the full company matching contribution. We intend for our 401(k) plan to qualify under Section 401(a) and 501(a) of the Code so that contributions by employees to our 401(k) plan, and income earned on those contributions, are not taxable to employees until withdrawn from our 401(k) plan. The 401(k) plan also permits contributions to be made on a post-tax basis for those employees participating in the Roth 401(k) plan component.

Director Compensation

In connection with our initial public offering, our board of directors adopted, and our stockholders approved, a compensation policy for our non-employee directors. This policy was developed with input from our compensation committee’s independent compensation consultant, Aon, regarding practices and compensation levels at comparable companies. It is designed to attract, retain and reward non-employee directors. Our compensation committee, with input from Aon, has made adjustments to our non-employee director compensation program, most recently in February 2024 in an effort to provide competitive compensation opportunities for our non-employee directors.

Under the outside director compensation policy, each non-employee director receives cash and equity compensation for his or her services as a member of our board of directors, as described below. We also reimburse our non-employee directors for reasonable, customary and documented travel expenses to meetings of our board of directors or its committees.

The director compensation policy includes a maximum annual limit of $750,000 or, in the first year of a non-employee director’s service on our board of directors, $1,000,000, of cash compensation and equity awards that may be paid, issued or granted to a non-employee director in any fiscal year. For purposes of these limitations, the value of an equity award is based on its grant date fair value (determined in accordance with generally accepted accounting principles, or GAAP). Any cash compensation paid or equity awards granted to a person for his or her services as an employee, or for his or her services as a consultant (other than as a non-employee director), will not count for purposes of the limitation. The maximum limit does not reflect the intended size of any potential compensation or equity awards to our non-employee directors.

Cash Compensation

Under our outside director compensation policy, each non-employee director is paid an annual cash retainer of $40,000 and cash compensation based on role. In 2024, each non-employee director was entitled to receive the following cash compensation for his or her services under the policy:

•
$35,000 per year for service as chair of the board of directors;
•
$20,000 per year for service as chair of the audit committee;
•
$10,000 per year for service as a member of the audit committee;
•
$12,000 per year for service as chair of the compensation committee;
•
$6,000 per year for service as a member of the compensation committee;
•
$10,000 per year for service as chair of the corporate governance and nominating committee;
•
$5,000 per year for service as a member of the corporate governance and nominating committee;
•
$12,000 per year for service as chair of the research and clinical development committee; and
•
$6,000 per year for service as a member of the research and clinical development committee.

In addition, each non-employee director who serves on the board of directors of one of our majority owned subsidiaries will be eligible to earn an additional $40,000 in annual fees for each subsidiary board on which he or she serves (paid quarterly in arrears on a prorated basis, provided that the fees for the first quarter during which the non-employee serves on a subsidiary board will not be prorated).

Each non-employee director who serves as a committee chair receives only the additional annual cash fee as the chair of the committee, and not the additional annual fee as a member of the committee. All cash payments to non-employee directors are paid quarterly in arrears on a prorated basis.

Each non-employee director may elect on an annual basis to convert 0%, 50% or 100% of his or her retainer cash compensation with respect to services to be performed in a future calendar quarter and otherwise scheduled to be paid following the completion of those services into a number of restricted stock units (RSUs and, such award, a Retainer Award) having a grant value equal to the aggregate amount of the elected percentage of the retainer cash compensation payable to such non-employee director under the policy for the applicable quarter (as determined on the applicable date of grant of such Retainer Award). The Retainer Awards are automatic and nondiscretionary and are granted on the last business day of each quarter with respect to the retainer cash compensation that would have been paid in such fiscal quarter. All RSUs underlying such Retainer Awards will be fully vested upon grant. The grant value for any Retainer Award is calculated based on the volume weighted average price of one share of our common stock over the fourth quarter of the year immediately preceding the year of the date of grant. Following the amendment of our outside director compensation policy in February 2024, our non-employee directors may make an irrevocable election to defer the delivery of the shares subject to any RSUs granted in respect of a Retainer Award, subject to the terms of our outside director compensation policy and a deferral election form.

Equity Compensation

Initial Options. Each person who first becomes a non-employee director after the effective date of the director compensation policy will be granted an initial award of a nonstatutory stock option (the Initial Option) to purchase shares of our common stock. Before the amendment of the policy in February 2024, each Initial Option covered a fixed number of 31,000 shares. From and after February 2024, each Initial Option will cover a fixed number of 58,800 shares of our common stock. The Initial Option will be scheduled to vest as to 1/3rd of the shares subject to the option on the first anniversary of the director’s commencement of service to us and 1/36th of the shares will vest each month thereafter, subject to continued service to us through each applicable vesting date. If the person was a member of our board of directors and also an employee, becoming a non-employee director due to termination of employment will not entitle the person to an Initial Option.

Annual Options. Each non-employee director automatically will receive, at the same time we make our annual equity awards to our executive officers, an annual award of a nonstatutory stock option (an Annual Option) to purchase shares of our common stock. Before the amendment of the policy in February 2024, each Annual Option covered a fixed number of 15,500 shares. From and after February 2024, each Annual Option will cover a fixed number of 29,400 shares. Each Annual Option will vest as to 1/12th of the shares subject to the option for each month of service after the date of the first annual meeting of our stockholders following the date of grant, and will vest in full on the earlier of (i) the twelve-month anniversary of the date of the first annual meeting of our stockholders following the date of grant or (ii) the date of the second regularly scheduled annual meeting of our stockholders that next follows the date of grant of the Annual Option, subject to continued service to us through the applicable vesting date. The term of each option granted under the policy will be 10 years, subject to earlier termination as provided in our Amended and Restated 2018 Omnibus Incentive Plan (the 2018 Plan). Each option granted under the policy will have an exercise price per share equal to 100% of the fair market value per share on the date of grant.

Change in Control. In the event of a “change in control” (as defined in the 2018 Plan), each non-employee director will fully vest in his or her outstanding company equity awards provided that the non-employee director continues to be a non-employee director through the date of such change in control.

Strohl Consulting Agreement

William Strohl, Ph.D. is party to the Strohl Consulting Agreement (as defined below) pursuant to which Dr. Strohl provides consulting services to support our antibody engineering and research strategy and execution. For additional information regarding the consulting agreement with Dr. Strohl, see the section titled “Certain Relationships, Related Party and Other Transactions—Strohl Consulting Agreement.”

2024 Compensation

Directors who are also our employees receive no additional compensation for their service as directors. Mr. Schwarzer and Dr. Harler were our only employee directors during 2024. See the section titled “Executive Compensation” for additional information about Mr. Schwarzer’s and Dr. Harler’s compensation.

The following table presents the total compensation each of our non-employee directors received during the year ended December 31, 2024. Other than as set forth in the table, we did not pay any compensation or grant any equity awards or other incentive awards to any of our non-employee directors in 2024.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Option Awards ($)(2)	All Other Compensation ($)	Total ($)
Felix J. Baker, Ph.D.	46,000	32,105	229,835	—	307,940
M. Kathleen Behrens, Ph.D.	71,000	49,565	229,835	—	350,400
Julie Hambleton, M.D.	62,000	—	229,835	—	291,835
Michael Lee	40,000	27,921	229,835	—	297,756
William Strohl, Ph.D.	52,000	1,132,500(3)	229,835	125,000(3)	1,539,335
Elizabeth H.Z. Thompson, Ph.D.	67,000	23,375	229,835	—	320,210
Christina Teng Topsøe	62,000	43,250	229,835	—	335,085
Jakob Haldor Topsøe	40,000	27,921	229,835	—	297,756

(1)
This column includes, for Dr. Baker, Dr. Behrens, Mr. Lee, Dr. Thompson, Ms. Topsøe and Mr. Topsøe, the aggregate incremental difference in fair value of RSU awards granted to the director in 2024 as Retainer Awards over the value of retainer cash compensation that certain directors elected to not receive in favor of such Retainer Awards, and for Dr. Strohl, the aggregate grant date fair value of the RSU awards granted to Dr. Strohl in 2024, computed in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 718, Compensation—Stock Compensation (Topic 718). These amounts do not reflect the actual economic value that may be realized by the director. See Note 10 to our financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2024 for a discussion of the assumptions made by us in determining the grant date fair value of the RSUs reported in this column. Dr. Baker, Dr. Behrens, Mr. Lee, Dr. Thompson, Ms. Topsøe, and Mr. Topsøe each elected to receive the applicable Retainer Awards in lieu of retainer cash compensation (in the amounts of $11,500, $17,750, $10,000, $8,375, $15,500, and $10,000, respectively, per quarter) pursuant to the terms of our director compensation policy.
(2)
This column reflects the aggregate grant date fair value of option awards granted to the director in 2024, computed in accordance with Topic 718. These amounts do not reflect the actual economic value that may be realized by the director. See Note 10 to our financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2024 for a discussion of the assumptions made by us in determining the grant date fair value of the options reported in this column.

(3)
Consists of compensation paid to Dr. Strohl in fiscal year 2024 for services provided to us by Dr. Strohl pursuant to the Strohl Consulting Agreement, as described in the section titled “Certain Relationships, Related Party and Other Transactions—Strohl Consulting Agreement.”

The following table lists all outstanding equity awards held by non-employee directors as of December 31, 2024:

		Option Awards					Stock Awards
Name	Date of Grant	Number of Securities Underlying Exercisable Options		Number of Securities Underlying Unexercisable Options	Option Exercise Price ($)	Option Expiration Date	Number of shares or units of stock that have not vested	Market value of shares or units of stock that have not vested ($)
Felix J. Baker, Ph.D.	2/19/21	6,423	(1)	—	91.50	2/19/31	—	—
	3/12/22	29,497	(1)	—	17.11	3/12/32	—	—
	4/4/23	15,500	(1)	—	12.86	4/4/33	—	—
	3/12/24	14,700	(2)	14,700	9.95	3/12/34	—	—
M. Kathleen Behrens, Ph.D.	1/20/19	15,132	(1)	—	1.39	1/20/29	—	—
	9/17/19	12,100	(1)	—	16.00	9/17/29	—	—
	2/5/20	10,000	(1)	—	40.27	2/5/30	—	—
	2/19/21	6,423	(1)	—	91.50	2/19/31	—	—
	3/12/22	29,497	(1)	—	17.11	3/12/32	—	—
	4/4/23	15,500	(1)	—	12.86	4/4/33	—	—
	3/12/24	14,700	(2)	14,700	9.95	3/12/34	—	—
Julie Hambleton, M.D.	9/17/19	12,100	(1)	—	16.00	9/17/29	—	—
	2/5/20	10,000	(1)	—	40.27	2/5/30	—	—
	2/19/21	6,423	(1)	—	91.50	2/19/31	—	—
	3/12/22	29,497	(1)	—	17.11	3/12/32	—	—
	4/4/23	15,500	(1)	—	12.86	4/4/33	—	—
	3/12/24	14,700	(2)	14,700	9.95	3/12/34	—	—
Michael Lee	9/17/19	12,100	(1)	—	16.00	9/17/29	—	—
	2/5/20	10,000	(1)	—	40.27	2/5/30	—	—
	2/19/21	6,423	(1)	—	91.50	2/19/31	—	—
	3/12/22	29,497	(1)	—	17.11	3/12/32	—	—
	4/4/23	15,500	(1)	—	12.86	4/4/33	—	—
	3/12/24	14,700	(2)	14,700	9.95	3/12/34	—	—
William Strohl, Ph.D.	12/22/18	15,132	(1)	—	1.39	12/22/28	—	—
	9/17/19	12,100	(1)	—	16.00	9/17/29	—	—
	2/5/20	10,000	(1)	—	40.27	2/5/30	—	—
	2/19/21	6,423	(1)	—	91.50	2/19/31	—	—
	3/12/22	29,497	(1)	—	17.11	3/12/32	—	—
	4/4/23	15,500	(2)	—	12.86	4/4/33	—	—
	3/12/24	14,700	(2)	14,700	9.95	3/12/34	—	—
	8/8/24	—		—	—	—	93,750(3)	$572,813
Elizabeth H.Z. Thompson, Ph.D.	10/3/23	11,960	(4)	19,040	6.71	10/3/33	—	—
	3/12/24	14,700	(2)	14,700	9.95	3/12/34	—	—
Christina Teng Topsøe	9/17/19	12,100	(1)	—	16.00	9/17/29	—	—
	2/5/20	10,000	(1)	—	40.27	2/5/30	—	—
	2/19/21	6,423	(1)	—	91.50	2/19/31	—	—
	3/12/22	29,497	(1)	—	17.11	3/12/32	—	—
	4/4/23	15,500	(1)	—	12.86	4/4/33	—	—
	3/12/24	14,700	(2)	14,700	9.95	3/12/34	—	—
Jakob Haldor Topsøe	9/17/19	12,100	(1)	—	16.00	9/17/29	—	—
	2/5/20	10,000	(1)	—	40.27	2/5/30	—	—
	2/19/21	6,423	(1)	—	91.50	2/19/31	—	—
	3/12/22	29,497	(1)	—	17.11	3/12/32	—	—
	4/4/23	15,500	(1)	—	12.86	4/4/33	—	—
	3/12/24	14,700	(2)	14,700	9.95	3/12/34	—	—

(1)
The shares subject to the option were fully vested as of December 31, 2024.
(2)
1/12th of the shares subject to the option vest each month following June 11, 2024 subject to continued service through each such vesting date. The shares subject to the option will be fully vested as of the earlier of (i) date of our 2025 annual meeting of stockholders and (ii) June 11, 2025.

(3)
1/8th of the shares subject to the RSU vest on each of August 15, 2024, October 31, 2024, January 31, 2025, April 30, 2025, July 31, 2025, October 31, 2025, January 31, 2026 and April 30, 2026, subject to Mr. Strohl continuing to provide consulting services to us through each such date.
(4)
1/3rd of the shares subject to the option vest on October 3, 2024, and 1/36th of the shares subject to the option vest monthly thereafter, subject to continued service through each such vesting date.

Compensation Committee Interlocks and Insider Participation

During 2024, Drs. Behrens and Thompson and Ms. Topsøe served on our compensation committee. None of the members of our compensation committee is currently, or has been at any time, one of our officers or employees. None of our executive officers currently serves, or has served during the past fiscal year, as a member of the board of directors or the compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of any entity that has one or more of its executive officers serving as a member of our board of directors or our compensation committee. Ms. Topsøe may be deemed to have an interest in certain transactions requiring disclosure under Item 404 of Regulation S-K under the Securities Act of 1933, as amended (the Securities Act). These transactions are disclosed in the section titled “Certain Relationships, Related Party and Other Transactions,” and such disclosure is incorporated by reference herein.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plan Information

The following table provides information as of December 31, 2024 with respect to shares of our common stock that may be issued under our existing equity compensation plans.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Restricted Stock Units and Rights (#)	Weighted Average Exercise Price of Outstanding Options and Rights ($)(1)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the first Column) (#)
Equity compensation plans approved by security holders
2010 Stock Plan (2)	111,592	$0.99	—
Amended and Restated 2018 Omnibus Incentive Plan (3)	7,967,826	$16.67	4,416,534
Amended and Restated 2019 Employee Stock Purchase Plan (4)	—	—	1,780,167
Equity compensation plans not approved by security holders
TOTAL	8,079,418	$16.36	6,196,701

(1)
Represents the weighted-average exercise price of outstanding options. Because RSUs do not have an exercise price, the weighted-average exercise price does not take into account outstanding RSUs.
(2)
Our board of directors adopted, and our stockholders approved, the 2010 Stock Plan, as amended and restated (the 2010 Plan). In connection with our initial public offering and the adoption of the 2018 Plan, we no longer grant awards under the 2010 Plan; however, all outstanding options issued pursuant to the 2010 Plan continue to be governed by their existing terms. Includes options to purchase 111,592 shares of our common stock outstanding under the 2010 Plan.
(3)
Our board of directors adopted, and our stockholders approved, the 2018 Plan. The 2018 Plan provides that the number of shares available for issuance under the 2018 Plan will be increased on the first day of each fiscal year beginning with the 2021 fiscal year, in an amount equal to the least of (i) 8,768,000 shares, (ii) four percent (4%) of the outstanding shares of voting and non-voting common stock on the last day of the immediately preceding fiscal year or (iii) such other amount as our board of directors may determine. Includes options to purchase 5,450,071 shares of our common stock and 2,517,755 shares underlying RSUs outstanding under our 2018 Plan.

Our board of directors adopted, and our stockholders approved, the 2019 Employee Stock Purchase Plan (the ESPP). The ESPP provides that the number of shares available for issuance under the ESPP will be increased on the first day of each fiscal year beginning with the 2021 fiscal year, in an amount equal to the least of (i) 560,000 shares, (ii) one percent (1%) of the outstanding shares of voting and non-voting common stock on the last day of the immediately preceding fiscal year or (iii) such other amount as may be determined by our board of directors.

Security Beneficial Ownership Information

The following table sets forth certain information with respect to the beneficial ownership of our common stock as of March 31, 2025 for:

•
each of our directors;
•
each of our named executive officers;
•
all of our current directors and executive officers as a group; and
•
each person or group known by us, based solely on our review of public filings, to be the beneficial owner of more than 5% of our voting common stock.

We have determined beneficial ownership in accordance with the rules of the SEC and the information is not necessarily indicative of beneficial ownership for any other purpose. Unless otherwise indicated below, to our knowledge, the persons and entities named in the table have sole voting and sole investment power with respect to all shares that they beneficially owned, subject to community property laws where applicable.

We have based our calculation of the percentage of beneficial ownership on 34,666,478 shares of our common stock outstanding and 25,386,983 shares of our non-voting common stock outstanding as of March 31, 2025. We have deemed shares of our common stock subject to stock options that are currently exercisable or exercisable within 60 days of March 31, 2025, to be outstanding and to be beneficially owned by the person holding the stock option for the purpose of computing the percentage ownership of that person. We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person.

Unless otherwise indicated, the address of each beneficial owner listed in the table below is c/o IGM Biosciences, Inc., 325 E. Middlefield Road, Mountain View, California 94043.

	Amount and Nature of Beneficial Ownership
	Voting Common Stock #		Non-Voting Common Stock #		% of Total Outstanding
Name of Beneficial Owner	Shares	%	Shares	%	Capital Stock
Greater than 5% Stockholders:
Topsøe Holding A/S (1)	10,400,564	30.0	5,044,295	19.9	25.7
Entities affiliated with Baker Bros. Advisors LP (2)	4,182,877	12.0	10,720,924	42.2	24.8
Entities affiliated with Redmile Group, LLC (3)	3,064,485	8.8	7,199,325	28.4	17.1
Invus Public Equities, L.P. (4)	3,330,422	9.6	—	—	5.5
Named Executive Officers:
Mary Beth Harler, M.D. (5)	200,220	*	—	—	*
Misbah Tahir (6)	262,272	*	—	—	*
Lisa L. Decker, Ph.D. (7)	91,964	*	—	—	*
Fred Schwarzer (8)	1,250,729	3.5	—	—	2.0
Bruce Keyt, Ph.D. (9)	423,520	1.2	—	—	*
Chris Takimoto, M.D., Ph.D, F.A.C.P. (10)	27,923	*	—	—	*
Non-Employee Directors:
Felix J. Baker, Ph.D (2)	4,182,877	12.0	10,720,924	42.2	24.8
M. Kathleen Behrens, Ph.D. (11)	526,666	1.5	—	—	*
Julie Hambleton, M.D. (12)	102,470	*	—	—	*
Michael Lee (13)	112,354	*	—	—	*
William Strohl, Ph.D. (15)	178,102	*	—	—	*
Elizabeth H.Z. Thompson, Ph.D. (15)	49,739	*	—	—	*
Christina Teng Topsøe (16)	10,563,785	30.4	5,044,295	19.9	25.9
Jakob Haldor Topsøe (17)	10,591,918	30.5	5,044,295	19.9	26.0
All current directors and executive officers as a group (11 persons) (18)	16,461,803	45.8	15,765,219	62.1	52.5

* Represents beneficial ownership of less than 1%.

# Our non-voting common stock is convertible subject to certain limitations at any time at the option of the holder into shares of our common stock on a share-for-share basis, such that each holder of non-voting common stock beneficially owns an equivalent number of shares of common stock. Amounts in the “Voting Column Stock” columns exclude shares of non-voting common stock to the extent that the convertibility of such shares into shares of voting common stock is limited by an ownership limitation. For more information, see “Certain Relationships, Related Party and Other Transactions—Sales of Securities and Related Transactions—2023 Follow-on Offering.”

(1)
Based solely on a Schedule 13D/A reporting beneficial ownership as of June 26, 2023, and filed with the SEC on July 19, 2023, the shares consist of 10,400,564 shares of our common stock and 5,044,295 shares of our non-voting common stock held by Topsøe Holding A/S. All shares are held directly by Topsøe Holding A/S. Mr. Jakob Haldor Topsøe, Ms. Christina Teng Topsøe, Ms. Anne Haugwitz-Hardenberg-Reventlow, Mr. Emil Øigaard, Mr. Thomas Schleicher and Ms. Birgitte Nielsen, members of the board of directors of Topsøe Holding A/S, and may be deemed to share voting and investment power with respect to the shares reported herein. Each of Mr. Jakob Haldor Topsøe, Ms. Christina Teng Topsøe, Ms. Anne Haugwitz-Hardenberg-Reventlow, Mr. Emil Øigaard, Mr. Thomas Schleicher and Ms. Birgitte Nielsen disclaims beneficial ownership of such shares, except to the extent of his or her pecuniary interest therein, if any. Mr. Jakob Haldor Topsøe and Ms. Christina Teng Topsøe are members of our board of directors. The address of Topsøe Holding A/S is Haldor Topsøes Allé 1, DK-2800 Kgs. Lyngby, Denmark.
(2)
Based solely on a Schedule 13D/A reporting beneficial ownership as of, and filed with the SEC on, March 28, 2024, and subsequent Form 4s filed with the SEC, the shares consist of (i) 332,848 shares of our common stock and 834,707 shares of our non-voting common stock held by 667, L.P. (667), (ii) 3,739,162 shares of our common stock and 9,886,217 shares of our non-voting common stock held by Baker Brothers Life Sciences, L.P. (Life Sciences, and together with 667, the BBA Funds), (iii) 9,250 shares of our common stock issuable pursuant to options held by Dr. Kelvin Neu, a former employee of Baker Bros. Advisors LP (BBA) and a former member of our board of directors, that are exercisable within 60 days of March 31, 2025, (iv) 78,370 shares of our common stock issuable pursuant to options held by Felix J. Baker, a member of our board of directors, that are exercisable within 60 days of March 31, 2025, (iv) 12,102 shares of our common stock held directly by BBA and (v) 11,145 shares held directly by Felix J. Baker. BBA is the management company and investment adviser to the BBA Funds and has the sole voting and investment power with respect to the shares held by the BBA Funds. Baker Bros. Advisors (GP) LLC (BBA-GP) is the sole general partner of BBA. The managing members of BBA-GP are Julian C. Baker and Felix J. Baker. BBA-GP, Felix J. Baker and Julian C. Baker as managing members of BBA-GP, and BBA may be deemed to be beneficial owners of the shares directly held by the BBA Funds. BBA, BBA-GP, Julian C. Baker, Felix J. Baker and Dr. Neu disclaim beneficial ownership of such shares, except to the extent of their pecuniary interest therein, if any. Pursuant to the policies of BBA, Dr. Neu does not have any right to the pecuniary interest in the shares issuable pursuant to options held by him and the BBA Funds are entitled to an indirect proportionate pecuniary interest in such shares. This amount excludes pre-funded warrants to purchase 666,666 shares of our common stock held by entities affiliated with BBA, the exercise of which is currently limited pursuant to an ownership limitation, and therefore the shares of our capital stock issuable upon exercise of such pre-funded warrants are not deemed to be beneficially owned within 60 days of March 31, 2025. The business address of the entities listed herein is 860 Washington Street, 3rd Floor, New York, NY 10014.
(3)
Based solely on a Schedule 13D/A, reporting beneficial ownership as of June 26, 2023, and filed with the SEC on June 28, 2023, and subsequent Form 4s filed with the SEC and information from the beneficial owner, the shares consist of (i) 746,218 shares of our common stock and 211,554 shares of our non-voting common stock held by Redmile Capital Fund, LP, (ii) 1,243,635 shares of our common stock held by Redmile Capital Offshore Master Fund, Ltd., (iii) 119,713 shares of our common stock held by Redmile Capital Offshore Fund (ERISA), Ltd., (iv) 273,078 shares of our common stock and 103,927 shares of our non-voting common stock held by Redmile Capital Offshore II Master Fund, Ltd., (v) 292,533 shares of our common stock and 320,718 shares of our non-voting common stock held by Redmile Strategic Trading Sub, Ltd., (vi) 276,954 shares of our common stock and 181,006 shares of our non-voting common stock held by Redmile Strategic Long Only Trading Sub, Ltd., (vii) 1,513,225 shares of our non-voting common stock held by Redmile Biopharma Investments II, L.P., (viii) 4,868,895 shares of our non-voting common stock held by RedCo II Master Fund, L.P., (ix) 11,884 shares of our common stock held by Mr. Lee, and (x) 100,470 shares of our common stock subject to options to purchase shares of our common stock that are exercisable within 60 days of March 31, 2025 held by Mr. Lee. Redmile Group, LLC is the investment manager/adviser to each of the private investment vehicles and separately managed accounts listed in items (i) through (ix) (collectively, the Redmile Affiliates) and, in such capacity, exercises sole voting and investment power over all of the shares held by the Redmile Affiliates and may be deemed to be the beneficial owner of these shares. Jeremy C. Green serves as the managing member of Redmile Group, LLC and also may be deemed to be the beneficial owner of these shares. Pursuant to the policies of Redmile Group, LLC, Mr. Lee holds the shares held directly by him and the shares issuable pursuant to options held by him as a nominee on behalf, and for the sole benefit, of Redmile Group, LLC and has assigned all economic, pecuniary and voting rights in respect of such shares to Redmile Group, LLC. Redmile Group, LLC, Mr. Green and Mr. Lee each disclaim beneficial ownership of these shares, except to the extent of its or his pecuniary interest in such shares, if any. This amount excludes pre-funded warrants to purchase 667,666 shares of our common stock held entities affiliated with the Redmile Group, the exercise of which is currently limited pursuant to an ownership limitation, and therefore the shares of our capital stock issuable upon exercise of such pre-funded warrants are not deemed to be beneficially owned within 60 days of March 31, 2024. The business address of the entities listed herein is One Letterman Drive, Bldg D, Ste D3-300, San Francisco, CA 94129.
(4)
Based solely on a Schedule 13G/A, reporting beneficial ownership as of July 25, 2024, filed with the SEC on August 2, 2024, Invus Public Equities, L.P. (Invus Public Equities) directly holds the 3,330,422 shares of common stock. Invus Public Equities Advisors, LLC (Invus PE Advisors), as the general partner of Invus Public Equities, controls Invus Public Equities and, accordingly, may be deemed to beneficially own the shares held by Invus Public Equities. Invus Global Management, LLC (Global Management), as the managing member of Invus PE Advisors, controls Invus PE Advisors, and, accordingly, may be deemed to beneficially own the shares that Invus PE Advisors may be deemed to beneficially own. Siren, L.L.C. (Siren), as the managing member of Global Management, controls Global Management and, accordingly, may be deemed to beneficially own the shares that Global Management may be deemed to beneficially own. Mr. Raymond Debbane (Mr. Debbane), as the managing member of Siren, controls Siren and, accordingly, may be deemed to beneficially own the shares that Siren may be deemed to beneficially own. The address for Invus Public Equities, Invus PE Advisors, Global Management and Mr. Debbane is 750 Lexington Avenue, 30th Floor, New York, NY 10022. The address of Siren is c/o The Invus Group, 750 Lexington Avenue, 30th Floor, New York, NY 10022.
(5)
Consists of (i) 23,763 shares of our common stock held by Dr. Harler and (ii) 176,457 shares of our common stock issuable pursuant to options held by Dr. Harler that are exercisable within 60 days of March 31, 2025.

(6)
Consists of (i) 27,384 shares of our common stock held by Mr. Tahir and (ii) 234,888 shares of our common stock issuable pursuant to options held by Mr. Tahir that are exercisable within 60 days of March 31, 2025.
(7)
Consists of (i) 21,965 shares of our common stock held by Dr. Decker and (ii) 69,999 shares of our common stock issuable pursuant to options held by Dr. Decker that are exercisable within 60 days of March 31, 2025.
(8)
Consists of (i) 72,466 shares of our common stock held by Mr. Schwarzer, (ii) 196,718 shares of our common stock held by Fred M Schwarzer and Deborah R Schwarzer, Trustees of the Schwarzer Family Trust, and (iii) 981,545 shares of our common stock issuable pursuant to options held by Mr. Schwarzer that are exercisable within 60 days of March 31, 2025. The number of shares of our common stock beneficially owned is based on our records and Mr. Schwarzer’s response to a questionnaire provided to us by Mr. Schwarzer as of December 31, 2024.
(9)
Consists of (i) 116,882 shares of our common stock held by Dr. Keyt, (ii) 4,039 shares of our common stock held by Dr. Keyt’s spouse, (iii) 301,859 shares of our common stock issuable pursuant to options held by Dr. Keyt that are exercisable within 60 days of March 31, 2025, and (iv) 740 shares of our common stock issuable pursuant to options held by Dr. Keyt’s spouse that are exercisable within 60 days of March 31, 2025. The number of shares of our common stock beneficially owned is based on our records and Dr. Keyt’s response to a questionnaire provided to us by Dr. Keyt as of December 31, 2024.
(10)
Consists of 27,923 shares of our common stock held by Dr. Takimoto. The number of shares of our common stock beneficially owned is based on our records and Dr. Takimoto’s response to a questionnaire provided to us by Dr. Takimoto as of December 31, 2024.
(11)
Consists of (i) 20,751 shares of our common stock held by Dr. Behrens, (ii) 330,700 shares of our common stock held by the KBW 2005 Trust, for which Dr. Behrens serves as trustee, (iii) 29,807 shares of our common stock held by the Non-Exempt Trust for Patrick R. Wilsey Under the Alfred S. Wilsey, Jr. Revocable Trust, for which Dr. Behrens serves as a trustee, (iv) 29,806 shares of our common stock held by the Non-Exempt Trust for Shannon K. Wilsey Under the Alfred S. Wilsey, Jr. Revocable Trust, for which Dr. Behrens serves as a trustee, and (v) 115,602 shares of our common stock issuable pursuant to options held by Dr. Behrens that are exercisable within 60 days of March 31, 2025.
(12)
Consists of (i) 2,000 shares of our common stock held by Dr. Hambleton and (ii) 100,470 shares of our common stock issuable pursuant to options held by Dr. Hambleton that are exercisable within 60 days of March 31, 2025.
(13)
Consists of (i) 11,884 shares of our common stock held directly by Mr. Lee and (ii) 100,470 shares of our common stock issuable pursuant to options held by Mr. Lee that are exercisable within 60 days of March 31, 2025. Mr. Lee is a Co-Founder and Portfolio Manager at Redmile Group, LLC. Pursuant to the policies of Redmile Group, LLC, Mr. Lee holds the shares held directly by him and the shares issuable pursuant to options held by him as a nominee on behalf, and for the sole benefit, of Redmile Group, LLC and has assigned all economic, pecuniary and voting rights in respect of such shares to Redmile Group, LLC. Mr. Lee disclaims beneficial ownership of these shares, except to the extent of his pecuniary interest in such shares, if any. Mr. Lee’s business address is c/o Redmile Group, LLC, One Letterman Drive, Bldg D, Ste D3-300, San Francisco, CA 94129.
(14)
Consists of (i) 115,602 shares of our common stock issuable pursuant to options held by Dr. Strohl that are exercisable within 60 days of March 31, 2025, (ii) 46,875 shares of our common stock issuable within 60 days of March 31, 2025 pursuant to fully vested RSUs held by Dr. Strohl where settlement has been deferred, and (iii) 15,625 shares of our common stock issuable pursuant to RSUs held by Dr. Strohl, that will vest within 60 days of March 31, 2025.
(15)
Consists of (i) 6,502 shares of our common stock held by Dr. Thompson and (ii) 43,237 shares of our common stock issuable pursuant to options held by Dr. Thompson that are exercisable within 60 days of March 31, 2025.
(16)
Consists of (i) 40,919 shares of our common stock held by Ms. Topsøe, (ii) 9,800 shares of our common stock held by Pillarcater LLC, which is wholly owned by CT Foundation, a South Dakota trust (Ms. Topsøe being the sole manager of Pillarcater LLC and the sole beneficiary of CT Foundation) (iii) 10,400,564 shares of our common stock and 5,044,295 shares of our non-voting common stock held by Topsøe Holding A/S, identified in footnote 1 above, (iv) 100,470 shares of our common stock issuable pursuant to options held by Ms. Topsøe that are fully exercisable within 60 days of March 31, 2025, and (v) 12,032 shares of our common stock issuable within 60 days of March 31, 2025 pursuant to fully vested RSUs held by Ms. Topsøe where settlement has been deferred. Ms. Topsøe is a member of the board of directors of Topsøe Holding A/S and may be deemed to share voting and investment power with respect to the shares held by Topsøe Holding A/S. Ms. Topsøe disclaims beneficial ownership of such shares, except to the extent of her pecuniary interest therein, if any.
(17)
Consists of (i) 90,884 shares of our common stock held by Mr. Topsøe, (ii) 10,400,564 shares of our common stock and 5,044,295 shares of our non-voting common stock held by Topsøe Holding A/S, identified in footnote 1 above, and (iii) 100,470 shares of our common stock issuable pursuant to options held by Mr. Topsøe that are fully exercisable within 60 days of March 31, 2025. Mr. Topsøe is a member of the board of directors of HTH and may be deemed to share voting and investment power with respect to the shares held by Topsøe Holding A/S. Mr. Topsøe disclaims beneficial ownership of such shares, except to the extent of his pecuniary interest therein, if any.
(18)
Consists of (i) 15,141,986 shares of our common stock held directly or indirectly by our directors and executive officers, (ii) 15,765,219 shares of our non-voting common stock held by our directors, (iii) 1,245,285 shares of our common stock issuable pursuant to options held by our directors and executive officers that are exercisable within 60 days of March 31, 2025, (iv) 58,907 shares of our common stock issuable within 60 days of March 31, 2025 pursuant to fully vested RSUs held by our directors and executive officers where settlement has been deferred, and (v) 15,625 shares of our common stock issuable pursuant to RSUs held by our directors and executive officers that will vest within 60 days of March 31, 2025. This amount excludes pre-funded warrants to purchase 1,334,332 shares of our common stock held directly or indirectly by our directors and executive officers.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

We describe below transactions and series of similar transactions, since the beginning of January 1, 2023, to which we were a party or will be a party, in which:

•
the amounts involved exceeded or will exceed $120,000; and
•
any of our directors, executive officers or beneficial holders of more than 5% of our outstanding capital stock, or any immediate family member of, or person sharing the household with, any of these individuals or entities (each, a related person), had or will have a direct or indirect material interest.

Strohl Consulting Agreement

On August 8, 2024, we entered into a consulting agreement (the Strohl Consulting Agreement) with William Strohl, Ph.D., a member of our board of directors, pursuant to which Dr. Strohl provides consulting services to support our antibody engineering and research strategy and execution. Pursuant to the Strohl Consulting Agreement, Dr. Strohl is paid $62,500 for each three-month period in which he provides services to us. Dr. Strohl also received additional cash compensation in the amount of $62,500 on August 15, 2024 in recognition of the services he provided to the Company from May 1, 2024 to July 31, 2024, including for services provided in advance of the Strohl Consulting Agreement becoming effective. In connection with the Strohl Consulting Agreement, we also granted Dr. Strohl an award of RSUs under the 2018 Plan covering 125,000 shares of our common stock. One-eighth of the RSUs vest on August 15, 2024, October 31, 2024, January 31, 2025, April 30, 2025, July 31, 2025, October 31, 2025, January 31, 2026 and April 30, 2026, provided that Dr. Strohl continues to provide consulting services pursuant to the Strohl Consulting Agreement through such date. The Strohl Consulting Agreement terminates on April 30, 2026, unless terminated earlier pursuant to the terms of the Strohl Consulting Agreement.

Sales of Securities and Related Transactions

2023 Follow-on Offering

On June 26, 2023, Baker Brothers Life Sciences L.P. and 667, L.P. (together, Baker Brothers), Topsøe Holding A/S, and Invus Public Equities, L.P. purchased an aggregate of 9,000,000 shares of our non-voting common stock at a price to the public of $8.00 per share, each in connection with an underwritten public offering (the 2023 Offering). The settlement of 5,625,000 shares of the non-voting stock purchased in the 2023 Offering occurred on July 3, 2023. The non-voting common stock is convertible into shares of our common stock on a 1:1 basis at the holder’s election, provided that as a result of such conversion, such holder, together with its affiliates and any members of a Schedule 13(d) group with such holder, would not beneficially own in excess of 4.99% of our common stock immediately prior to and following such conversion, unless otherwise as expressly provided for in our amended and restated certificate of incorporation. Any holder of non-voting common stock may increase or decrease this ownership limitation (as it applies to such holder) upon 61 days’ prior written notice to us, and may decrease the ownership limitation at any time upon providing written notice of such election to us.

2023 Private Placement

On June 26, 2023 and in connection with the 2023 Offering, entities affiliated with Redmile Group, LLC purchased an aggregate of 2,812,500 shares of our non-voting common stock at a purchase price of $8.00 per share in a private placement. The non-voting common stock is convertible into shares of our common stock on a 1:1 basis at the holder’s election, provided that as a result of such conversion, such holder, together with its affiliates and any members of a Schedule 13(d) group with such holder, would not beneficially own in excess of 4.99% of our common stock immediately prior to and following such conversion, unless otherwise as expressly provided for in our amended and restated certificate of incorporation. Any holder of non-voting common stock may increase or decrease this ownership limitation (as it applies to such holder) upon 61 days’ prior written notice to us, and may decrease the ownership limitation at any time upon providing written notice of such election to us.

Nominating Agreements

On June 28, 2019, we entered into nominating agreements (the Nominating Agreements) with each of (i) Topsøe Holding A/S, (ii) Baker Brothers and (iii) Redmile Biopharma Investments II, L.P., RAF, L.P. and Redmile Strategic Master Fund, LP (together, Redmile) (each, an Investor) to provide certain rights with respect to their ability to designate members of our board of directors (the Investor Designees).

Pursuant to the Nominating Agreement entered into with Topsøe Holding A/S, a holder of more than 5% of our outstanding capital stock, during the period beginning at the completion of this offering until the earliest of: (i) the twelfth anniversary of the date of the completion of our initial public offering; (ii) such time as Topsøe Holding A/S and its affiliates no longer beneficially own at least 1,134,919 shares of our capital stock; (iii) following the third year anniversary of the our initial public offering, (a) with respect to one of its two Investor Designees, such time as Topsøe Holding A/S holds less than 20% of our as-converted securities, and (b) with respect to both of its Investor Designees, such time as Topsøe Holding A/S holds less than 5% of our as-converted securities; or (iv) the consummation of a Deemed Liquidation (as defined in our amended and restated certificate of incorporation), we will have the obligation to support the nomination of, and to cause our board of directors to include in the slate of nominees recommended to our stockholders for election, two Investor Designees of Topsøe Holding A/S.

Pursuant to the Nominating Agreements entered into with each of Baker Brothers and Redmile, during the period beginning at the completion of this offering until the earliest of: (i) the twelfth anniversary of the date of the completion of our initial public offering; (ii) such time as (a) in the case of Baker Brothers, the Investor and its affiliates no longer beneficially own at least 1,134,919 shares of our capital stock, or (b) in the case of Redmile, the Investor and its affiliates no longer beneficially own at least 945,765 shares of our capital stock; (iii) following the third anniversary of the completion of our initial public offering, such time as each of Baker Brothers or Redmile and their respective affiliates, respectively, holds less than 5% of our as-converted securities; and (iv) the consummation of a Deemed Liquidation, we will have the obligation to support the nomination of, and to cause our board of directors to include in the slate of nominees recommended to our stockholders for election, one Investor Designee of each of Baker Brothers and Redmile.

The nomination of each Investor Designee shall be subject to the reasonable and good faith determination of a majority of our disinterested directors, after consultation with our outside legal counsel, that such Investor Designee is qualified to serve as a member of our board of directors under applicable laws, the rules of the Nasdaq, our amended and restated bylaws and any of our company policies. If an Investor Designee resigns from his or her seat on our board of directors or is removed or does not become a director for any reason, the vacancy will be filled by the election or appointment of another Investor Designee of the applicable Investor as soon as reasonably practicable, subject to compliance with applicable laws, rules and regulations.

Investors’ Rights Agreement

We are party to an investors’ rights agreement, as amended, with certain holders of our capital stock, including Topsøe Holding A/S, Baker Brothers and Redmile. Under our investors’ rights agreement, certain holders of our capital stock have the right to demand that we file a registration statement or request that their shares of our capital stock be covered by a registration statement that we are otherwise filing.

Registration Rights Agreements

On December 7, 2020, we entered into a registration rights agreement with each of Topsøe Holding A/S, Baker Brothers and Redmile (each, an RRA and collectively, the RRAs), pursuant to which we granted certain registration rights to these stockholders. These registration rights include the right to demand that we file with the SEC a Form S-3 registration statement covering the registration of their common stock for resale, as well as certain rights related to underwritten public offerings, subject to certain conditions. These registration rights require us to pay expenses relating to such registrations and indemnify these holders against certain liabilities.

Indemnification Agreements

Our amended and restated certificate of incorporation contains provisions limiting the liability of the members of our board of directors, and our amended and restated bylaws provide that we will indemnify each of our officers and the members of our board of directors to the fullest extent permitted under Delaware law, subject to certain specified exceptions. Our amended and restated certificate of incorporation and amended and restated bylaws also provide our board of directors with discretion to indemnify our employees and other agents when it determines to be appropriate. In addition, we have entered into an indemnification agreement with each of our executive officers and the members of our board of directors requiring us to indemnify them.

Related Party Transaction Policy

Our audit committee has the primary responsibility for reviewing and approving or disapproving “related party transactions,” which are transactions between us and related persons in which the aggregate amount involved exceeds or may be expected to exceed $120,000 and in which a related person has or will have a direct or indirect material interest. The charter of our audit committee provides that our audit committee shall review and approve in advance any related party transaction.

We have adopted a formal written policy providing that we are not permitted to enter into any transaction that exceeds $120,000 and in which any related person has a direct or indirect material interest without the consent of our audit committee. In approving or rejecting any such transaction, our audit committee is to consider the relevant facts and circumstances available and deemed relevant to our audit committee, including whether the transaction is on terms no less favorable than terms generally available to an unaffiliated third party under the same or similar circumstances and the extent of the related person’s interest in the transaction.

Item 14. Principal Accounting Fees and Services.

Fees Paid to the Independent Registered Public Accounting Firm

The following table presents fees for professional audit services and other services rendered to us by Deloitte for our fiscal years ended December 31, 2024 and 2023.

	2024	2023
Audit Fees (1)	$1,034,130	$1,070,738
Audit-Related Fees	—	—
Tax Fees (2)	—	42,000
All Other Fees	—	—
Total Fees	$1,034,130	$1,112,738

(1)
“Audit Fees” consist of fees billed for professional services rendered in connection with the audit of our annual financial statements, reviews of our quarterly financial statements for those fiscal years, reviews of offering documents and registration statements for our securities and the issuance of related comfort letters, and related services that are normally provided in connection with the foregoing.
(2)
“Tax Fees” consist of fees billed for professional services rendered by Deloitte for tax compliance, tax advice, and tax planning.

Auditor Independence

In our fiscal year ended December 31, 2024, there were no other professional services provided by Deloitte that would have required our audit committee to consider their compatibility with maintaining the independence of Deloitte & Touche LLP.

Audit Committee Policy on Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm

Our audit committee has established a policy governing our use of the services of our independent registered public accounting firm. Under the policy, our audit committee is required to pre-approve all audit and permissible non-audit services performed by our independent registered public accounting firm in order to ensure that the provision of such services does not impair such accounting firm’s independence. All fees paid to Deloitte for our fiscal years ended December 31, 2024 and 2023 were pre-approved by our audit committee.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)
The following documents were filed as a part of the Original 10-K:
(1)
Financial Statements

The financial statements filed as part of the Original 10-K were listed in the “Index to Financial Statements” under Part II, Item 8 of the Original 10-K.

(2)
Financial Statement Schedules

Financial statement schedules have been omitted in this Amendment because they are not applicable, not required under the instructions, or the information requested is set forth in the financial statements or related notes thereto.

(3)
Exhibits

The list of exhibits filed with this Amendment is set forth in the Exhibit Index preceding the signature page and is incorporated herein by reference or filed with this Amendment, in each case as indicated therein (numbered in accordance with Item 601 of Regulation S-K).

Item 16. Form 10-K Summary.

None.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of the Registrant, as amended	10-Q	001-39045	3.1	August 14, 2024

3.2	Amended and Restated Bylaws of the Registrant.	8-K	001-39045	3.1	March 21, 2023

4.1	Specimen common stock certificate of the Registrant.	10-K	001-39045	4.1	March 6, 2025

4.2	Amended and Restated Investor Rights Agreement, by and among the Registrant and certain of its stockholders, dated as of June 28, 2019.	S-1	333-233365	4.2	August 19, 2019

4.3	Description of Securities	10-K	001-39045	4.3	March 29, 2022

4.4	Form of Pre-Funded Warrant	8-K	001-39045	4.1	December 9, 2020

4.5	Form of Registration Rights Agreement, by and between the Registrant and certain securityholders.	8-K	001-39045	10.1	December 7, 2020

10.1+	Amended and Restated 2010 Stock Plan and forms of agreements thereunder.	S-1	333-233365	10.1	August 19, 2019

10.2+	2018 Omnibus Incentive Plan and forms of agreements thereunder.	S-1/A	333-233365	10.2	September 3, 2019

10.3+	Amended and Restated 2018 Omnibus Incentive Plan, amended June 23, 2023, and forms of agreements thereunder.	10-K	001-39045	10.3	March 6, 2025

10.4+	Amended and Restated 2019 Employee Stock Purchase Plan, amended October 30, 2023, and forms of agreements thereunder.	10-K	001-39045	10.4	March 7, 2024

10.5+	Form of Indemnification Agreement, by and between the Registrant and each of its directors and executive officers.	S-1/A	333-233365	10.5	September 3, 2019

10.6+	Confirmatory Employment Letter, by and between Fred Schwarzer and the Registrant, effective as of August 19, 2019.	S-1	333-233365	10.6	August 19, 2019

10.7+	Confirmatory Employment Letter, by and between Bruce Keyt and the Registrant, effective as of August 19, 2019.	S-1	333-233365	10.9	August 19, 2019

10.8+	Confirmatory Employment Letter, by and between Misbah Tahir and the Registrant, effective as of August 19, 2019.	S-1	333-233365	10.10	August 19, 2019

10.9+	Employment Agreement, by and between Lisa Decker and the Registrant, dated as of February 25, 2021.	10-Q	001-39045	10.1	May 6, 2021

10.10+	Employment Agreement by and between Chris Takimoto and the Registrant, dated as of July 29, 2021.	10-Q	001-39045	10.2	August 9, 2021

10.11+	Consulting Agreement, by and between the Registrant and William Strohl, Ph.D., dated August 8, 2024.	10-Q	001-39045	10.4	November 8, 2024

10.12+	Transition and Consulting Agreement, by and between the Registrant and Fred Schwarzer, dated September 30, 2024.	10-Q	001-39045	10.1	November 8, 2024

10.13+	Employment Agreement, by and between the Registrant and Mary Beth Harler, M.D., dated September 30, 2024.	10-Q	001-39045	10.2	November 8, 2024

10.14+	Transition and Consulting Agreement, by and between the Registrant and Bruce Keyt, dated October 1, 2024.	10-Q	001-39045	10.3	November 8, 2024

10.15+	Amended and Restated Change in Control and Severance Policy.	10-Q	001-39045	10.3	August 3, 2023

10.16+	Outside Director Compensation Policy (as amended and restated on February 26, 2024).	10-K	001-39045	10.12	March 7, 2024

10.17+	Executive Incentive Compensation Plan.	S-1	333-233365	10.13	August 19, 2019

10.18	Lease by and between Real Property Investments, LLC and the Registrant, dated February 27, 2019.	S-1	333-233365	10.14	August 19, 2019

10.19	Nominating Agreement, by and among 667, L.P., Baker Brothers Life Sciences, L.P. and the Registrant, dated as of June 28, 2019.	S-1	333-233365	10.15	August 19, 2019

10.20	Nominating Agreement, by and between Haldor Topsøe Holding A/S and the Registrant, dated as of June 28, 2019.	S-1	333-233365	10.16	August 19, 2019

10.21	Nominating Agreement, by and among Redmile Biopharma Investments II, L.P., RAF, L.P., Redmile Strategic Master Fund, LP and the Registrant, dated as of June 28, 2019.	S-1	333-233365	10.17	August 19, 2019

10.22	First Amendment to Lease between IGM Biosciences, Inc. and Real Property Investments, LLC effective July 1, 2021.	10-Q	001-39045	10.1	August 9, 2021

10.23*	Collaboration and License Agreement by and between the Registrant and Genzyme Corporation, dated March 28, 2022	8-K	001-39045	10.1	March 29, 2022

10.24	Common Stock Purchase Agreement, dated as of June 22, 2023, between the Registrant and RedCo II Master Fund, L.P.	8-K	001-39045	10.1	June 23, 2023

19.1	Insider Trading Policy and Guidelines with Respect to Certain Transactions in Securities.	10-K	001-39045	19.1	March 6, 2025

23.1	Consent of Independent Registered Public Accounting Firm.	10-K	001-39045	23.1	March 6, 2025

24.1	Power of Attorney.	10-K	001-39045	24.1	March 6, 2025

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	10-K	001-39045	32.1	March 6, 2025

32.2†	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	10-K	001-39045	32.2	March 6, 2025

97.1	Compensation Recovery Policy.	10-K	001-39045	97.1	March 7, 2024

101.INS	Inline XBRL Instance Document	10-K	001-39045	101.INS	March 6, 2025

101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents	10-K	001-39045	101.SCH	March 6, 2025

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)	10-K	001-39045	104	March 6, 2025

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

IGM Biosciences, Inc.

Date: April 29, 2025	By:	/s/ Mary Beth Harler
Mary Beth Harler, M.D.
Chief Executive Officer (Principal Executive Officer)