Form 10-Q
period 2025-03-31
IGM Biosciences, Inc.
filed 2025-05-13
CIK 1496323

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of May 6, 2025, the registrant had 34,728,093 shares of common stock, $0.01 par value per share, and 25,386,983 shares of non-voting common stock, $0.01 par value per share, outstanding.

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

In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will” or “would,” or the negative of these terms or other similar expressions. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about: the implementation of our strategic plans, including our expectations regarding the 2024 Restructuring (defined below) the January 2025 Restructuring (defined below), and the April 2025 Restructuring (defined below); our expectations regarding the evaluation of potential strategic alternatives and reorganization options and the impact of any such strategic alternatives or reorganization options, if any are executed; our ability to utilize our IgM antibody platform to generate product candidates if we decide to pursue any future product development efforts; our ability to advance product candidates into clinical trials if we decide to pursue any future product development efforts; whether, and for how long, we will rely on third parties to manufacture product candidates and to package, label, store and distribute our investigational product candidates if we decide to pursue any future product development efforts; our ability and the potential to successfully manufacture and supply product candidates if we decide to pursue any future product development efforts; potential business disruptions affecting drug discovery if we decide to pursue any future product development efforts; expectations regarding the termination of our collaboration agreement with Genzyme Corporation, a wholly owned subsidiary of Sanofi S. A. (Sanofi); future strategic arrangements and/or collaborations and the potential benefits of such arrangements; our expectations regarding the impact of macroeconomic conditions, such as inflation, supply chain disruptions and economic volatility; our expectations regarding the impact of health epidemics, such as the COVID-19 pandemic, and other catastrophic events; our anticipated use of our existing resources; our estimates regarding expenses, future revenue, capital requirements and needs for additional financing and our ability to obtain additional capital if we decide to pursue any future product development efforts; the sufficiency of our existing cash, cash equivalents, and marketable securities to fund our future operating expenses and capital expenditure requirements; our expectations regarding the impact of recently issued accounting standards; our ability to retain the continued service of our key personnel and to identify, hire and retain additional qualified professionals if we decide to pursue any future product development efforts; the scope of protection we are able to establish and maintain for intellectual property rights; our ability to contract with third-party suppliers and manufacturers and their ability to perform adequately if we decide to pursue any future product development efforts; if we decide to pursue any future product development efforts, developments relating to our competitors and our industry, including competing product candidates and therapies; and the ability of any future clinical trials to demonstrate the safety and efficacy of product candidates, and other positive results, if we decide to pursue any future product development efforts.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

IGM Biosciences, Inc.

Condensed Balance Sheets

(Unaudited)

(in thousands, except share and per share data)

	March 31,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$36,884	$26,495
Restricted cash	—	167
Marketable securities	115,228	157,292
Prepaid expenses and other current assets	8,930	9,666
Total current assets	161,042	193,620
Property, plant and equipment, net	16,224	32,509
Operating lease right-of-use assets	28,796	38,524
Other non-current assets	827	1,059
Total assets	$206,889	$265,712

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,300	$983
Accrued liabilities	17,129	26,883
Lease liabilities	7,017	7,121
Deferred revenue	2,752	2,651
Total current liabilities	28,198	37,638
Lease liabilities, non-current	36,944	38,065
Deferred revenue, non-current	140,871	141,471
Other liabilities, non-current	178	366
Total liabilities	206,191	217,540
Commitments and contingencies (Note 5)

Stockholders' equity:
Preferred stock, $0.01 par value; 200,000,000 shares authorized as of March 31, 2025 and December 31, 2024; no shares issued and outstanding as of March 31, 2025 and December 31, 2024	—	—
Common stock, $0.01 par value; 1,000,000,000 shares authorized as of March 31, 2025 and December 31, 2024; 34,671,252 and 34,263,707 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	346	342
Non-voting common stock, $0.01 par value; 200,000,000 shares authorized as of March 31, 2025 and December 31, 2024; 25,386,983 shares issued and outstanding as of March 31, 2025 and December 31, 2024	254	254
Additional paid-in-capital	1,069,942	1,064,454
Accumulated other comprehensive income	85	159
Accumulated deficit	(1,069,929)	(1,017,037)
Total stockholders’ equity	698	48,172
Total liabilities and stockholders’ equity	$206,889	$265,712

The accompanying notes are an integral part of these unaudited condensed financial statements.

IGM Biosciences, Inc.

Condensed Statements of Operations

(Unaudited)

(in thousands, except share and per share data)

	Three Months Ended
	March 31,
	2025	2024
Collaboration revenue	$499	$497

Operating expenses:
Research and development	22,337	43,815
General and administrative	11,049	10,538
Impairment of long-lived assets	21,889	—
Total operating expenses	55,275	54,353
Loss from operations	(54,776)	(53,856)

Other income:
Interest income	1,884	4,040
Total other income	1,884	4,040
Net loss	$(52,892)	$(49,816)

Net loss per share, basic and diluted	$(0.86)	$(0.83)
Weighted-average common shares outstanding, basic and diluted	61,162,762	60,114,409

The accompanying notes are an integral part of these unaudited condensed financial statements.

IGM Biosciences, Inc.

Condensed Statements of Comprehensive Loss

(Unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2025	2024
Net loss	$(52,892)	$(49,816)
Other comprehensive loss:
Unrealized loss on marketable securities	(74)	(279)
Comprehensive loss	$(52,966)	$(50,095)

The accompanying notes are an integral part of these unaudited condensed financial statements.

IGM Biosciences, Inc.

Condensed Statements of Stockholders’ Equity

(Unaudited)

(in thousands, except share amounts)

			Non-Voting		Additional	Accumulated Other		Total
	Common Stock		Common Stock		Paid-In-	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance—December 31, 2024	34,263,707	$342	25,386,983	$254	$1,064,454	$159	$(1,017,037)	$48,172
Exercise of stock options	5,264	—	—	—	5	—	—	5
Issuance of common stock for vested restricted stock units	402,281	4	—	—	(4)	—	—	—
Unrealized loss on marketable securities	—	—	—	—	—	(74)	—	(74)
Stock-based compensation expense	—	—	—	—	5,487	—	—	5,487
Net loss	—	—	—	—	—	—	(52,892)	(52,892)
Balance—March 31, 2025	34,671,252	$346	25,386,983	$254	$1,069,942	$85	$(1,069,929)	$698

Balance—December 31, 2023	33,180,749	$331	25,500,383	$255	$1,023,739	$151	$(821,242)	$203,234
Conversion of non-voting common stock into voting common stock	113,400	1	(113,400)	(1)	—	—	—	—
Exercise of stock options, net of shares withheld for taxes and exercise costs	113,314	1	—	—	191	—	—	192
Issuance of common stock for vested restricted stock units	156,439	2	—	—	(2)	—	—	—
Unrealized loss on marketable securities	—	—	—	—	—	(279)	—	(279)
Stock-based compensation expense	—	—	—	—	7,922	—	—	7,922
Net loss	—	—	—	—	—	—	(49,816)	(49,816)
Balance—March 31, 2024	33,563,902	$335	25,386,983	$254	$1,031,850	$(128)	$(871,058)	$161,253

The accompanying notes are an integral part of these unaudited condensed financial statements.

IGM Biosciences, Inc.

Condensed Statements of Cash Flows

(Unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(52,892)	$(49,816)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,272	2,176
Stock-based compensation expense	5,487	7,922
Purchase of net (premiums) discounts on marketable securities	(796)	1,132
Net accretion of discounts on marketable securities	(88)	(2,263)
Non-cash lease expense	1,106	1,416
Impairment of long-lived assets	21,889	—
Changes in assets and liabilities:
Prepaid expenses and other current assets	1,739	987
Other non-current assets	102	204
Accounts payable	347	2,648
Accrued liabilities	(9,773)	(6,631)
Lease liabilities, net	(1,225)	305
Deferred revenue	(499)	(497)
Other non-current liabilities	(188)	—
Net cash used in operating activities	(32,519)	(42,417)

Cash flows from investing activities:
Purchases of property, plant and equipment	(31)	(2,484)
Purchases of marketable securities	(14,433)	(54,789)
Proceeds from maturities and sales of marketable securities	57,200	65,924
Net cash provided by investing activities	42,736	8,651

Cash flows from financing activities:
Proceeds from exercise of stock options	5	191
Payment of deferred offering costs	—	(40)
Payment of employee taxes and exercise costs for shares withheld	—	1
Net cash provided by financing activities	5	152
Net increase (decrease) in cash, cash equivalents, and restricted cash	10,222	(33,614)

Cash, cash equivalents, and restricted cash
Beginning of period	26,662	113,112
End of period	$36,884	$79,498

Reconciliation of cash, cash equivalents, and restricted cash
Cash and cash equivalents	$36,884	$79,173
Restricted cash	—	325
Cash, cash equivalents, and restricted cash	$36,884	$79,498

Supplemental disclosure of non-cash investing and financing activities:
Right-of-use assets recognized in exchange for lease obligations	$—	$117
Unpaid amounts related to purchase of property, plant and equipment	$—	$1,100

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

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP), as defined by the Financial Accounting Standards Board (FASB), and applicable rules and regulations of the Securities and Exchange Commission (SEC) regarding interim financial reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP have been condensed or omitted, and accordingly the balance sheet as of December 31, 2024 has been derived from the audited financial statements at that date but does not include all of the information required by GAAP for complete financial statements. These unaudited interim condensed financial statements have been prepared on the same basis as the Company’s annual financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments which are necessary for a fair statement of the Company’s financial information. The interim results of operations for the three months ended March 31, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2025 or for any other interim period or for any other future year.

The accompanying interim unaudited condensed financial statements should be read in conjunction with the audited financial statements and the related notes thereto for the year ended December 31, 2024, included in the Company’s Annual Report on Form 10-K filed with the SEC on March 6, 2025.

Liquidity

The Company has incurred net operating losses and negative cash flows from operations since its inception and had an accumulated deficit of $1.1 billion as of March 31, 2025. As of March 31, 2025, the Company had cash, cash equivalents, and marketable securities of $152.1 million. Management believes that the existing financial resources are sufficient to continue operating activities at least one year past the issuance date of these condensed financial statements. The Company has historically financed its operations primarily through the sale of common stock and pre-funded warrants in its public offerings and private placement, the sale of convertible preferred stock and issuance of unsecured promissory notes in private placements, and funding received from our collaboration partners. To date, none of the Company’s product candidates have been approved for sale, and the Company has not generated any product revenue since inception. Management expects operating losses to continue for the foreseeable future, as the Company progresses its planned research and development activities for its product candidates. The Company’s prospects are subject to risks, expenses and uncertainties frequently encountered by companies in the biotechnology industry as discussed below. While the Company has been able to raise multiple rounds of financing, there can be no assurance that in the event the Company requires additional financing, such financing will be available on terms which are favorable or at all. Failure to raise sufficient capital when needed or generate sufficient cash flow from operations would impact the ability to pursue business strategies and could require the Company to delay, scale back or discontinue one or more product development programs, or other aspects of the Company's business objectives.

Note 2. Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed financial statements and accompanying notes. Such management estimates include, but are not limited to, those related to revenue recognition, marketable securities, manufacturing accruals, accrued research and development expenses, stock-based compensation, operating lease right-of-use (ROU) assets and liabilities, valuation of long-lived assets, income tax uncertainties and the valuation of deferred tax assets. The Company bases its estimates on its historical experience and also on assumptions that it believes are reasonable; however, actual results could significantly differ from those estimates. The most significant estimates and assumptions that management considers in the preparation of our financial statements relate to revenue recognition, accrued research and development costs, impairment of long-lived assets, and leases.

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

The Company’s future results of operations involve a number of other risks and uncertainties. Factors that could affect the Company’s future operating results and cause actual results to vary materially from expectations include, but are not limited to, the Company’s early stages of clinical drug development; the Company's activities to evaluate and pursue potential strategic alternatives and reorganization options; the Company's ability to realize any additional value in a strategic transaction; the Company's exposure to other operational and financial risks in the event of successfully completing a strategic transaction; the Company's ability to achieve the expected financial and operational benefits of its recent cash preservation activities; the Company's ability to retain the employees required to consummate a strategic transaction; whether the Company determines to develop any future product development efforts; the significant additional research and development efforts and costs required if the Company determines to pursue any future product development efforts; the Company’s ability to adequately demonstrate sufficient safety and efficacy of any future product candidates; the Company’s ability to enroll patients in any future clinical trials; the Company’s ability to successfully manufacture and supply any future product candidates for clinical trials; the Company’s ability to obtain additional capital to finance its operations, if needed; uncertainties related to the projections of the size of patient populations suffering from the diseases the Company may target in the future; the Company’s ability to obtain, maintain, and protect its intellectual property rights; developments relating to the Company’s competitors and its industry, including any future competing product candidates and therapies; general economic and market conditions; and other risks and uncertainties, including those more fully described in the “Risk Factors” section of this Quarterly Report on Form 10-Q.

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

Cash, Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments with original maturities of three months or less from the date of purchase to be cash and cash equivalents. Cash equivalents consist primarily of amounts invested in money market funds and commercial paper and are stated at fair value. As of December 31, 2024, restricted cash consisted of the remaining unused portion of a grant received from a non-profit organization. As of March 31, 2025, the grant expired, and the Company no longer has any restricted cash.

Marketable Securities

The Company’s marketable securities have been classified and accounted for as available-for-sale securities. Fixed income securities consist of U.S. treasury securities, U.S. government agency securities, corporate bonds, and commercial paper. The specific identification method is used to determine the cost basis of fixed income securities sold. These securities are recorded on the condensed balance sheets at fair value. Unrealized gains and losses on these securities are included as a separate component of accumulated other comprehensive loss. The cost of marketable securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion are included in other income. All available-for-sale securities are considered available to support current operations and are classified as current assets. The Company presents any credit losses identified as an allowance rather than as a reduction in the amortized cost of the available-for-sale securities.

For available-for-sale debt securities in an unrealized loss position, the Company first assesses whether it intends to sell, or it is more likely than not that it will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value and recognized in other income (expense) in the condensed statements of operations. If neither criteria is met, the Company evaluates whether the decline in fair value is related to credit-related factors or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. Credit-related impairment losses, limited by the amount that the fair value is less than the amortized cost basis, are recorded through an allowance for credit losses in other income.

Any unrealized losses from declines in fair value below the amortized cost basis as a result of non-credit factors are recognized in accumulated other comprehensive income (loss), net of tax as a separate component of stockholders’ equity, along with unrealized gains. Realized gains and losses and declines in fair value, if any, on available-for-sale securities are included in other income in the condensed statements of operations.

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

Leases

The Company determines if an arrangement is a lease at inception. In addition, the Company determines whether leases meet the classification criteria of a finance or operating lease at the lease commencement date considering: (1) whether the lease transfers ownership of the underlying asset to the lessee at the end of the lease term, (2) whether the lease grants the lessee an option to purchase the underlying asset that the lessee is reasonably certain to exercise, (3) whether the lease term is for a major part of the remaining economic life of the underlying asset, (4) whether the present value of the sum of the lease payments and residual value guaranteed by the lessee equals or exceeds substantially all of the fair value of the underlying asset, and (5) whether the underlying asset is of such a specialized nature that it is expected to have no alternative use to the lessor at the end of the lease term. As of March 31, 2025, the Company's lease population consisted of real estate leases and the Company did not have finance leases.

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

Impairment of Long-Lived Assets

At each reporting period, the Company evaluates the carrying amount of its long-lived assets, which include property and equipment, operating lease right-of-use assets and other long-lived assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets might not be fully recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset or asset group and its eventual disposition are less than its carrying amount. Impairment, if any, is measured as the amount by which the carrying amount of a long-lived asset exceeds its fair value and is allocated to the group impacted on a relative fair value basis. During the three months ended March 31, 2025, there were non-cash impairment charges of $21.9 million on long-lived assets, including $12.9 million for property and equipment, $8.6 million for right-of-use assets, and $0.4 million for other long-lived assets. These charges are included in impairment of long-lived assets in the accompanying condensed statements of operations. There was no impairment of long-lived assets during the three months ended March 31, 2024 (see Note 10 – Impairment of Long-Lived Assets).

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

Contract modifications occur when the price and/or scope of an arrangement changes. If the modification consists of adding new distinct goods or services in exchange for consideration that reflects standalone selling prices of these goods and services, the modification is accounted for as a separate contract with the customer. Otherwise, if the remaining goods and services are distinct from those previously provided, the existing contract is considered terminated, and the remaining consideration is allocated to the remaining goods and services as if this was a newly signed contract. If the remaining goods and services are not distinct from those previously provided, the effects of the modification are accounted for in a manner similar to the effect of a change in the estimated measure of progress, with cumulative catch-up in revenue recorded at the time of the modification. If some of the remaining goods and services are distinct from those previously provided and others are not, the Company applies principles consistent with the objectives of the modification guidance to account for the effects of the modification.

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

As actual costs become known, the Company adjusts its accruals. Although the Company does not expect its estimates to be materially different from amounts actually incurred, such estimates for the status and timing of services performed relative to the actual status and timing of services performed may vary and could result in the Company reporting amounts that are too high or too low in any particular period. The Company’s accrual is dependent, in part, upon the receipt of timely and accurate reporting from CROs and other third-party vendors. Variations in the assumptions used to estimate accruals including, but not limited to, the number of patients enrolled, the rate of patient enrollment and the actual services performed, may vary from the Company’s estimates, resulting in adjustments to clinical trial expenses in future periods. Changes in these estimates that result in material changes to the Company’s accruals could materially affect its financial condition and results of operations. Through March 31, 2025, there have been no material differences from the Company’s estimated accrued research and development expenses to actual expenses.

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

The Company accounts for income tax contingencies using a benefit recognition model. If it considers that a tax position is more likely than not to be sustained upon audit, based solely on the technical merits of the position, it recognizes the benefit. The Company measures the benefit by determining the amount that is greater than 50% likely of being realized upon settlement, presuming that the tax position is examined by the appropriate taxing authority that has full knowledge of all relevant information. The Company is subject to taxation in the United States federal jurisdiction, and various state jurisdictions. The net operating loss and research and development credit carryforwards that are available for utilization in future years may be subject to examination by federal and state tax authorities. The Company’s policy is to recognize interest expense and penalties related to income tax matters as a component of income tax expense. As of March 31, 2025, there were no significant accruals for interest related to unrecognized tax benefits or tax penalties.

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

Note 3. Fair Value Measurement

The Company measures and reports certain financial instruments as assets and liabilities at fair value on a recurring basis. The following tables set forth the fair value of the Company’s financial assets, which consist of cash equivalents and marketable securities measured and recognized at fair value (in thousands):

		March 31, 2025
	Fair Value Hierarchy Level	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash equivalents:
Money market funds	Level 1	$21,397	$—	$—	$21,397
Commercial paper	Level 2	13,775	—	(3)	13,772
Marketable securities:
U.S. treasury securities	Level 1	75,688	64	(10)	75,742
Corporate bonds	Level 2	14,500	18	—	14,518
Commercial paper	Level 2	7,261	—	(1)	7,260
U.S. government agency securities	Level 2	17,691	19	(2)	17,708
Total		$150,312	$101	$(16)	$150,397

		December 31, 2024
	Fair Value Hierarchy Level	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash equivalents:
Money market funds	Level 1	$24,376	$—	$—	$24,376
Marketable securities:
U.S. treasury securities	Level 1	105,219	117	(23)	105,313
Corporate bonds	Level 2	20,437	36	(3)	20,470
Commercial paper	Level 2	13,894	6	(1)	13,899
U.S. government agency securities	Level 2	17,583	31	(4)	17,610
Total		$181,509	$190	$(31)	$181,668

The Company evaluates transfers between levels at the end of each reporting period. There were no transfers between Levels 1, 2 and 3 during the three months ended March 31, 2025 and 2024. As of March 31, 2025 and December 31, 2024, there were no financial instruments classified as Level 3.

The following table summarizes the available-for-sale securities in an unrealized loss position for which an allowance for credit losses has not been recorded as of March 31, 2025 and December 31, 2024, aggregated by major security type and length of time in a continuous unrealized loss position:

	March 31, 2025
	Less than 12 months		Greater than 12 months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. treasury securities	$19,945	$(10)	$—	$—	$19,945	$(10)
Commercial paper	19,035	(4)	—	—	19,035	(4)
U.S. government agency securities	5,232	(2)	—	—	5,232	(2)
Total	$44,212	$(16)	$—	$—	$44,212	$(16)

	December 31, 2024
	Less than 12 months		Greater than 12 months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. treasury securities	$18,621	$(23)	$—	$—	$18,621	$(23)
Corporate bonds	3,065	(3)	—	—	3,065	(3)
Commercial paper	6,064	(1)	—	—	6,064	(1)
U.S. government agency securities	5,199	(4)	—	—	5,199	(4)
Total	$32,949	$(31)	$—	$—	$32,949	$(31)

As of March 31, 2025 and December 31, 2024, the Company held 28 and 20 debt securities, respectively, with an unrealized loss position. The Company evaluated its securities for credit losses and considered the decline in market value to be primarily attributable to current economic and market conditions and not to a credit loss or other factors. Additionally, the Company does not intend to sell the securities in an unrealized loss position and does not expect it will be required to sell the securities before recovery of the unamortized cost basis. As of March 31, 2025 and December 31, 2024, an allowance for credit losses has not been recognized. Given the Company's intent and ability to hold such securities until recovery, and the lack of significant change in credit risk of these investments, it does not consider these marketable securities impaired as of March 31, 2025 and December 31, 2024.

There were no realized gains or losses on marketable securities for the three months ended March 31, 2025 and 2024. Interest on marketable securities is included in interest income. As of March 31, 2025 and December 31, 2024, the Company had accrued interest receivable of $0.9 million and $0.8 million, respectively, which was included in prepaid expenses and other current assets on the condensed balance sheets.

The following table summarizes the contractual maturities of the Company’s cash equivalents and marketable securities as of March 31, 2025 and December 31, 2024 at estimated fair value (in thousands):

	March 31,	December 31,
	2025	2024
Due in less than one year	$143,444	$167,815
Due in more than one year	6,953	13,853
Total	$150,397	$181,668

Note 4. Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2025	2024
Accrued research and development materials and services	$11,078	$15,452
Accrued professional services	1,077	983
Accrued compensation	4,558	10,196
Other	416	252
Total accrued liabilities	$17,129	$26,883

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

During the three months ended March 31, 2025 and 2024, the Company recorded $0.1 million and $0.6 million, respectively, as research and development expense in our condensed statements of operations related to license agreements.

As of March 31, 2025, the Company’s license agreements for technologies optioned by the Company, including the Medivir agreement described below, included potential future payments for development, regulatory, and sales milestones totaling approximately $361.9 million plus royalties on net sales that range from single digits to mid-teens. No milestones were achieved or deemed probable as of March 31, 2025.

Medivir Agreement

In January 2021, the Company entered into an exclusive license agreement with Medivir AB (Medivir) through which the Company received global, exclusive development and commercialization rights for birinapant, a clinical-stage Second Mitochondrial-derived Activator of Caspases (SMAC) mimetic. Under the terms of the agreement, the Company made an upfront payment of $1.0 million upon signing the agreement, and made an additional $1.5 million payment in November 2021 due to the Company's initiation of a Phase 1 clinical trial of aplitabart in combination with birinapant. Under the terms of the agreement, should birinapant be successfully developed and approved, the Company would be obligated to make additional milestone payments up to a total of approximately $348.5 million, plus tiered royalties from the mid-single digits up to mid-teens on net sales. No milestones were achieved or deemed probable as of March 31, 2025. On February 24, 2025, the Company notified Medivir that it was exercising its right to terminate the license agreement as of May 25, 2025 after which no further obligations are expected under the license agreement.

Note 6. Stockholders' Equity

Common Stock and Non-Voting Common Stock

As of March 31, 2025 and December 31, 2024, the Company’s certificate of incorporation authorized the Company to issue 1,200,000,000 shares of common stock (including 200,000,000 shares of non-voting common stock) and 200,000,000 shares of preferred stock, at a par value of $0.01 per share. Each share of common stock (excluding non-voting common stock) is entitled to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the Company’s Board of Directors, subject to prior rights of the preferred stockholders. As of March 31, 2025 and December 31, 2024, no dividends have been declared.

The Company had reserved common stock, on an as-converted basis, for future issuance as follows:

	March 31,	December 31,
	2025	2024
Stock options, issued and outstanding	4,989,404	5,561,663
Unreleased restricted stock units	1,664,818	2,559,753
Stock options and restricted stock units, future issuance	7,924,642	4,416,534
Employee stock purchase plan, available for future grants	2,340,167	1,780,167
Pre-funded warrants	1,334,332	1,334,332
Total	18,253,363	15,652,449

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

The outstanding pre-funded warrants to purchase shares of common stock are exercisable at any time after their original issuance. However, the Company may not affect the exercise of any pre-funded warrants, and a holder will not be entitled to exercise any portion of any pre-funded warrants that, upon giving effect to such exercise, would cause: (i) the aggregate number of shares of the Company’s common stock beneficially owned by such holder (together with its affiliates) to exceed 9.99% of the number of shares of the Company’s common stock outstanding immediately after giving effect to the exercise; or (ii) the combined voting power of the Company’s securities beneficially owned by such holder (together with its affiliates) to exceed 9.99% of the combined voting power of all of the Company’s securities outstanding immediately after giving effect to the exercise, as such percentage ownership is determined in accordance with the terms of the pre-funded warrants. However, any holder of a pre-funded warrant may increase or decrease such percentage to any other percentage not in excess of 19.99% upon at least 61 days’ prior notice from the holder to the Company. As of March 31, 2025, no shares underlying the pre-funded warrants had been exercised. All of the outstanding pre-funded warrants are included in the weighted-average number of shares of common stock used to calculate basic net loss per share attributable to common stockholders (see Note 11 – Net Loss Per Share Attributable to Common Stockholders).

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

To determine the transaction price, the Company evaluates all the payments to be received during the duration of the contract. In May 2022, the Company received a $150.0 million upfront payment as part of the Sanofi Agreement. Additionally, in April 2022, Sanofi purchased non-voting common stock in connection with the Company’s public common stock offering. The Company concluded that at inception and as of March 31, 2025, the transaction price was $150.0 million and was comprised solely of the fixed non-refundable upfront payment. No consideration received from Sanofi as part of the April 2022 offering was deemed necessary to include in the transaction price as Sanofi purchased the shares at the same offering price as the other participating investors.

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

For the three months ended March 31, 2025 and 2024, the Company recognized collaboration revenue related to the Sanofi Agreement of $0.5 million. As of March 31, 2025 and December 31, 2024, $143.6 million and $144.1 million were recorded as deferred revenue related to the Sanofi Agreement, respectively, of which $2.8 million and $2.7 million was current on the condensed balance sheets. The deferred revenue is expected to be recognized over the research and development period of the programs through the completion of Phase 1 clinical trials. On May 5, 2025, the Company received a notice of termination of the Sanofi Agreement, pursuant to which Sanofi has elected to terminate the Sanofi Agreement, at will, in its entirety. See Note 14 – Subsequent Events for additional information.

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

The following tables present changes in the Company’s customer contract liabilities for the periods presented (in thousands):

Three Months Ended March 31, 2025	December 31, 2024	Additions	Deductions	March 31, 2025
Contract liabilities:
Deferred revenue	$144,122	$—	$(499)	$143,623

Three Months Ended March 31, 2024	December 31, 2023	Additions	Deductions	March 31, 2024
Contract liabilities:
Deferred revenue	$146,801	$—	$(497)	$146,304

The Company had no customer contract assets during the three months ended March 31, 2025 and 2024.

Note 8. Stock-Based Compensation

The 2018 Omnibus Incentive Plan (the 2018 Plan) provides for an increase in the number of shares reserved for issuance on the first day of each fiscal year equal to the least of (i) 8,768,800 shares, (ii) 4% of the Company’s common stock and non-voting common stock outstanding at December 31 of the immediately preceding year, or (iii) such number of shares as determined by the Company’s Board of Directors. As a result of this provision, on January 1, 2025 and 2024, an additional 2,385,497 and 2,347,245 shares, respectively, became available for issuance under the 2018 Plan. As of March 31, 2025, the 2018 Plan had 7,924,642 shares of common stock available for future issuance.

Total stock-based compensation expense related to the Company’s equity incentive plan and employee stock purchase plan was recorded in the condensed statements of operations as follows (in thousands):

	Three Months Ended
	March 31,
	2025	2024
Research and development	$2,334	$4,362
General and administrative	3,153	3,560
Total stock-based compensation expense	$5,487	$7,922

The following table summarizes the Company's stock awards granted for each of the periods indicated:

	Three Months Ended March 31,
	2025		2024
	Grants	Weighted Average Grant Date Fair Value	Grants	Weighted Average Grant Date Fair Value
Stock options	—	—	1,522,493	$7.82
Restricted stock units	8,608	$2.65	1,365,343	$9.92

Note 9. Restructuring Charges

In January 2025, the Company announced a strategic update to halt further development of imvotamab and IGM-2644. The Company also announced a reduction in workforce by approximately 73% (the January 2025 Restructuring) to preserve cash. During the three months ended March 31, 2025 and in connection with the January 2025 Restructuring, the Company recognized restructuring charges of $1.9 million. The restructuring charges included severance and one-time termination payments of $5.1 million offset by the reversal of previously recognized non-cash severance compensation of $2.2 million and stock-based compensation expense of $1.0 million. During the three months ended March 31, 2025 and subsequent to the January 2025 Restructuring announcement, the Company recognized $21.9 million in impairment of long-lived asset charges. See Note 10 – Impairment of Long-Lived Assets for further details of impairment charges.

In September 2024, the Company announced a strategic pivot to focus exclusively on autoimmunity. The Company also announced an extension of cash runway, driven by a reduction in workforce and a reduction in future spending on the research and development of aplitabart and other oncology candidates (the 2024 Restructuring). In connection with the 2024 Restructuring, the Company recognized no restructuring charges during the three months ended March 31, 2025 and recognized $14.2 million in restructuring charges during the three months ended December 31, 2024.

As part of the 2024 Restructuring, the Company's Chief Executive Officer (CEO) and Chief Scientific Officer (CSO) resigned and entered into Transition and Consulting Agreements (TC Agreements) to provide consulting services through September 2026 and March 2026, respectively. The CEO and CSO will receive cash payments of approximately $0.8 million and $0.5 million, respectively, under the TC Agreements, which were recognized as severance and one-time termination expenses upon approval of the agreements. See Note 12 – Related Party Transactions for additional information.

In December 2023, the Company announced a strategic pipeline prioritization. The Company also announced an extension of cash runway, driven by a reduction in workforce of approximately 22% and a suspension of clinical development activities for certain product candidates in specific indications (the 2023 Restructuring). The restructuring charges incurred during the three months ended March 31, 2024 were primarily related to contract termination costs of $0.2 million and were recorded to the research and development expense category on the condensed statement of operations. As of March 31, 2024, all severance and one-time termination payments had been paid.

In connection with the restructuring activities discussed above, the Company recognized restructuring charges of $1.9 million and $0.2 million during three months ended March 31, 2025 and 2024, respectively.

A summary of the restructuring charges is as follows (in thousands):

	Three Months Ended March 31, 2025
	Severance and Related Compensation	Incentive and Stock-Based Compensation	Contract Termination and Other Costs	Total Restructuring Costs
Research and development	$2,639	$(896)	$34	$1,777
General and administrative	212	(130)	3	85
Total	$2,851	$(1,026)	$37	$1,862

	Three Months Ended March 31, 2024
	Severance and Related Compensation	Incentive and Stock-Based Compensation	Contract Termination and Other Costs	Total Restructuring Costs
Research and development	$4	$(17)	$179	$166
General and administrative	—	—	—	—
Total	$4	$(17)	$179	$166

The following table summarizes the changes in the Company's accrued restructuring balance in the condensed balance sheets (in thousands):

	Beginning Balance December 31, 2024	Charges	Payments	Ending Balance March 31, 2025
Accrued severance	$3,337	$2,851	$(3,317)	$2,871
Accrued contract termination costs	29	7	(29)	7
Total accrued restructuring liability	$3,366	$2,858	$(3,346)	$2,878

	Beginning Balance December 31, 2023	Charges	Payments	Ending Balance March 31, 2024
Accrued severance	$2,397	$—	$(2,397)	$—
Accrued contract termination costs	—	107	—	107
Total accrued restructuring liability	$2,397	$107	$(2,397)	$107

As of March 31, 2025 and December 31, 2024, $2.7 million and $3.0 million of the restructuring liability, respectively, was classified as current within accrued liabilities and $0.2 million and $0.4 million of the restructuring liability as of March 31, 2025 and December 31, 2024, respectively, was classified as non-current within other liabilities on the condensed balance sheets.

Note 10. Impairment of Long-Lived Assets

At each reporting period, the Company reviews for impairment indicators for its long-lived assets. As a result of the January 2025 Restructuring, the Company identified certain triggering events, such as significant changes in its current and expected use of property and equipment and leased buildings and a sustained decline in the Company’s market capitalization as compared to the Company’s net asset value. In March 2025, the Company consolidated operations and concluded that certain leased buildings in Mountain View, California would not be used in long term operations. The Company also identified excess equipment that could be disposed and concluded that the equipment met the held for sale criteria in March 2025 and the carrying value should be written down to the estimated fair value, net of selling costs.

The Company determined the asset groups based on the lowest level of identifiable cash flows under the Company’s strategic plans and assessed the impairment for each of the asset groups. The consolidated operational group was assessed as a single asset group and determined to be recoverable. The carrying values of the remaining asset groups, consisting of buildings and their contents that would no longer be used going forward, were determined to not be recoverable. Accordingly, the Company determined the fair values for the unrecoverable asset groups using a discounted cash flow method, incorporating assumptions such as projected sublease income and a risk-adjusted discount rate, representing Level 3 nonrecurring fair value measurements.

During the three months ending March 31, 2025, the Company recognized non-cash impairment charges of $21.9 million, including $12.9 million for property and equipment, $8.6 million for operating lease right-of-use assets, and $0.4 million for other long-lived assets. The Company recognized no impairment charges during the three months ended March 31, 2024. The Company recorded impairment charges as impairment of long-lived assets in the condensed statement of operations and included $1.2 million in assets held for sale in prepaid expenses and other current assets on the condensed balance sheet as of March 31, 2025.

The Company will continue to assess whether its long-lived assets are impaired in future periods. As the Company determines the appropriate actions based on strategic planning, and as market conditions change, it is reasonably possible that additional impairment charges may be recognized.

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

The following equity instruments were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive for the periods presented:

	March 31,
	2025	2024
Stock options, issued and outstanding	4,989,404	7,760,615
Estimated shares issuable under the employee stock purchase plan	27,245	121,885
Unreleased restricted stock units	1,664,818	1,858,992
Total	6,681,467	9,741,492

Note 12. Related Party Transactions

In August 2024, a non-employee member of the Company’s Board of Directors entered into a consulting agreement with the Company, under which the board member would receive $250,000 per year for consulting services and receive 125,000 shares of restricted stock units with quarterly vesting through April 30, 2026. The Company paid $0.1 million during the three months ended March 31, 2025 to the board member under the consulting agreement. As of March 31, 2025, the Company had no outstanding liability to the related party.

In September 2024 as part of the 2024 Restructuring, the Company entered into TC Agreements with two former employees. See Note 9 – Restructuring Charges for additional information. The Company paid $0.2 million under the TC Agreements during the three months ended March 31, 2025. As of March 31, 2025, the Company had an outstanding liability of $0.9 million to the related parties.

Note 13. Segment Reporting

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

	Three Months Ended
	March 31,
	2025	2024
Operating revenue by external customer:
Sanofi collaboration revenue	$499	$497
Operating expenses:
Research and development
Deprioritized clinical programs:
Imvotamab – Autoimmune programs	$2,738	$2,871
Aplitabart	1,786	7,772
Other deprioritized programs	(225)	3,726
Preclinical and other R&D (1)	1,908	6,708
Personnel	11,402	16,498
Depreciation and facilities	4,728	6,240
General and administrative:
Personnel	6,971	7,003
Other general and administrative (2)	4,078	3,535
Impairment of long-lived assets	21,889	—
Other income:
Interest income	1,884	4,040
Net loss	$(52,892)	$(49,816)
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

Note 14. Subsequent Events

In April 2025, the Company entered into three Lease Termination Agreements (the Termination Agreements) for three buildings with the respective landlords. Two leases were terminated effective April 30, 2025 and one lease is scheduled to terminate on May 31, 2025. In exchange for the early termination of the leases pursuant to the Termination Agreements, the Company made termination payments totaling $18.0 million, of which $0.4 million were security deposits associated with the leases and classified in the condensed balance sheets as other non-current assets as of March 31, 2025. On the condensed balance sheets, the leases were classified under operating lease right-of-use assets and operating lease liabilities – current and lease liabilities – non-current as of March 31, 2025.

In April 2025, the Company implemented an approximately 80% reduction in its remaining workforce (the April 2025 Restructuring) and closed most of its remaining lab and office facilities to preserve cash. The Company is continuing to evaluate the impact of the April 2025 Restructuring.

Additionally, on May 5, 2025, the Company received a notice of termination of the Sanofi Agreement, pursuant to which Sanofi has elected to terminate the Sanofi Agreement, at will, in its entirety. The effective date of the termination is thirty (30) days after the date of such notice.

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

In January 2025, we announced a strategic update to halt further development of imvotamab and IGM-2644 for autoimmune diseases and a reduction in workforce by approximately 73% (the January 2025 Restructuring) to preserve cash. Further, in April 2025 we implemented an approximately 80% reduction in our remaining workforce (the April 2025 Restructuring) and closed most of our remaining lab and office facilities to preserve cash. Additionally, on May 5, 2025, we received a notice of termination of the Sanofi Agreement, pursuant to which Sanofi has elected to terminate the Sanofi Agreement, at will, in its entirety. The effective date of such termination is thirty (30) days after the date of such notice. We are currently evaluating potential strategic alternatives and reorganization options with the goal of maximizing value for our stockholders.

Following the January 2025 Restructuring, the April 2025 Restructuring, and the termination of the Sanofi Agreement, we are not currently developing any product candidates. Unless the context otherwise requires, any references to or discussion of "product candidates" in this Quarterly Report on Form 10-Q refer to any product candidates that we may in the future develop, if we decide to pursue any future product development efforts. Further, unless the context otherwise requires, any references to or discussion of "clinical trials," "preclinical studies," "clinical development," "preclinical development," or similar terms in this Quarterly Report on Form 10-Q refer to any such clinical trials, preclinical studies, clinical development, or preclinical development that we may in the future conduct or otherwise pursue in the future, if we decide to pursue any future product development efforts.

Since the commencement of our operations, we have focused substantially all of our resources on conducting research and development activities, including drug discovery, preclinical studies and clinical trials, establishing and maintaining our intellectual property portfolio, the manufacturing of clinical and research material, developing our in-house manufacturing capabilities, hiring personnel, raising capital and providing general and administrative support for these operations. Since 2010, such activities have primarily focused on the research, development and manufacture of IgM antibodies and to building our proprietary IgM antibody technology platform. We are not currently developing any product candidates, we do not have any products approved for sale, and we have not generated any revenue from product sales.

We have incurred significant net losses to date. Our ability to generate product revenue sufficient to achieve profitability will depend on the successful development and eventual commercialization of one or more future product candidates, if we decide to pursue any future product development efforts. Our net losses were $52.9 million and $49.8 million for the three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025, we had an accumulated deficit of $1.1 billion. These losses have resulted primarily from costs incurred in connection with research and development activities and general and administrative costs associated with our operations. We expect our expenses and operating losses to decrease for the foreseeable future, and our net losses may fluctuate significantly from period to period, depending on the outcome of our strategic process and depending on whether we decide to pursue any future product development efforts.

We expect our expenses and capital requirements to fluctuate in connection with our ongoing activities if and as we:

▪
complete the January 2025 Restructuring and April 2025 Restructuring;
▪
maintain and protect our intellectual property portfolio, including patents, trade secrets and know-how;
▪
maintain operational, financial and management information systems; and
▪
retain management and administrative personnel required to consummate a strategic transaction.

If we decide to pursue any future product development efforts, we expect to use third-party service providers, including contract research organizations (CROs) and contract manufacturing organizations (CMOs), to carry out preclinical development and manufacture and supply materials to be used during the development of any product candidates.

Since inception, we have funded our operations primarily from the sale of voting and non-voting common stock and pre-funded warrants in our public offerings and a private placement, the sale of convertible preferred stock and the issuance of unsecured promissory notes in private placements, and payments from our collaboration partners.

Recent Developments

In April 2025, we entered into three Lease Termination Agreements (the Termination Agreements) for three buildings with the respective landlords. Two leases were terminated effective April 30, 2025 and one lease is scheduled to terminate on May 31, 2025. In exchange for the early termination of the leases pursuant to the Termination Agreements, we made termination payments totaling $18.0 million, of which $0.4 million were security deposits associated with the leases and classified in the condensed balance sheets as other non-current assets as of March 31, 2025. On the condensed balance sheets, the leases were classified under operating lease right-of-use assets and operating lease liabilities – current and lease liabilities – non-current as of March 31, 2025.

Components of Results of Operations

Revenue

We have historically recognized collaboration revenue pursuant to the Sanofi Agreement. Following the termination of the Sanofi Agreement in May 2025, we do not expect to receive any further payments under the agreement. To date, we have not generated any revenue from the sale of products and do not expect to generate any revenue from the sale of products in the near future.

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

We expect our research and development expenses to decrease for the foreseeable future, following the termination of the Sanofi Agreement, and in connection with the implementation of our plans under the January 2025 Restructuring and April 2025 Restructuring; and the evaluation of our strategic alternatives and reorganization options with the goal of maximizing value for our stockholders. The process of conducting the necessary preclinical and clinical research to obtain regulatory approval is costly and time-consuming. To the extent that we decide to pursue any future product development efforts, our expenses will increase and may become more variable. If we decide to pursue any future product development efforts, the actual probability of success for product candidates may be affected by a variety of factors, including the safety and efficacy of product candidates, investment in clinical programs, manufacturing capability and competition with other products. As a result of these variables, we may be unable to determine the duration and completion costs of research and development projects or if, when and to what extent we would generate revenue from the commercialization and sale of such product candidates. We may never succeed in achieving regulatory approval for any product candidates.

General and Administrative

Our general and administrative expenses consist primarily of personnel expenses for our executive, finance, corporate and other administrative functions, intellectual property, facilities and other allocated expenses, other expenses for outside professional services, including legal, human resources, audit and accounting services, and insurance costs. Personnel expenses consist of salaries, benefits, recruiting costs, and stock-based compensation. We expect our general and administrative expenses to fluctuate for the foreseeable future. If we decide to pursue any future product development efforts, we expect our general and administrative expenses to increase to support expanding research and development activities and increased costs of operating as a public company, including compliance with the rules and regulations of the Securities and Exchange Commission (SEC) and those of any national securities exchange on which our securities are traded, legal, auditing, additional insurance expenses, investor relations activities and other administrative and professional services.

Impairment of Long-Lived Assets

At each reporting period, we review for impairment indicators for our long-lived assets. As a result of the January 2025 Restructuring, we identified certain triggering events, such as significant changes in our current and expected use of property and equipment and leased buildings and a sustained decline in our market capitalization as compared to our net asset value. In March 2025, we consolidated operations and concluded that certain leased buildings in Mountain View, California would not be used in long term operations. We also identified excess equipment that could be disposed and concluded that the equipment met the held for sale criteria in March 2025 and the carrying value should be written down to the estimated fair value, net of selling costs.

We determined the asset groups based on the lowest level of identifiable cash flows under our strategic plans and assessed the impairment for each of the asset groups. The consolidated operational group was assessed as a single asset group and determined to be recoverable. The carrying values of the remaining asset groups, consisting of buildings and their contents that would no longer be used going forward, were determined to not be recoverable. Accordingly, we determined the fair values for the unrecoverable asset groups using a discounted cash flow method, incorporating assumptions such as projected sublease income and a risk-adjusted discount rate, representing Level 3 nonrecurring fair value measurements. We recognized an impairment charge during the three months ended March 31, 2025.

Interest Income

Interest income includes interest income earned on our cash, cash equivalents, marketable securities, and restricted cash and non-cash interest income related to the accretion of discounts on marketable securities.

Results of Operations

Comparison of Three Months Ended March 31, 2025 and 2024

The following table summarizes our results of operations for the three months ended March 31, 2025 and 2024, together with the changes in those items in dollars:

	Three Months Ended
	March 31,
(in thousands)	2025	2024	Change
Collaboration revenue	$499	$497	$2

Operating expenses:
Research and development	22,337	43,815	(21,478)
General and administrative	11,049	10,538	511
Impairment of long-lived assets	21,889	—	21,889
Total operating expenses	55,275	54,353	922
Loss from operations	(54,776)	(53,856)	(920)

Other income:
Interest income	1,884	4,040	(2,156)
Total other income	1,884	4,040	(2,156)
Net loss	$(52,892)	$(49,816)	$(3,076)

Collaboration Revenue

Collaboration revenue was $0.5 million for the three months ended March 31, 2025 and 2024 and relates solely to revenue generated from the Sanofi Agreement. Total revenue generated was in connection with the Sanofi Agreement and attributable to research activities to generate and develop oncology and immunology antibodies. Please refer to Note 7 – Sanofi Agreement to the condensed financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional revenue recognition disclosures.

Research and Development Expenses

The following table summarizes our research and development expenses incurred during the periods indicated:

	Three Months Ended
	March 31,
(in thousands)	2025	2024	Change
Direct expenses
Deprioritized clinical programs (1)
Imvotamab – Autoimmune programs	$2,738	$2,871	$(133)
Aplitabart	1,786	7,772	(5,986)
Other deprioritized clinical programs	(225)	3,726	(3,951)
Total deprioritized clinical programs	4,299	14,369	(10,070)
Preclinical and other R&D	1,908	6,708	(4,800)
Indirect expenses
Personnel	11,402	16,498	(5,096)
Depreciation and facilities	4,728	6,240	(1,512)
Total research and development expenses	$22,337	$43,815	$(21,478)

(1)
The three months ended March 31, 2025 and 2024 include direct expenses related to our deprioritized clinical programs and related preclinical costs prior to trial initiation.

Research and development expenses were $22.3 million and $43.8 million for the three months ended March 31, 2025 and 2024, respectively. The decrease of $21.5 million was primarily driven by lower expenses related to deprioritized clinical programs, personnel, preclinical programs, and depreciation and facilities expenses.

▪
Deprioritized clinical program expenses decreased by $10.1 million, primarily driven by the wind down of aplitabart and other deprioritized programs, including imvotamab in oncology and autoimmune diseases, IGM-2644 in oncology, and IGM-7354.
▪
Preclinical and other R&D expenses decreased by $4.8 million, primarily driven by a decrease in research related activities and professional services as a result of the 2024 Restructuring and the January 2025 Restructuring.
▪
Personnel expenses decreased by $5.1 million primarily due to the effect of the 2024 Restructuring and the January 2025 Restructuring.
▪
Depreciation and facilities expenses decreased by $1.5 million, primarily due to the January 2025 Restructuring.

General and Administrative Expenses

General and administrative expenses were $11.0 million and $10.5 million for the three months ended March 31, 2025 and 2024, respectively. The increase of $0.5 million was primarily driven by higher professional services.

Impairment of Long-Lived Assets

Impairment of long-lived assets was $21.9 million for the three months ended March 31, 2025, and included $12.9 million for property and equipment, $8.6 million for operating lease right-of-use assets, and $0.4 million for other long-lived assets. No impairment charges were recognized during the three months ended March 31, 2024.

Interest Income

Interest income was $1.9 million and $4.0 million for the three months ended March 31, 2025 and 2024, respectively. The decrease of approximately $2.2 million was primarily due to lower invested capital and decreasing yield rates.

Liquidity and Capital Resources

Sources of Liquidity

We are a biotechnology company with limited operating history, and due to our significant research and development expenditures, we have generated operating losses since our inception and have not generated any revenue from the sale of any products.

Since our inception and through March 31, 2025, we have funded our operations primarily through the sale of common stock and pre-funded warrants in our public offerings and private placement, the sale of convertible preferred stock and the issuance of unsecured promissory notes in private placements, and payments from our collaboration partners. We maintain a shelf registration statement with the SEC for the potential offering, issuance and sale by us of our common stock, non-voting common stock, debt securities, preferred stock, and certain other securities from time to time in one or more offerings.

As of March 31, 2025, we had cash, cash equivalents, and marketable securities of $152.1 million and an accumulated deficit of $1.1 billion.

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

Future Funding Requirements

We expect our operating expenses to decrease following the termination of the Sanofi Agreement and the implementation of our plans under the January 2025 Restructuring and April 2025 Restructuring and as we evaluate potential strategic alternatives and reorganization options. However, we may not realize, in full or in part, the anticipated benefits and savings in operating expenses from these changes due to unforeseen difficulties, delays, or unexpected costs. As a result, our future expenses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the outcome of our evaluation of strategic alternatives and reorganization options and depending on whether we decide to pursue any future product development efforts.

If we decide to pursue any future product development efforts, we would require additional funding in order to develop and commercialize such product candidates, if any. We may seek to raise any necessary additional capital through a combination of public or private equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other marketing and distribution arrangements. The timing and amount of our future funding requirements would depend on many factors, including the following:

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

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Three Months Ended
	March 31,
(in thousands)	2025	2024
Net cash, cash equivalents, and restricted cash (used in) provided by:
Operating activities	$(32,519)	$(42,417)
Investing activities	42,736	8,651
Financing activities	5	152
Net increase (decrease) in cash, cash equivalents, and restricted cash	$10,222	$(33,614)

Cash Used in Operating Activities

For the three months ended March 31, 2025, net cash used in operating activities was $32.5 million, which consisted primarily of a net loss of $52.9 million and a net change of $9.5 million in our net operating assets and liabilities, partially offset by $29.9 million in non-cash charges. The net change in our operating assets and liabilities was primarily due to a decrease in net liabilities of $11.3 million due to payments related to clinical trials, lease payments and recognizing revenue from providing research and development services under the Sanofi Agreement. The non-cash charges primarily consisted of impairment of long-lived assets of $21.9 million, stock-based compensation expense of $5.5 million, depreciation expense of $2.3 million, lease expense of $1.1 million, partially offset by net premiums purchased and accretion of discounts on marketable securities of $0.9 million.

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

Cash Provided by Investing Activities

For the three months ended March 31, 2025, net cash provided by investing activities was $42.7 million, which primarily consisted of $57.2 million in maturities of marketable securities, partially offset by $14.4 million in purchases of marketable securities.

For the three months ended March 31, 2024, net cash provided by investing activities was $8.7 million, which consisted of $65.9 million in maturities of marketable securities, partially offset by $54.8 million in purchases of marketable securities and $2.5 million in purchases of property, plant, and equipment.

Cash Provided by Financing Activities

For the three months ended March 31, 2025, net cash provided by financing activities consisted of proceeds from the exercise of stock options.

For the three months ended March 31, 2024, net cash provided by financing activities was $0.2 million, which consisted primarily of proceeds from the exercise of stock options.

Contractual Obligations and Commitments

We have entered into leases for offices, laboratory, and manufacturing facilities in Mountain View, California, which includes our headquarters and main offices. Additionally, we have entered into a lease for office and laboratory space in Doylestown, Pennsylvania. As of March 31, 2025, future minimum lease commitments under these leases were $54.9 million. In April 2025, we made a total termination payment of $18.0 million as a result of the Termination Agreements, reducing our future minimum lease commitments by approximately $31.9 million.

In addition, we have entered into agreements in the normal course of business with CROs, CMOs and other vendors for research and development services for operating purposes, which are generally cancelable upon written notice.

Amounts related to contingent milestone payments in relation to our license agreements are not yet considered contractual obligations as they are contingent on the successful achievement of certain milestones. See Note 5 – License Agreements to our condensed financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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

Our critical accounting policies are described in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Use of Estimates” in our Annual Report on Form 10-K filed with the SEC on March 6, 2025. During the three months ended March 31, 2025, we added impairment of long-lived assets to our critical accounting policies as a result of the January 2025 Restructuring and the identification of certain triggering events. As such, we believe that the assumptions and estimates associated with our most critical accounting policies are those relating to revenue recognition, accrued research and development expenses, and impairment of long-lived assets. Our significant accounting policies are more fully described in Note 2 to our condensed financial statements appearing elsewhere in this Quarterly Report on 10-Q. Additionally, the impairment of long-lived assets policy is described as follows:

Impairment of Long-Lived Assets

At each reporting period, we evaluate the carrying value of long-lived assets, which include property and equipment, operating lease right-of-use assets and other long-lived assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets might not be fully recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset or asset group and its eventual disposition are less than its carrying amount. Impairment, if any, is measured as the amount by which the carrying amount of a long-lived asset exceeds its fair value and is allocated to the group impacted on a relative fair value basis.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Unless the context otherwise requires, any references to or discussion of "product candidates' in these Risk Factors refers to any product candidates that we may pursue in the future, if we decide to pursue any future product development efforts. Further, unless the context otherwise requires, any references to or discussion of "clinical trials," "preclinical studies," "clinical development," "preclinical development" or similar terms in these Risk Factors refer to any such clinical trials, preclinical studies, clinical development, or preclinical development that we may in the future conduct or otherwise pursue in the future, if we decide to pursue any such future product development efforts.

Risk Factor Summary

Our business operations are subject to numerous risks and uncertainties, including those outside of our control, that could cause our actual results to be harmed, including risks regarding the following:

▪
Our activities to evaluate and pursue potential strategic alternatives may not result in any definitive transaction or enhance stockholder value.
▪
We may not realize any additional value in a strategic transaction.
▪
If we are successful in completing a strategic transaction, we may be exposed to other operational and financial risks.
▪
If we fail to achieve the expected financial and operational benefits of our recent cash preservation activities, our business and financial results may be harmed.
▪
Our ability to consummate a strategic transaction depends on our ability to retain our employees required to consummate such transaction.
▪
We are not currently developing any product candidates. If, in the future, we do pursue product development efforts, we may not be successful in such efforts.
▪
We are not currently developing any product candidates, and we have not completed the development of any product candidates. If we are unable to discover and develop product candidates, advance product candidates through clinical development, obtain regulatory approval and commercialize one or more product candidates, our business will be materially adversely affected and we may never generate any product revenue.
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
▪
We and our third-party manufacturers have encountered and may in the future encounter difficulties in the production of our product candidates, and supply chain shortages have limited and may continue to limit our access to raw materials and other supplies. If we continue to encounter any such difficulties, our ability to manufacture drug substances or supply our product candidates for preclinical studies or clinical trials or, if approved, for commercial sale, could be further delayed or halted entirely.
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

Risks Related to Strategic Process and Potential Strategic Transaction

Our activities to evaluate and pursue potential strategic alternatives may not result in any definitive transaction or enhance stockholder value.

Following the announcement of the January 2025 Restructuring, we have begun evaluating and exploring a variety of strategic alternatives focused on maximizing stockholder value, including, but not limited to, our potential internal research and development opportunities, a merger, sale, other business combination, a strategic partnership with one or more parties, or the licensing, sale or divestiture of our assets. Our ability to successfully execute on a strategic alternative is dependent on a number of factors and we may not be able to execute upon a transaction or other strategic alternative upon favorable terms within an advantageous timeframe and recognize significant value for these assets, if at all. Additionally, the negotiation and consummation of a transaction or other strategic alternative may be costly and time-consuming. Any executed strategic alternative may not result in anticipated savings or other economic benefits, could result in total costs and expenses that are greater than expected, could make it more difficult to attract and retain qualified personnel and may disrupt our operations, each of which could have a material adverse effect on our business.

We may not realize any additional value in a strategic transaction.

The market capitalization of our company is below the value of our current cash, cash equivalents and investments. Potential counterparties in a strategic transaction involving our company may place minimal or no value on our assets, including our IgM platform. Further, the development and any potential commercialization of our product candidates would require substantial additional cash to fund the costs associated with conducting the necessary preclinical and clinical testing and obtaining regulatory approval. Consequently, any potential counterparty in a strategic transaction involving our company may choose not to spend the additional resources necessary to continue developing our product candidates and may attribute little or no value, in such a transaction, to those product candidates.

If we are successful in completing a strategic transaction, we may be exposed to other operational and financial risks.

Although there can be no assurance that a strategic transaction will result from the process we have undertaken to evaluate strategic alternatives, the negotiation and consummation of any such transaction will require significant time on the part of our management, and the diversion of management’s attention may disrupt the orderly operation of our business.

The negotiation and consummation of any such transaction may also require more time or greater cash resources than we anticipate and expose us to other operational and financial risks, including:

▪
increased near-term and long-term expenditures;
▪
exposure to unknown liabilities;
▪
higher than expected acquisition, disposition or integration costs;
▪
incurrence of substantial debt or dilutive issuances of equity securities to fund future operations;
▪
write-downs of assets or incurrence of non-recurring, impairment or other charges;
▪
difficulty and cost in combining the operations and personnel of any acquired business with our operations and personnel;
▪
impairment of relationships with key suppliers or customers of any acquired business due to changes in management and ownership;
▪
inability to retain key employees of our company or any acquired business; and
▪
possibility of future litigation.

Any of the foregoing risks could have a material adverse effect on our business, financial condition and prospects.

If we fail to achieve the expected financial and operational benefits of our recent cash preservation activities, our business and financial results may be harmed.

In connection with the 2024 Restructuring, January 2025 Restructuring and April 2025 Restructuring, we commenced reductions in workforce in September 2024, January 2025, and April 2025, respectively. The estimates of the costs we expect to incur, and the successful implementation of the restructuring activities pursuant to the cash preservation activities, are subject to a number of assumptions, risks and uncertainties, and actual results may differ from the above-described estimates. We may also incur additional costs not currently contemplated due to events that may occur as a result of, or that are associated with, the cash preservation activities. Restructuring activities may also result in a loss of continuity, accumulated knowledge and inefficiency during transitional periods and thereafter. In addition, restructurings can require a significant amount of time and focus from management and other employees, which may divert attention from our core business activities.

Our board of directors may decide to pursue a dissolution and liquidation. In such an event, the amount of cash available for distribution to our stockholders will depend heavily on the timing of such liquidation as well as the amount of cash that will need to be reserved for commitments and contingent liabilities.

There can be no assurance that a strategic transaction will be completed and our board of directors may decide to pursue a dissolution and liquidation. In such an event, the amount of cash available for distribution to our stockholders will depend heavily on the timing of such decision and, as with the passage of time the amount of cash available for distribution will be reduced as we continue to fund our operations. In addition, if our board of directors were to approve and recommend, and our stockholders were to approve, a dissolution and liquidation, we would be required under Delaware corporate law to pay our outstanding obligations, as well as to make reasonable provision for contingent and unknown obligations, prior to making any distributions in liquidation to our stockholders. As a result of this requirement, a portion of our assets may need to be reserved pending the resolution of such obligations and the timing of any such resolution is uncertain. In addition, we may be subject to litigation or other claims related to a dissolution and liquidation. If a dissolution and liquidation were pursued, our board of directors, in consultation with our advisors, would need to evaluate these matters and make a determination about a reasonable amount to reserve. Accordingly, holders of our common stock could lose all or a significant portion of their investment in the event of a liquidation, dissolution or winding up.

Our ability to consummate a strategic transaction depends on our ability to retain our employees required to consummate such transaction.

Our ability to consummate a strategic transaction depends upon our ability to retain our employees required to consummate such a transaction, and the loss of such employees’ services may adversely impact the ability to consummate such transaction. In January 2025 and April 2025, we implemented the January 2025 Restructuring and April 2025 Restructuring designed to substantially reduce our operating expenses while we evaluate strategic alternatives and reorganization options with the goal of maximizing value for our stockholders. Our cash conservation activities may yield unintended consequences, such as attrition beyond our planned reduction in workforce and reduced employee morale, which may cause remaining employees to seek alternative employment. Our ability to successfully complete a strategic transaction depends in large part on our ability to retain our remaining personnel. If we are unable to successfully retain our remaining personnel, we are at risk of a disruption to our exploration and consummation of strategic alternatives and reorganization options as well as business operations.

Risks Related to Our Business and the Development and Commercialization of Our Product Candidates

We are not currently developing any product candidates. If, in the future, we do pursue product development efforts, we may not be successful in such efforts.

We are not currently developing any product candidates. We are evaluating potential strategic alternatives and reorganization options with the goal of maximizing value for our stockholders. If, in the future, we decide to pursue product development efforts, the potential product candidates that we identify may not be suitable for clinical development, including as a result of being shown to have harmful side effects or other characteristics that indicate that they are unlikely to be products that will receive marketing approval, be competitive with alternatives, or otherwise achieve market acceptance. If we do not successfully develop and begin to commercialize product candidates, we will not be able to generate any product revenue, which would adversely affect business.

We are not currently developing any product candidates, and we have not completed the development of any product candidates. If we are unable to discover and develop product candidates, advance product candidates through clinical development, obtain regulatory approval and commercialize one or more of our product candidates, our business will be materially adversely affected and we may never generate any product revenue.

We are not currently developing any product candidates. Further, we have not completed the development of any product candidates. As a result, we are not currently permitted to market or sell any product candidates in any country, and we may never be able to do so in the future. If we decide to pursue any future product development efforts, such product candidates will require clinical development, evaluation of preclinical, clinical and manufacturing activities, marketing approval from government regulators, substantial investment and significant marketing efforts before we generate any revenues from product sales, if ever. We have limited experience in conducting and managing the clinical trials necessary to obtain regulatory approvals. Our ability to generate product revenue and achieve and sustain profitability depends on, among other things, discovering and developing product candidates and obtaining regulatory approvals for such product candidates, for which there are many factors that are wholly or partially beyond our control, including clinical advancement, the regulatory submission process and changes in the competitive landscape.

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

The development and commercialization of drugs and therapeutic biologics is highly competitive and subject to rapid and significant technological change. If we decide to pursue any future product development efforts, we may develop biotherapeutics that would compete with other drugs and therapies that currently exist or are being developed in the segments of the pharmaceutical, biotechnology and other related markets. Product candidates we may develop in the future are also likely to face competition from other drugs and therapies, some of which we may not currently be aware. We may have competitors both in the United States and internationally, including major multinational pharmaceutical companies, established biotechnology companies, specialty pharmaceutical companies, universities, academic institutions, government agencies and other public and private research organizations that conduct research, seek patent protection and establish collaborative arrangements for the research, development, manufacturing and commercialization of autoimmune and inflammation therapies. Many of our competitors would have significantly greater financial, manufacturing, marketing, drug development, technical and human resources and commercial expertise than we do. Large pharmaceutical companies, in particular, have extensive experience in clinical testing, obtaining regulatory approvals, recruiting patients and in manufacturing pharmaceutical products. These companies also have significantly greater research and marketing capabilities than we do and may also have products that have been approved or are in late stages of development and collaborative arrangements in our target markets with leading companies and research institutions. Established pharmaceutical companies may also invest heavily to accelerate discovery and development of novel compounds or to in-license novel compounds that could make our product candidates obsolete. As a result of all of these factors, our competitors may succeed in obtaining patent protection or FDA or other regulatory approval or discovering, developing and commercializing products in our field before we do.

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

Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These competitors also compete with us in recruiting and retaining qualified scientific and management personnel, establishing clinical trial sites and enrolling subjects for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs. In addition, the biotechnology industry is characterized by rapid technological change. If we fail to be at the forefront of technological change, we may be unable to compete effectively. Technological advances or products developed by our competitors may render our technologies or product candidates obsolete, less competitive or not economical.

We and our third-party manufacturers have encountered and may in the future encounter difficulties in the production of product candidates, and supply chain shortages have limited and may continue to limit access to raw materials and other supplies. Should we encounter any such difficulties, our ability to manufacture drug substance or supply our product candidates for preclinical studies or future clinical trials or, if approved, for commercial sale, could be further delayed or halted entirely.

IgM antibodies have historically been particularly difficult to manufacture and CMOs have limited experience in the manufacturing of IgM antibodies. The process of manufacturing our product candidates has historically been extremely susceptible to product loss due to contamination, equipment failure or improper installation or operation of equipment, vendor or operator error, contamination and inconsistency in yields, variability in product characteristics, difficulties in scaling the production process and shipping issues. Even minor deviations from normal manufacturing processes could result in reduced production yields, product defects and other supply disruptions. For example, because of supply chain constraints and staffing issues at one of our CMOs, we previously had to adjust the anticipated filing date of our IND application for one of our clinical candidates. If microbial, viral or other contaminations are discovered in our product candidates or in the manufacturing facilities in which our product candidates are made, such manufacturing facilities may need to be closed for an extended period of time to investigate and remedy the contamination, and we could be subject to sanctions, restrictions on the product candidate or on the manufacturing facilities, product liability claims or other adverse consequences, any of which could significantly and adversely affect supplies of our product candidates and harm our business and results of operations. If we decide to pursue any future product development efforts, any interruption in the supply of clinical drug product from any cause could adversely affect the timing, enrollment and scope of any future clinical trials.

We may expend our limited resources to pursue product candidates or indications that do not yield a successful product and fail to capitalize on product candidates or indications that may be more profitable or for which there is a greater likelihood of success.

Due to the significant resources required for the development of programs, we must focus our programs on specific product candidates and indications and decide which product candidates to pursue and advance and the amount of resources to allocate to each. Our decisions concerning the allocation of research, development, collaboration, management and financial resources toward particular product candidates or indications may not lead to the development of any viable commercial product and may divert resources away from better opportunities. For example, in December 2023 we announced the deprioritization of all hematologic oncology clinical development and the clinical development of our targeted cytokine product candidate. Further, in September 2024, we committed to the 2024 Restructuring, and in 2025, we committed to the January 2025 Restructuring, pursuant to which we suspended clinical development activities for aplitabart and other oncology candidates and imvotamab and IGM-2644, respectively. These decisions or potential future decisions to delay, terminate or collaborate with third parties in respect of certain programs may subsequently also cause us to miss valuable opportunities. If we make incorrect determinations regarding the viability or market potential of any of our programs or product candidates or misread trends in the treatment of autoimmune or inflammatory diseases or the biotechnology industry, our business, financial condition and results of operations could be materially adversely affected. As a result, we may fail to capitalize on viable commercial products or profitable market opportunities, fail to recoup our research and development and other investments in the clinical programs we have selected, be required to forego or delay pursuit of opportunities with other product candidates or other indications that may later prove to have greater commercial potential than those we choose to pursue, or relinquish valuable rights to such product candidates through collaboration, licensing or other royalty arrangements in cases in which it would have been advantageous for us to invest additional resources to retain sole development and commercialization rights.

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

Any failure or significant delay in commencing or completing clinical trials for our product candidates, any failure to obtain positive results from clinical trials, any safety concerns related to our product candidates, or any requirement to conduct additional clinical trials or other testing of our product candidates beyond those that we may in the future contemplate would adversely affect our ability to obtain regulatory approval and our commercial prospects and ability to generate product revenue will be diminished.

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

We may be unsuccessful, in obtaining or may be unable to maintain the benefits associated with, orphan drug designation for any future product candidates that we may develop. If our competitors are able to obtain orphan product exclusivity for their products in specific indications, we may not be able to have competing products approved in those indications by the applicable regulatory authority for a significant period of time.

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

We have historically focused our product candidate development on therapeutic IgM antibodies in autoimmune and inflammatory diseases. If we decide to pursue any future product development efforts, our projections of addressable patient populations that have the potential to benefit from treatment with any future product candidates would be based on estimates. Such estimates would be derived from a variety of sources, including scientific literature, surveys of clinics, physician interviews, patient foundations and market research, and may prove to be incorrect. Further, new developments, such as the development of vaccines or new therapeutics, may change the estimated incidence or prevalence of the diseases targeted by such future programs. The number of patients may turn out to be lower than expected. If any of the foregoing estimates are inaccurate, the market opportunities for any of our future product candidates could be significantly diminished and have an adverse material impact on our business.

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

Even if we receive regulatory approval to commercialize any product candidates, we will be subject to ongoing regulatory obligations and continued regulatory review, which will result in significant additional expense.

Any regulatory approvals that we receive for any product candidates may be subject to limitations on the approved indicated uses for which the product may be marketed or subject to certain conditions of approval, and may contain requirements for potentially costly post-approval trials, including Phase 4 clinical trials, and surveillance to monitor the safety and efficacy of the marketed product.

For any approved product, we will be subject to ongoing regulatory obligations and extensive oversight by regulatory authorities, including with respect to manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion and recordkeeping for the product. These requirements include submissions of safety and other post-approval information and reports, as well as continued compliance with good manufacturing practice (cGMP) and current good clinical practices (cGCP) for any clinical trials that we conduct post-approval. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in, among other things:

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

Under the American Rescue Plan Act of 2021, the statutory cap on Medicaid Drug Rebate Program rebates that manufacturers pay to state Medicaid programs was eliminated. Elimination of this cap may require pharmaceutical manufacturers to pay more in rebates than it receives on the sale of products, which could have a material impact on our business. In August 2022, Congress passed the IRA, which includes prescription drug provisions that have significant implications for the pharmaceutical industry and Medicare beneficiaries, including allowing the federal government to negotiate a maximum fair price for certain high-priced single source Medicare drugs, imposing penalties and excise tax for manufacturers that fail to comply with the drug price negotiation requirements, requiring inflation rebates for all Medicare Part B and Part D drugs, with limited exceptions, if their drug prices increase faster than inflation, and redesigning Medicare Part D to reduce out-of-pocket prescription drug costs for beneficiaries, among other changes. Under the Medicare price negotiation provisions, only high-expenditure single-source drugs that have been approved for at least 7 years (11 years for single-source biologics) qualify for negotiation, with the negotiated price taking effect two years after the selection year. For 2026, the first year in which negotiated prices become effective, CMS selected 10 high-cost Medicare Part D drugs in 2023, negotiations began in 2024, and the negotiated maximum fair price for each drug has been announced. CMS has selected 15 additional Medicare Part D drugs for negotiated maximum fair pricing in 2027. For 2028, up to an additional 15 drugs, which may be covered under either Medicare Part B or Part D, will be selected, and for 2029 and subsequent years, up to 20 additional Part B or Part D drugs will be selected. Various pharmaceutical companies have initiated lawsuits against the federal government asserting that the price negotiation provisions of the IRA are unconstitutional. With the Supreme Court's overturn of the Chevron doctrine, the IRA as well as other administration decisions of HHS, including those of the CMS, may be subject to increased litigation and judicial scrutiny. The full impact of these judicial challenges as well as future legislative, executive, and administrative actions and agency rules implemented by the government on us and the pharmaceutical industry as a whole is unclear. Additionally, on May 12, 2025, the current administration issued an executive order entitled, "Delivering Most-Favored Nation Prescription Drug Pricing to American Patients," which, among various proposals, directs the HHS to facilitate direct-to-consumer purchasing programs for pharmaceutical manufacturers that sell their products to American patients at the most-favored-nation price and to propose a rulemaking plan to impose most-favored-nation pricing, including most-favored-nation pricing targets to bring U.S. drug prices in line with the prices of comparably developed nations. The implementation of these and other cost containment measures, including the prescription drug provisions under the IRA, as well as other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our product candidates if approved. Uncertainties created by the IRA and other cost containment measures, including most-favored-nation pricing and international reference drug pricing, may negatively impact potential investments, company valuation, royalty-based earnings, mergers and acquisitions in our industry. Further, many states have proposed or enacted legislation and administrative actions that seek to indirectly or directly regulate pharmaceutical drug pricing, such as by requiring biopharmaceutical manufacturers to publicly report proprietary pricing information or to place a maximum price ceiling on pharmaceutical products purchased by state agencies. The FDA has authorized the state of Florida to develop Section 804 Importation Programs to import certain prescription drugs from Canada for a limited period of time to help reduce drug costs, provided that Florida’s Agency for Health Care Administration meets the requirements set forth by the FDA. Other states may follow Florida. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could affect the prices we may obtain for any of our product candidates for which we may obtain regulatory approval or the frequency with which any such product candidate, if approved, is prescribed or used. Complying with any new legislation and regulatory changes could be time-intensive and expensive, resulting in a material adverse effect on our business.

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

Inadequate funding for or other disruptions to the FDA, the SEC and other government agencies could hinder their ability to hire and retain key leadership and other personnel, prevent new products and services from being developed or commercialized in a timely manner or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely, which could negatively impact our business.

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

Further, under the new leadership at the HHS under the current administration, agency reorganization, departure of high-profile regulators at the FDA, layoffs due to the reduction in force initiative may impact the normal operations at the FDA as well as other federal agencies. The FDA may lack adequate staff and resources to meet current review, approval, and inspection schedules, which could delay our anticipated timelines. It is unclear how our industry and our clinical programs will be impacted by policies and regulations implemented under the current administration. There is significant uncertainty in the industry and how federal agencies like the FDA will change in the coming years under the current administration. To the extent the agency reorganization and other agency changes lead to disruptions in the FDA’s operations, including changes resulting from executive orders; freeze on hiring, federal funding for research, and external communications; layoffs; return-to-office policies, and changes in funding for certain programs at the FDA, correspondence and regulatory review processes with the FDA may be materially delayed.

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

In particular, there is currently significant uncertainty about the future relationship between the United States and various other countries, most significantly China, with respect to trade policies, treaties, tariffs, taxes, and other limitations on cross-border operations. The U.S. government has made and continues to make significant additional changes in U.S. trade policy and may continue to take future actions that could negatively impact U.S. trade. For example, legislation has been introduced in Congress to limit certain U.S. biotechnology companies from using equipment or services produced or provided by select Chinese biotechnology companies, and others in Congress have advocated for the use of existing executive branch authorities to limit those Chinese service providers’ ability to engage in business in the U.S. Further, the current U.S. presidential administration has imposed new tariffs on countries globally, including, among others, Canada, Mexico, and China. In response to such tariffs, retaliatory tariffs have, and may in the future, be imposed on certain U.S. goods. We cannot predict what actions may ultimately be taken with respect to trade relations between the United States and China or other countries, what products and services may be subject to such actions or what actions may be taken by the other countries in retaliation. If we are unable to obtain or use services from existing service providers or become unable to export or sell our products to any of our customers or service providers, our business, liquidity, financial condition, and/or results of operations would be materially and adversely affected.

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

Risks Related to Our Financial Position and Need for Additional Capital

We have incurred significant losses since inception and anticipate that we will continue to incur losses for the foreseeable future. We are not currently developing any product candidates, we have no products approved for commercial sale, and to date we have not generated any revenue or profit from product sales. We may never achieve or sustain profitability.

We have incurred significant losses since our inception. Our net loss for the three months ended March 31, 2025 was $52.9 million. As of March 31, 2025, our accumulated deficit was approximately $1.1 billion. Historically we have financed our operations primarily through the sale of equity and debt securities as well as funding received from our collaboration partners. We do not generate any revenue from product sales and, if we decide to pursue any future product development efforts, we will require substantial additional investment before such efforts would result in any revenue, if ever.

Because of the numerous risks and uncertainties associated with drug development, if we decide to pursue any future product development efforts, we may be unable to accurately predict the timing or amount of our expenses or when, or if, we would be able to generate product revenue or achieve profitability.

Drug development is a highly speculative undertaking and involves a substantial degree of uncertainty. We have never generated any revenue from product sales and may never be profitable. Our ability to generate revenue and achieve profitability depends significantly on our ability to achieve a number of objectives.

Since the commencement of our operations, we have focused substantially all of our resources on conducting research and development activities, including drug discovery, preclinical studies and clinical trials, establishing and maintaining our intellectual property portfolio, the manufacturing of clinical and research material, developing our in-house manufacturing capabilities, hiring personnel, raising capital and providing general and administrative support for these operations. Since 2010, such activities were exclusively related to the research, development and manufacture of IgM antibodies and to building our proprietary IgM antibody technology platform. We are not currently developing any product candidates. We do not anticipate generating revenue from sales of products for the foreseeable future.

If we decide to pursue any future product development efforts, we must succeed in developing and commercializing product candidates with significant market potential to generate product revenue and become and remain profitable. This would require us to be successful in a range of challenging activities, including:

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

If we decide to pursue any future product development efforts, we will require substantial additional funding to finance our operations, which may not be available to us on acceptable terms, or at all, and, if not available, may require us to delay, scale back or cease our product development programs or operations.

Developing drug products, including conducting preclinical studies and clinical trials, is expensive. If we decide to pursue any future product development efforts, we will be required to conduct clinical trials for each indication for each of our product candidates, which will increase our expenses. We will continue to require additional funding to complete the development and commercialization of our product candidates, to continue to advance our discovery programs, to expand our manufacturing facilities and to satisfy additional costs that we have incurred and expect to continue to incur in connection with operating as a public company. Such funding may not be available on acceptable terms or at all.

As of March 31, 2025, we had $152.1 million in cash, cash equivalents, and marketable securities. We believe that our existing cash, cash equivalents, and marketable securities will enable us to fund our operating expenses and capital expenditure requirements for at least one year past the issuance date of the condensed financial statements included elsewhere in this Quarterly Report on Form 10-Q. Our estimate as to how long we expect our cash, cash equivalents, and marketable securities to be able to continue to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned. In addition, because successful development of our product candidates is uncertain, we are unable to estimate the actual funds we will require to complete research and development and to commercialize our product candidates.

If we decide to pursue any future product development efforts, our future funding requirements would depend on many factors, including but not limited to:

▪
the initiation, scope, rate of progress, results and cost of preclinical studies, clinical trials and other related activities for our product candidates;
▪
the costs associated with manufacturing product candidates and establishing commercial supplies and sales, marketing and distribution capabilities;
▪
the timing and cost of capital expenditures to support research, development and manufacturing efforts;
▪
the number and characteristics of product candidates that we pursue;
▪
the costs, timing and outcome of seeking and obtaining FDA and non-U.S. regulatory approvals;
▪
our ability to maintain, expand and defend the scope of our intellectual property, including the amount and timing of any payments we may be required to make in connection with the licensing, filing, defense and enforcement of any patents or other intellectual property rights;
▪
the timing, receipt and amount of sales from potential products;
▪
our need and ability to hire management, scientific and medical personnel;
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

Until we can generate enough product revenue to finance our cash requirements, which we may never do, we expect to finance future cash needs primarily through one or more public and private equity offerings, debt financings and strategic partnerships. We do not have any committed external source of funds. If sufficient funds on acceptable terms are not available when needed, or at all, we could be forced to significantly reduce operating expenses and delay, scale back or eliminate one or more clinical or discovery programs or our business operations.

Unstable market and economic conditions may have serious adverse consequences on our business and financial condition.

Global credit and financial markets have experienced extreme disruptions at various points over the last few decades, characterized by diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. For example, ongoing armed conflicts have created volatility in the capital markets and are expected to have further global economic consequences. If another such disruption in credit and financial markets and deterioration of confidence in economic conditions occurs, our business may be adversely affected. If the equity and credit markets were to deteriorate significantly in the future, it may make any necessary debt or equity financing more difficult to complete, more costly, and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our strategy, financial performance and share price and could require us to delay or abandon any development or commercialization plans. In addition, there is a risk that one or more of our service providers, manufacturers or other partners would not survive or be able to meet their commitments to us under such circumstances, which could directly affect our ability to attain our operating goals on schedule and on budget.

At March 31, 2025, we had $152.1 million of cash, cash equivalents, and marketable securities. While we are not aware of any downgrades, material losses, or other significant deterioration in the fair value of our cash equivalents or marketable securities since March 31, 2025, no assurance can be given that further deterioration of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents or our ability to meet our objectives. Furthermore, our stock price may decline due in part to the volatility of the stock market and general economic downturn.

Risks Related to Managing Our Operations

We may need to grow our organization in the future, and we may experience difficulty in managing this growth, if any, which could disrupt our operations.

As of March 31, 2025, we had 54 full-time employees. In December 2023, we commenced a reduction in our workforce as part of our 2023 Restructuring. We commenced further reductions in our workforce in September 2024 as part of our commitment to the 2024 Restructuring, in January 2025 as part of our commitment to the January 2025 Restructuring, and in April 2025 as part of our commitment to the April 2025 Restructuring. We are evaluating potential strategic alternatives and reorganization options with the goal of maximizing value for our stockholders. As our development plans and strategies develop, we may again need to expand our employee base for managerial, operational, financial and other resources. Additionally, if any future product candidates and discovery programs enter and advance through preclinical studies and any clinical trials, we will need to expand our research, development, manufacturing, regulatory and sales and marketing capabilities or contract with other organizations to provide these capabilities for us. Future growth would impose significant added responsibilities on members of management, including the need to identify, recruit, maintain, motivate and integrate additional employees. Also, our management may need to divert a disproportionate amount of their attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage any future expansion of our operations, which may result in weaknesses in our infrastructure, give rise to operational errors, loss of business opportunities, loss of employees and reduced productivity amongst remaining employees. Any future growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of additional product candidates and discovery programs. If our management is unable to effectively manage any future growth, our expenses may increase more than expected, our ability to generate or grow revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize any product candidates and compete effectively with others in our industry will depend on our ability to effectively expand our organization and manage any future growth.

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

Our operations, and those of our CROs, clinical trial sites, suppliers, regulators, and other third parties with whom we engage, could be subject to natural disasters, power outages, telecommunications failures, failures or breaches of information technology systems, epidemics, pandemics, and other natural or man-made disasters or business interruptions. The occurrence of any of these business disruptions could seriously harm our operations and financial condition and increase our costs and expenses. Our ability to obtain clinical supplies of any future product candidates could be disrupted if the operations of these suppliers are affected by a man-made or natural disaster or other business interruption. We cannot presently predict the scope and severity of any potential business shutdowns or disruptions, but if we or any of the third parties with whom we engage, including the suppliers, CROs, clinical trial sites, regulators and other third parties with whom we conduct business, were to experience shutdowns or other business disruptions, our ability to conduct our business in the manner and on the timelines presently planned could be materially and negatively impacted.

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

While we historically operated a cGMP manufacturing facility for the manufacture of clinical trial drug materials, following the January 2025 Restructuring, we suspended its operations. We expect to rely on third parties to manufacture some or all of any future product candidates. As a result of supply chain constraints and staffing issues at one of our contract manufacturers, we previously adjusted the anticipated filing date of our IND application for one of our former clinical candidates. In addition, we have relied on a third-party contract research organization for the conduct of clinical assays and we have experienced, and may in the future experience, delays and interruptions, as well as quality and design errors, in this supply of information to us. If we are unable to arrange for and maintain such third-party manufacturing and analytical sources that are capable of meeting regulatory standards, or fail to do so on commercially reasonable terms, we may not be able to successfully produce sufficient supply of product candidate or clinical sample analysis data, or we may be delayed in doing so. If we are unable to arrange for and maintain such third-party manufacturing sources that are capable of meeting regulatory standards, or fail to do so on commercially reasonable terms, we may not be able to successfully produce sufficient supply of product candidate or we may be delayed in doing so. A loss of supply of our product candidates or combination agents, for any reason, including as a result of manufacturing, supply or storage issues, damaged shipments, or otherwise, could result in us experiencing further delays, or disruptions, suspensions or terminations of, or being required to restart or repeat, any future clinical trials. Such failure or substantial delay or loss of supply could materially harm our business.

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

Dependence upon others for the manufacture of any future product candidates may adversely affect our future profit margins and our ability to commercialize any product candidates that receive marketing approval on a timely and competitive basis.

In some cases, the technical skills or technology required to manufacture product candidates may be unique or proprietary to the original manufacturer, we may have difficulty transferring such skills or technology to another third party and a feasible alternative many not exist. These factors would increase our reliance on such manufacturer or require us to obtain a license from such manufacturer in order to have another third party manufacture such product candidates. If we are required to change manufacturers for any reason, we will be required to verify that the new manufacturer maintains facilities and procedures that comply with quality standards and with all applicable regulations and guidelines. The delays associated with the verification of a new manufacturer could negatively affect our ability to develop product candidates in a timely manner or within budget.

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

We have in the past and may in the future determine, including as part of our evaluation of strategic alternatives and reorganization options, to collaborate with pharmaceutical and biotechnology companies for development and potential commercialization of therapeutic products. For example, we previously entered into a collaboration with Sanofi for the development and potential commercialization of certain therapeutic products, and, in May 2025, we announced the termination of the Sanofi Agreement. The competition for strategic partners is intense. Our ability to reach a definitive agreement for collaboration will depend, among other things, upon our assessment of the strategic partner’s resources and expertise, the terms and conditions of the proposed collaboration and the proposed strategic partner’s evaluation of a number of factors. These factors may include the design or results of future clinical trials, the likelihood of approval by the FDA or comparable foreign regulatory authorities, the potential market for the subject product candidate, the costs and complexities of manufacturing and delivering such product candidate to patients, the potential of competing products, the existence of uncertainty with respect to our ownership of technology, which can exist if there is a challenge to such ownership without regard to the merits of the challenge, and industry and market conditions generally. The strategic partner may also consider alternative product candidates or technologies for similar indications that may be available for collaboration and whether such collaboration could be more attractive than the one with us for our product candidate.

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

Risks Related to Our Intellectual Property

If we decide in the future to pursue product development efforts, our commercial success will depend significantly on our ability to operate without infringing the patents and other proprietary rights of third parties.

If we decide in the future to pursue product development efforts, our success will depend in part on our ability to operate without infringing the proprietary rights of third parties. Other entities may have or may obtain patents or proprietary rights that could limit our ability to make, use, sell, offer for sale or import our future approved products or impair our competitive position.

Our future research, development and commercialization activities, if any, may be subject to claims that we infringe or otherwise violate patents or other intellectual property rights owned or controlled by third parties. We are aware of third-party patents and patent applications containing claims directed to most of our former areas of product development, which patents and applications could potentially be construed to cover our prior product candidates and the use thereof to treat patients. As the biotechnology and pharmaceutical industries expand and more patents are issued, the risk increases that we may be subject to claims of infringement of the patent rights of third parties. There is no assurance that third-party patents or patent applications of which we are aware may not ultimately be found to limit our ability to make, use, sell, offer for sale, or import any future approved products or impair our competitive position, even though we do not believe they are relevant to our business. Patents that we may ultimately be found to infringe could be issued to third parties. Third parties may have or obtain valid and enforceable patents or proprietary rights that could block us from developing product candidates using our technology. These patents may not expire before we receive marketing authorization for our future product candidates, and they could delay the commercial launch of one or more future products. If our products were to be found to infringe any such patents, and we were unable to invalidate those patents, or if licenses for them are not available on commercially reasonable terms, or at all, our business, financial condition, and results of operations could be materially harmed. Furthermore, even if a license is available, it may be non-exclusive, which could result in our competitors gaining access to the same intellectual property. Our failure to maintain a license to any technology that we require may also materially harm our business, financial condition, and results of operations, and we would be exposed to a threat of litigation.

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

We in-licensed certain patent rights and proprietary technology from third parties that were important to our discovery platform and development of our prior product candidates. For example, we have in the past in-licensed certain antibody binding domains, as well as the technology for discovering antibody binding domains, for our discovery and clinical development programs from third parties.

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

In addition, the agreements under which we may license intellectual property or technology from or to third parties are often complex, and certain provisions in such agreements may be susceptible to multiple interpretations. The resolution of any contract interpretation disagreement that may arise could narrow what we believe to be the scope of our rights to the relevant intellectual property or technology, or increase what we believe to be our financial or other obligations under the relevant agreement, either of which could have a material adverse impact on our business and ability to achieve profitability. Moreover, if disputes over intellectual property that we may license prevent or impair our ability to maintain any licensing arrangements on commercially acceptable terms, we may be unable to successfully develop and commercialize any affected product candidates, which could have a material adverse effect on our business and financial conditions.

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

Even after they have issued, our patents and any patents that we license may be challenged, narrowed, invalidated, or circumvented. If our patents are invalidated or otherwise limited or will expire prior to the commercialization of our product candidates, other companies may be better able to develop products that compete with ours, which could adversely affect our competitive business position, business prospects and financial condition. In addition, if the breadth or strength of protection provided by our patents and patent applications is threatened, it could dissuade companies from collaborating with us to license, develop or commercialize future product candidates.

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

We employ individuals who were previously or concurrently employed at research institutions and/or other biotechnology or pharmaceutical companies, including our competitors or potential competitors. We may be subject to claims that these employees, or we, have inadvertently or otherwise used or disclosed trade secrets or other proprietary information of their former employers, or that patents and applications we have filed to protect inventions of these employees, even those related to one or more of our product candidates, are rightfully owned by their former or concurrent employer. Litigation may be necessary to defend against these claims. If we fail in defending such claims, in addition to paying monetary damages, trade secrets or other proprietary information could be awarded to a third party, and we could be required to obtain a license from such third party to commercialize our technology or products. Such license may not be available on commercially reasonable terms or at all. A loss of key research personnel or their work product could limit our ability to commercialize, or prevent us from commercializing, our future technologies or product candidates, which could materially harm our business. Even if we are successful in defending against these claims, litigation could result in substantial costs and be a distraction to management.

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

The prosecution of certain patent applications and the maintenance and enforcement of certain patents that relate to our product candidates may be controlled by our licensors or licensees. Although we may, under such arrangements, have rights to consult with our strategic partners on actions taken as well as back-up rights of prosecution and enforcement, we have in the past and may in the future relinquish rights to prosecute and maintain patents and patent applications within our portfolio as well as the ability to assert such patents against infringers.

If any licensee or licensor with rights to prosecute, assert or defend patents related to our product candidates fails to appropriately prosecute and maintain patent protection for patents covering any of our product candidates, or if patents covering any of our product candidates are asserted against infringers or defended against claims of invalidity or unenforceability in a manner which adversely affects such coverage, our ability to develop and commercialize any such product candidate may be adversely affected and we may not be able to prevent competitors from making, using and selling competing products.

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

Filing, prosecuting and defending patents on product candidates in all countries throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the United States can be less extensive than those in the United States. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the United States. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the United States, or from selling or importing products made using our inventions in and into the United States or other jurisdictions. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and further, may export otherwise infringing products to territories where we have patent protection, but enforcement is not as strong as that in the United States. These products may compete with our future products, if any, and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing. Recent United States Supreme Court cases have narrowed the scope of what is considered patentable subject matter, for example, in the areas of software and diagnostic methods involving the association between treatment outcome and biomarkers. This could impact our ability to patent certain aspects of our technology in the United States.

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

▪
commencement or termination of collaborations for our programs; for instance, without limitation, our announcement of the termination of the Sanofi Agreement in May 2025;
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

As of March 31, 2025, stockholders with ownership equal to 5% or more of our outstanding capital stock and their respective affiliates, beneficially owned a majority of the shares of our outstanding capital stock. Accordingly, our principal stockholders will be able to control most matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, including mergers and sales of all or substantially all of our assets. The interests of these principal stockholders may not always coincide with your interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders. For example, our concentration of ownership could have the effect of delaying or preventing a change in control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could cause the market price of our common stock to decline or prevent our stockholders from realizing a premium over the market price for their shares of our common stock.

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

We have incurred and will continue to incur significant costs as a result of operating as a public company, and our management has devoted and will continue to devote substantial time to corporate governance standards.

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

We have never paid any dividends on our capital stock, and we have no current plans to pay cash dividends on our capital stock for the foreseeable future. As a result, capital appreciation, if any, will be the sole source of gain on any investment in our common stock for the foreseeable future. Investors seeking cash dividends should not invest in our common stock.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

During the quarter ended March 31, 2025, none of our directors or officers (as defined in Section 16 of the Securities Exchange Act of 1934, as amended) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K.

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

IGM Biosciences, Inc.

Date: May 13, 2025	By:	/s/ Mary Beth Harler
Mary Beth Harler, M.D.
Chief Executive Officer and Director (Principal Executive Officer)

Date: May 13, 2025	By:	/s/ Misbah Tahir
Misbah Tahir
Chief Financial Officer (Principal Financial Officer)

Date: May 13, 2025	By:	/s/ Steven Weber
Steven Weber
Senior Vice President, Corporate Controller (Principal Accounting Officer)