Form 10-Q
period 2025-06-30
IGM Biosciences, Inc.
filed 2025-07-31
CIK 1496323

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 001-39045

IGM Biosciences, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	77-0349194
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
Address Not Applicable[1]	Zip Code Not Applicable[1]
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (650) 965-7873

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	IGMS	The Nasdaq Global Select Market

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

As of July 25, 2025, the registrant had 36,593,204 shares of common stock, $0.01 par value per share, and 23,699,483 shares of non-voting common stock, $0.01 par value per share, outstanding.

1 IGM Biosciences, Inc. (the “Registrant”) terminated its lease agreements for all existing office space. Accordingly, the Registrant does not maintain headquarters. For purposes of compliance with applicable requirements of the Securities Act of 1933, as amended, and Securities Act of 1934, as amended, any stockholder communication required to be sent to the Registrant’s principal executive offices may be directed to IGM Biosciences, Inc., 3 East Third Avenue, Suite 200, San Mateo, CA 94401.

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

In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will” or “would,” or the negative of these terms or other similar expressions. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about: our ability to successfully consummate the transaction contemplated pursuant to the Merger Agreement (defined below) or, if we are not successful in consummating such transaction, our ability to successfully identify and implement any other strategic alternative; the expected timing of the closing of the transaction contemplated pursuant to the Merger Agreement; the implementation of our strategic plans, including our expectations regarding the 2024 Restructuring (defined below) the January 2025 Restructuring (defined below), and the April 2025 Restructuring (defined below); our expectations regarding the impact of macroeconomic conditions, such as inflation, supply chain disruptions and economic volatility; our expectations regarding the impact of health epidemics, such as the COVID-19 pandemic, and other catastrophic events; our anticipated use of our existing resources; our estimates regarding expenses, future revenue, capital requirements and needs for additional financing and our ability to obtain additional capital if we decide to pursue any future product development efforts; the sufficiency of our existing cash, cash equivalents, and marketable securities to fund our future operating expenses and capital expenditure requirements; our expectations regarding the impact of recently issued accounting standards; our ability to retain the continued service of our key personnel and to identify, hire and retain additional qualified professionals if we decide to pursue any future product development efforts; the scope of protection we are able to establish and maintain for intellectual property rights; our ability to contract with third-party suppliers and manufacturers and their ability to perform adequately if we decide to pursue any future product development efforts; if we decide to pursue any future product development efforts, developments relating to our competitors and our industry, including competing product candidates and therapies; and the ability of any future clinical trials to demonstrate the safety and efficacy of product candidates, and other positive results, if we decide to pursue any future product development efforts.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

IGM Biosciences, Inc.

Condensed Balance Sheets

(Unaudited)

(in thousands, except share and per share data)

	June 30,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$30,649	$26,495
Restricted cash	—	167
Marketable securities	73,657	157,292
Prepaid expenses and other current assets	2,684	9,666
Total current assets	106,990	193,620
Property, plant and equipment, net	—	32,509
Operating lease right-of-use assets	—	38,524
Other non-current assets	—	1,059
Total assets	$106,990	$265,712

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,398	$983
Accrued liabilities	3,662	26,883
Lease liabilities	—	7,121
Deferred revenue	—	2,651
Total current liabilities	6,060	37,638
Lease liabilities, non-current	—	38,065
Deferred revenue, non-current	—	141,471
Other liabilities, non-current	—	366
Total liabilities	6,060	217,540
Commitments and contingencies (Note 5)

Stockholders' equity:
Preferred stock, $0.01 par value; 200,000,000 shares authorized as of June 30, 2025 and December 31, 2024; no shares issued and outstanding as of June 30, 2025 and December 31, 2024	—	—
Common stock, $0.01 par value; 1,000,000,000 shares authorized as of June 30, 2025 and December 31, 2024; 34,806,942 and 34,263,707 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	347	342
Non-voting common stock, $0.01 par value; 200,000,000 shares authorized as of June 30, 2025 and December 31, 2024; 25,386,983 shares issued and outstanding as of June 30, 2025 and December 31, 2024	254	254
Additional paid-in-capital	1,072,666	1,064,454
Accumulated other comprehensive income	8	159
Accumulated deficit	(972,345)	(1,017,037)
Total stockholders’ equity	100,930	48,172
Total liabilities and stockholders’ equity	$106,990	$265,712

The accompanying notes are an integral part of these unaudited condensed financial statements.

IGM Biosciences, Inc.

Condensed Statements of Operations

(Unaudited)

(in thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Collaboration revenue	$143,623	$1,254	$144,122	$1,751

Operating expenses:
Research and development	5,863	41,962	28,200	85,777
General and administrative	9,581	10,649	20,630	21,187
Impairment and disposal of long-lived assets	31,917	—	53,806	—
Total operating expenses	47,361	52,611	102,636	106,964
Income (loss) from operations	96,262	(51,357)	41,486	(105,213)

Other income:
Interest income	1,322	3,455	3,206	7,495
Total other income	1,322	3,455	3,206	7,495
Net income (loss)	$97,584	$(47,902)	$44,692	$(97,718)

Earnings (loss) per share
Basic	$1.59	$(0.79)	$0.73	$(1.62)
Diluted	$1.58	$(0.79)	$0.72	$(1.62)
Weighted-average common shares outstanding, basic	61,462,957	60,434,161	61,313,689	60,274,285
Weighted-average common shares outstanding, diluted	61,751,283	60,434,161	61,816,099	60,274,285

The accompanying notes are an integral part of these unaudited condensed financial statements.

IGM Biosciences, Inc.

Condensed Statements of Comprehensive Income (Loss)

(Unaudited)

(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Net income (loss)	$97,584	$(47,902)	$44,692	$(97,718)
Other comprehensive loss:
Unrealized loss on marketable securities	(77)	(67)	(151)	(346)
Comprehensive income (loss)	$97,507	$(47,969)	$44,541	$(98,064)

The accompanying notes are an integral part of these unaudited condensed financial statements.

IGM Biosciences, Inc.

Condensed Statements of Stockholders’ Equity

(Unaudited)

(in thousands, except share amounts)

			Non-Voting		Additional	Accumulated Other		Total
	Common Stock		Common Stock		Paid-In-	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance—December 31, 2024	34,263,707	$342	25,386,983	$254	$1,064,454	$159	$(1,017,037)	$48,172
Exercise of stock options	5,264	—	—	—	5	—	—	5
Issuance of common stock for vested restricted stock units	402,281	4	—	—	(4)	—	—	—
Unrealized loss on marketable securities	—	—	—	—	—	(74)	—	(74)
Stock-based compensation expense	—	—	—	—	5,487	—	—	5,487
Net loss	—	—	—	—	—	—	(52,892)	(52,892)
Balance—March 31, 2025	34,671,252	$346	25,386,983	$254	$1,069,942	$85	$(1,069,929)	$698
Exercise of stock options	10,000	—	—	—	8	—	—	8
Issuance of common stock for vested restricted stock units	122,014	1	—	—	(1)	—	—	—
Purchases under employee stock purchase plan	3,676	—	—	—	4	—	—	4
Unrealized loss on marketable securities	—	—	—	—	—	(77)	—	(77)
Stock-based compensation expense	—	—	—	—	2,713	—	—	2,713
Net income	—	—	—	—	—	—	97,584	97,584
Balance—June 30, 2025	34,806,942	$347	25,386,983	$254	$1,072,666	$8	$(972,345)	$100,930

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

IGM Biosciences, Inc.

Condensed Statements of Cash Flows

(Unaudited)

(in thousands)

	Six Months Ended
	June 30,
	2025	2024
Cash flows from operating activities:
Net income (loss)	$44,692	$(97,718)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	2,713	4,452
Stock-based compensation expense	8,200	16,350
Purchase of net (premiums) discounts on marketable securities	(307)	2,262
Net accretion of discounts on marketable securities	(1,254)	(4,106)
Non-cash lease expense	1,603	2,850
Impairment and disposal of long-lived assets	52,889	—
Termination of prepaid contracts and other costs	915	—
Other	—	(1)
Changes in assets and liabilities:
Prepaid expenses and other current assets	5,915	458
Other non-current assets	244	378
Accounts payable	1,445	1,846
Accrued liabilities	(23,221)	(3,561)
Lease liabilities, net	(32,654)	(1,250)
Deferred revenue	(144,122)	(1,751)
Other non-current liabilities	(366)	—
Net cash used in operating activities	(83,308)	(79,791)
Cash flows from investing activities:
Purchases of property, plant and equipment	(32)	(3,698)
Purchases of marketable securities	(16,184)	(117,027)
Proceeds from maturities and sales of marketable securities	101,122	153,868
Proceeds from sales of property, plant and equipment	2,372	32
Net cash provided by investing activities	87,278	33,175
Cash flows from financing activities:
Proceeds from exercise of stock options	13	257
Proceeds from purchases under the employee stock purchase plan	4	582
Payment of deferred offering costs	—	(71)
Payment of employee taxes and exercise costs for shares withheld	—	(1)
Net cash provided by financing activities	17	767
Net increase (decrease) in cash, cash equivalents, and restricted cash	3,987	(45,849)
Cash, cash equivalents, and restricted cash
Beginning of period	26,662	113,112
End of period	$30,649	$67,263
Reconciliation of cash, cash equivalents, and restricted cash
Cash and cash equivalents	$30,649	$66,974
Restricted cash	—	289
Cash, cash equivalents, and restricted cash	$30,649	$67,263

Supplemental disclosure of non-cash investing and financing activities:
Right-of-use assets recognized in exchange for lease obligations	$—	$117
Unpaid amounts related to purchase of property, plant and equipment	$—	$973

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

The Company formerly had headquarters in Mountain View, California. In April and May 2025, the Company terminated all lease agreements and is currently a remote-only company and therefore does not have principal executive offices. Historically, IGM Biosciences, Inc. was a biotechnology company focused on the development of IgM antibodies for the treatment of cancer and autoimmune and inflammatory diseases.

Prior to September 30, 2024, the Company consolidated two wholly owned subsidiaries. To simplify the corporate structure, the Company’s board of directors approved the merger (Subsidiary Merger) of the subsidiaries with and into the Company, with the Company being the surviving corporation, effective August 30, 2024.

Because the Subsidiary Merger was a reorganization of entities under common control, the net assets were transferred from its subsidiaries at historical carrying value and the effects of the transaction were applied retrospectively as if the Subsidiary Merger had occurred at the earliest date presented in the Company’s financial statements in accordance with Accounting Standard Codification (ASC) Topic 250, Accounting changes and error corrections (Topic 250). The Subsidiary Merger did not have an impact on the financial statements as the Company's financials have historically been presented on a consolidated basis.

On July 1, 2025, the Company entered into an Agreement and Plan of Merger (the Merger Agreement) with Concentra Biosciences, LLC, a Delaware limited liability company (Concentra), and Concentra Merger Sub V, Inc, a Delaware corporation and a wholly owned subsidiary of Concentra (Merger Sub). The Merger Agreement provides for, among other things: (i) the acquisition of all of the Company’s outstanding shares of common stock, par value $0.01 per share (the Common Stock), by Concentra through a tender offer (the Offer), for a price per share of the Common Stock of (A) $1.247 in cash (the Cash Amount), subject to applicable tax withholding and without interest, plus (B) one contingent value right (a CVR) (such amount being the CVR Amount and the Cash Amount plus the CVR Amount, collectively being the Offer Price) and (ii) after completion of the Offer and subject to the satisfaction or waiver of certain conditions set forth in the Merger Agreement, the merger of Merger Sub into the Company (the Merger) with the Company surviving the Merger. If the Merger is effected, the Common Stock will be delisted from The Nasdaq Stock Market LLC and the Company’s obligation to file periodic reports under the Securities Act of 1934, as amended (the Exchange Act), will terminate, and the Company will be privately held. If the Merger is not completed and another strategic alternative is not identified, the Company’s Board of Directors may decide to pursue a dissolution or liquidation. There can be no assurance that the Merger will be completed as it is subject to various closing conditions. See Note 14 – Subsequent Events for additional information.

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP), as defined by the Financial Accounting Standards Board (FASB), and applicable rules and regulations of the Securities and Exchange Commission (SEC) regarding interim financial reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP have been condensed or omitted, and accordingly the balance sheet as of December 31, 2024 has been derived from the audited financial statements at that date but does not include all of the information required by GAAP for complete financial statements. These unaudited interim condensed financial statements have been prepared on the same basis as the Company’s annual financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments which are necessary for a fair statement of the Company’s financial information. The interim results of operations for the three and six months ended June 30, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2025 or for any other interim period or for any other future year.

The accompanying interim unaudited condensed financial statements should be read in conjunction with the audited financial statements and the related notes thereto for the year ended December 31, 2024, included in the Company’s Annual Report on Form 10-K filed with the SEC on March 6, 2025.

Liquidity

With the exception of the current period in which the Company recognized the remaining deferred revenue due to the termination of the collaboration agreement with Sanofi (see Note 7 – Sanofi Agreement for additional discussion on the agreement and termination), the Company has incurred net operating losses and negative cash flows from operations since its inception and had an accumulated deficit of $972.3 million as of June 30, 2025. As of June 30, 2025, the Company had cash, cash equivalents, and marketable securities of $104.3 million. Management believes that the existing financial resources are sufficient to continue operating activities at least one year past the issuance date of these condensed financial statements. The Company has historically financed its operations primarily through the sale of common stock and pre-funded warrants in its public offerings and private placement, the sale of convertible preferred stock and issuance of unsecured promissory notes in private placements, and funding received from our collaboration partners. To date, none of the Company’s product candidates have been approved for sale, and the Company has not generated any product revenue since inception. Management expects expenses and operating losses to decrease for the foreseeable future, and the Company’s net losses may fluctuate significantly from period to period, depending on the outcome of the Merger and depending on whether the Company decides to pursue any future product development efforts if the Merger is not completed. The Company’s prospects are subject to risks, expenses and uncertainties frequently encountered by companies in the biotechnology industry as discussed below. While the Company has been able to raise multiple rounds of financing, there can be no assurance that in the event the Company requires additional financing, such financing will be available on terms which are favorable or at all. Failure to raise sufficient capital when needed or generate sufficient cash flow from operations would impact the ability to pursue business strategies and could require the Company to delay, scale back or discontinue one or more product development programs, or other aspects of the Company's business objectives. As discussed above and in Note 14 – Subsequent Events, the Company has entered into a Merger Agreement with Concentra and Merger Sub, which, if effected would result in the full termination of the Company's current and ongoing operations.

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

Cash, Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments with original maturities of three months or less from the date of purchase to be cash and cash equivalents. Cash equivalents consist primarily of amounts invested in money market funds and commercial paper and are stated at fair value. As of December 31, 2024, restricted cash consisted of the remaining unused portion of a grant received from a non-profit organization. As of June 30, 2025, the grant expired, and the Company no longer has any restricted cash.

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

Any unrealized losses from declines in fair value below the amortized cost basis as a result of non-credit factors are recognized in accumulated other comprehensive income, net of tax as a separate component of stockholders’ equity, along with unrealized gains. Realized gains and losses and declines in fair value, if any, on available-for-sale securities are included in other income in the condensed statements of operations.

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

Upon retirement or sale of the assets, the cost and related accumulated depreciation and amortization are removed from the condensed balance sheets and the resulting gain or loss are recorded to the condensed statements of operations. Repairs and maintenance are charged to the condensed statements of operations as incurred. As of June 30, 2025, all identified equipment has been sold or otherwise disposed.

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

During the three months ended June 30, 2025, the Company terminated all building leases located in Mountain View, California, with all leased spaces vacated as of June 30, 2025. The Company derecognized the remaining lease liabilities and operating lease ROU assets associated with the terminated leases. Additionally, the Company shortened the term of a lease located in Doylestown,

Pennsylvania through the exercise of an early termination option. The Doylestown lease was fully paid and vacated as of June 30, 2025, resulting in the remeasurement and derecognition of the lease liability and operating lease ROU asset during the quarter. See Note 10 – Impairment and Disposal of Long-Lived Assets for further details of the lease terminations.

Impairment and Disposal of Long-Lived Assets

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

As a result of the January 2025 Restructuring and the April 2025 Restructuring, the Company has continued to reduce costs and align the remaining facilities and equipment with current and projected business needs, which gave rise to triggering events indicating that the value of the Company's assets may not be recoverable. During the three months ended June 30, 2025, there were impairment and disposal of long-lived asset charges of $31.9 million, including $25.9 million related to the termination of all building leases and write-off of leasehold improvements and $6.0 million related to the sale and disposal of equipment and other costs. During the six months ended June 30, 2025, there were impairment and disposal of long-lived asset charges of $53.8 million, including $21.9 million of impairment charges recognized during the first quarter of 2025, and $31.9 million related to the termination of all building leases and the write-off of leasehold improvements and the sale and disposal of equipment and other costs in the second quarter of 2025. These charges are included in impairment and disposal of long-lived assets in the accompanying condensed statements of operations. There was no impairment and disposal of long-lived assets during the three and six months ended June 30, 2024 (see Note 10 – Impairment and Disposal of Long-Lived Assets for additional information).

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

Contract modifications occur when the price and/or scope of an arrangement changes. If the modification consists of adding new distinct goods or services in exchange for consideration that reflects standalone selling prices of these goods and services, the modification is accounted for as a separate contract with the customer. Otherwise, if the remaining goods and services are distinct from those previously provided, the existing contract is considered terminated, and the remaining consideration is allocated to the remaining goods and services as if this was a newly signed contract. If the remaining goods and services are not distinct from those previously provided, the effects of the modification are accounted for in a manner similar to the effect of a change in the estimated measure of progress, with cumulative catch-up in revenue recorded at the time of the modification. If some of the remaining goods and services are distinct from those previously provided and others are not, the Company applies principles consistent with the objectives of the modification guidance to account for the effects of the modification. On May 5, 2025, the Company received a notice of termination pursuant to which Sanofi elected to terminate the Sanofi Agreement, at will, in its entirety, effective June 5, 2025 (see Note 7 – Sanofi Agreement for additional discussion on the agreement and termination).

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

During the three and six months ended June 30, 2025, the Company incurred reduced research and development costs following the termination of the collaboration agreement with Sanofi, and in connection with the implementation of the Company's plans under the April 2025 Restructuring (see Note – 7 Sanofi Agreement for additional discussion on the agreement and termination and Note 9 – Restructuring Charges for additional discussion around the restructuring).

Accrued Research and Development Expenses

The Company records accruals for estimated costs of research, preclinical studies, clinical trials, and manufacturing, which are significant components of research and development expenses. A substantial portion of the Company’s research and development activities is conducted by third-party service providers, CROs and CMOs. The Company’s contracts with CROs generally include pass-through fees such as laboratory supplies and services, regulatory expenses, investigator fees, travel costs and other miscellaneous costs, including shipping and printing fees. The Company’s contracts with the CMOs generally include fees such as initiation fees, reservation fees, verification run costs, materials and reagents expenses, taxes, etc. The financial terms of these contracts are subject to negotiations, which vary from contract to contract and may result in payment flows that do not match the periods over which materials or services are provided to the Company under such contracts. The Company accrues the costs incurred under agreements with these third parties based on estimates of actual work completed in accordance with the respective agreements. The Company determines the estimated costs through discussions with internal personnel and external service providers as to the progress, or stage of completion or actual timeline (start-date and end-date) of the services and the agreed-upon fees to be paid for such services. In the event the Company makes advance payments, the payments are recorded as a prepaid expense and recognized as the services are performed.

As actual costs become known, the Company adjusts its accruals. Although the Company does not expect its estimates to be materially different from amounts actually incurred, such estimates for the status and timing of services performed relative to the actual status and timing of services performed may vary and could result in the Company reporting amounts that are too high or too low in any particular period. The Company’s accrual is dependent, in part, upon the receipt of timely and accurate reporting from CROs and other third-party vendors. Variations in the assumptions used to estimate accruals including, but not limited to, the number of patients enrolled, the rate of patient enrollment and the actual services performed, may vary from the Company’s estimates, resulting in adjustments to clinical trial expenses in future periods. Changes in these estimates that result in material changes to the Company’s accruals could materially affect its financial condition and results of operations. Through June 30, 2025, there have been no material differences from the Company’s estimated accrued research and development expenses to actual expenses.

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

The Company accounts for income tax contingencies using a benefit recognition model. If it considers that a tax position is more likely than not to be sustained upon audit, based solely on the technical merits of the position, it recognizes the benefit. The Company measures the benefit by determining the amount that is greater than 50% likely of being realized upon settlement, presuming that the tax position is examined by the appropriate taxing authority that has full knowledge of all relevant information. The Company is subject to taxation in the United States federal jurisdiction, and various state jurisdictions. The net operating loss and research and development credit carryforwards that are available for utilization in future years may be subject to examination by federal and state tax authorities. The Company’s policy is to recognize interest expense and penalties related to income tax matters as a component of income tax expense. As of June 30, 2025, there were no significant accruals for interest related to unrecognized tax benefits or tax penalties.

Comprehensive Income (Loss)

Comprehensive income (loss) represents the net income (loss) for the period and other comprehensive loss. Other comprehensive loss reflects certain gains and losses that are recorded as a component of stockholders’ equity and are not reflected in the condensed statements of operations. The Company’s other comprehensive loss consists of changes in unrealized gains and losses on available-for-sale securities.

Earnings (Loss) Per Share

Basic earnings (loss) per share is calculated by dividing the net income (loss) by the weighted-average number of shares of common stock (including non-voting common stock and pre-funded warrants) outstanding during the period, without consideration for all other common stock equivalents. Shares of common stock into which the pre-funded warrants may be exercised are considered outstanding for the purposes of computing earnings (loss) per share because the shares may be issued for little or no consideration, are fully vested, and are exercisable after the original issuance date. Diluted earnings per share reflects the potential dilution that could occur if stock options or other contracts to issue common stock were exercised or converted into common stock. Diluted loss per share is the same as basic loss per share, since the effects of potentially dilutive securities are antidilutive given the net loss for each period presented.

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

Note 3. Fair Value Measurement

The Company measures and reports certain financial instruments as assets and liabilities at fair value on a recurring basis. The following tables set forth the fair value of the Company’s financial assets, which consist of cash equivalents and marketable securities measured and recognized at fair value (in thousands):

		June 30, 2025
	Fair Value Hierarchy Level	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash equivalents:
Money market funds	Level 1	$25,932	$—	$—	$25,932
U.S. treasury securities	Level 2	3,092	—	—	3,092
Marketable securities:
U.S. treasury securities	Level 1	53,046	13	(10)	53,049
Corporate bonds	Level 2	5,539	3	—	5,542
Commercial paper	Level 2	999	—	—	999
U.S. government agency securities	Level 2	14,065	5	(3)	14,067
Total		$102,673	$21	$(13)	$102,681

		December 31, 2024
	Fair Value Hierarchy Level	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash equivalents:
Money market funds	Level 1	$24,376	$—	$—	$24,376
Marketable securities:
U.S. treasury securities	Level 1	105,219	117	(23)	105,313
Corporate bonds	Level 2	20,437	36	(3)	20,470
Commercial paper	Level 2	13,894	6	(1)	13,899
U.S. government agency securities	Level 2	17,583	31	(4)	17,610
Total		$181,509	$190	$(31)	$181,668

The Company evaluates transfers between levels at the end of each reporting period. There were no transfers between Levels 1, 2 and 3 during the three and six months ended June 30, 2025 and 2024. As of June 30, 2025 and December 31, 2024, there were no financial instruments classified as Level 3.

The following table summarizes the available-for-sale securities in an unrealized loss position for which an allowance for credit losses has not been recorded as of June 30, 2025 and December 31, 2024, aggregated by major security type and length of time in a continuous unrealized loss position:

	June 30, 2025
	Less than 12 months		Greater than 12 months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. treasury securities	$27,203	$(10)	$—	$—	$27,203	$(10)
U.S. government agency securities	4,986	(3)	—	—	4,986	(3)
Total	$32,189	$(13)	$—	$—	$32,189	$(13)

	December 31, 2024
	Less than 12 months		Greater than 12 months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. treasury securities	$18,621	$(23)	$—	$—	$18,621	$(23)
Corporate bonds	3,065	(3)	—	—	3,065	(3)
Commercial paper	6,064	(1)	—	—	6,064	(1)
U.S. government agency securities	5,199	(4)	—	—	5,199	(4)
Total	$32,949	$(31)	$—	$—	$32,949	$(31)

As of June 30, 2025 and December 31, 2024, the Company held 13 and 20 debt securities, respectively, with an unrealized loss position. The Company evaluated its securities for credit losses and considered the decline in market value to be primarily attributable to current economic and market conditions and not to a credit loss or other factors. Additionally, the Company does not intend to sell the securities in an unrealized loss position and does not expect it will be required to sell the securities before recovery of the unamortized cost basis. As of June 30, 2025 and December 31, 2024, an allowance for credit losses has not been recognized. Given the Company's intent and ability to hold such securities until recovery, and the lack of significant change in credit risk of these investments, it does not consider these marketable securities impaired as of June 30, 2025 and December 31, 2024.

There were no realized gains or losses on marketable securities for the three and six months ended June 30, 2025 and 2024. Interest on marketable securities is included in interest income. As of June 30, 2025 and December 31, 2024, the Company had accrued interest receivable of $0.5 million and $0.8 million, respectively, which was included in prepaid expenses and other current assets on the condensed balance sheets.

The following table summarizes the contractual maturities of the Company’s cash equivalents and marketable securities as of June 30, 2025 and December 31, 2024 at estimated fair value (in thousands):

	June 30,	December 31,
	2025	2024
Due in less than one year	$102,681	$167,815
Due in more than one year	—	13,853
Total	$102,681	$181,668

Note 4. Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2025	2024
Accrued research and development materials and services	$100	$15,452
Accrued professional services	998	983
Accrued compensation	2,160	10,196
Other	404	252
Total accrued liabilities	$3,662	$26,883

Note 5. License Agreements

The Company has entered into arrangements to in-license research and development technology rights with third parties relating to its clinical and pre-clinical programs and product candidates. These arrangements may include non-refundable, upfront payments, payments for options to acquire additional rights relating to its product candidates, as well as contingent obligations for potential development, regulatory and commercial performance milestone payments, and royalty payments. The Company’s obligation to make payments for contingent obligations is contingent upon the respective milestones being achieved as well as its continued involvement in the programs and/or the lack of any adverse events which could cause the discontinuance of the programs. The activities under these license agreements are performed with no guarantee of either technological or commercial success.

The Company recorded no license fee and $0.1 million, for the three and six months ended June 30, 2025, respectively, as research and development expense in our condensed statements of operations related to license agreements, and no license fee and $0.6 million, for the three and six months ended June 30, 2024.

As of June 30, 2025, the Company’s license agreements for technologies optioned by the Company included potential future payments for development, regulatory, and sales milestones totaling approximately $13.4 million plus royalties on net sales that range from single digits to mid-teens. No milestones were achieved or deemed probable as of June 30, 2025.

Medivir Agreement

In January 2021, the Company entered into an exclusive license agreement with Medivir AB (Medivir) through which the Company received global, exclusive development and commercialization rights for birinapant, a clinical-stage Second Mitochondrial-derived Activator of Caspases (SMAC) mimetic. Under the terms of the agreement, the Company made an upfront payment of $1.0 million upon signing the agreement, and made an additional $1.5 million payment in November 2021 due to the Company's initiation of a Phase 1 clinical trial of aplitabart in combination with birinapant. Under the terms of the agreement, the Company would have been obligated to make additional milestone payments up to a total of approximately $348.5 million, plus tiered royalties from the mid-single digits up to mid-teens on net sales. No milestones were achieved or deemed probable as of June 30, 2025. On February 24, 2025, the Company notified Medivir that it was exercising its right to terminate the license agreement as of May 25, 2025. As of June 30, 2025, the license agreement was terminated and the Company had no further obligations under the license agreement.

Note 6. Stockholders' Equity

Common Stock and Non-Voting Common Stock

As of June 30, 2025 and December 31, 2024, the Company’s certificate of incorporation authorized the Company to issue 1,200,000,000 shares of common stock (including 200,000,000 shares of non-voting common stock) and 200,000,000 shares of preferred stock, at a par value of $0.01 per share. Each share of common stock (excluding non-voting common stock) is entitled to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the Company’s Board of Directors, subject to prior rights of the preferred stockholders. As of June 30, 2025 and December 31, 2024, no dividends have been declared.

The Company had reserved common stock, on an as-converted basis, for future issuance as follows:

	June 30,	December 31,
	2025	2024
Stock options, issued and outstanding	4,307,807	5,561,663
Unreleased restricted stock units	1,029,458	2,559,753
Stock options and restricted stock units, future issuance	9,004,625	4,416,534
Employee stock purchase plan, available for future grants	2,336,491	1,780,167
Pre-funded warrants	1,334,332	1,334,332
Total	18,012,713	15,652,449

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

The outstanding pre-funded warrants to purchase shares of common stock are exercisable at any time after their original issuance. However, the Company may not affect the exercise of any pre-funded warrants, and a holder will not be entitled to exercise any portion of any pre-funded warrants that, upon giving effect to such exercise, would cause: (i) the aggregate number of shares of the Company’s common stock beneficially owned by such holder (together with its affiliates) to exceed 9.99% of the number of shares of the Company’s common stock outstanding immediately after giving effect to the exercise; or (ii) the combined voting power of the Company’s securities beneficially owned by such holder (together with its affiliates) to exceed 9.99% of the combined voting power of all of the Company’s securities outstanding immediately after giving effect to the exercise, as such percentage ownership is determined in accordance with the terms of the pre-funded warrants. However, any holder of a pre-funded warrant may increase or decrease such percentage to any other percentage not in excess of 19.99% upon at least 61 days’ prior notice from the holder to the Company. As of June 30, 2025, no shares underlying the pre-funded warrants had been exercised. All of the outstanding pre-funded warrants are included in the weighted-average number of shares of common stock used to calculate basic earnings (loss) per share attributable to common stockholders (see Note 11 – Earnings (Loss) Per Share Attributable to Common Stockholders).

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

To determine the transaction price, the Company evaluates all the payments to be received during the duration of the contract. In May 2022, the Company received a $150.0 million upfront payment as part of the Sanofi Agreement. Additionally, in April 2022, Sanofi purchased non-voting common stock in connection with the Company’s public common stock offering. The Company concluded that at inception and as of June 30, 2025, the transaction price was $150.0 million and was comprised solely of the fixed non-refundable upfront payment. No consideration received from Sanofi as part of the April 2022 offering was deemed necessary to include in the transaction price as Sanofi purchased the shares at the same offering price as the other participating investors.

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

On May 5, 2025, the Company received a notice of termination pursuant to which Sanofi elected to terminate the Sanofi Agreement, at will, in its entirety, effective as of June 5, 2025. The Company has no remaining performance obligations under the Sanofi Agreement as of June 30, 2025 and recognized the related remaining deferred revenue of $143.6 million in the three months ended June 30, 2025.

For the three and six months ended June 30, 2025, the Company recognized collaboration revenue related to the Sanofi Agreement of $143.6 million and $144.1 million, respectively, and $1.3 million and $1.8 million for the three and six months ended June 30, 2024. There is no remaining deferred revenue balance as of June 30, 2025. As of December 31, 2024, $144.1 million was recorded as deferred revenue related to the Sanofi Agreement, of which $2.7 million was classified as current on the condensed balance sheets.

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

The following tables present changes in the Company’s customer contract liabilities for the periods presented (in thousands):

Six Months Ended June 30, 2025	December 31, 2024	Additions	Deductions	June 30, 2025
Contract liabilities:
Deferred revenue	$144,122	$—	$(144,122)	$—

Six Months Ended June 30, 2024	December 31, 2023	Additions	Deductions	June 30, 2024
Contract liabilities:
Deferred revenue	$146,801	$—	$(1,751)	$145,050

The Company had no customer contract assets during the three and six months ended June 30, 2025 and 2024.

Note 8. Stock-Based Compensation

The 2018 Omnibus Incentive Plan (the 2018 Plan) provides for an increase in the number of shares reserved for issuance on the first day of each fiscal year equal to the least of (i) 8,768,800 shares, (ii) 4% of the Company’s common stock and non-voting common stock outstanding at December 31 of the immediately preceding year, or (iii) such number of shares as determined by the Company’s Board of Directors. As a result of this provision, on January 1, 2025 and 2024, an additional 2,385,497 and 2,347,245 shares, respectively, became available for issuance under the 2018 Plan. As of June 30, 2025, the 2018 Plan had 9,004,625 shares of common stock available for future issuance.

Total stock-based compensation expense related to the Company’s equity incentive plan and employee stock purchase plan was recorded in the condensed statements of operations as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Research and development	$412	$4,807	$2,746	$9,169
General and administrative	2,301	3,621	5,454	7,181
Total stock-based compensation expense	$2,713	$8,428	$8,200	$16,350

The following table summarizes the Company's stock awards granted for each of the periods indicated:

	Three Months Ended June 30,				Six Months Ended June 30,
	2025		2024		2025		2024
	Grants	Weighted Average Grant Date Fair Value	Grants	Weighted Average Grant Date Fair Value	Grants	Weighted Average Grant Date Fair Value	Grants	Weighted Average Grant Date Fair Value
Stock options	—	$—	29,805	$7.44	—	$—	1,552,298	$7.82
Restricted stock units	6,058	$1.12	35,474	$8.53	14,666	$2.02	1,400,817	$9.89

Note 9. Restructuring Charges

A description of the Company’s restructuring initiatives and their related costs is provided below.

2025 Restructuring Plans

In January 2025, the Company announced a strategic update to halt further development of imvotamab and IGM-2644 and commence a process to evaluate potential strategic alternatives. The Company also announced a reduction in workforce by approximately 73% (the January 2025 Restructuring) to preserve cash. In April 2025, the Company implemented an additional 80% reduction in its remaining workforce (the April 2025 Restructuring) and subsequently closed the lab and office facilities. In connection with the January 2025 Restructuring and the April 2025 Restructuring, the Company recognized restructuring charges of $2.1 million and $4.0 million during the three and six months ended June 30, 2025, respectively.

During the three months ended June 30, 2025, the restructuring charges included severance and one-time termination payments of $4.0 million and contract termination and other costs of $0.6 million offset by a reversal of previously recognized non-cash severance compensation of $1.2 million and incentive and stock-based compensation expense of $1.3 million. During the six months ended June 30, 2025, the restructuring charges included severance and one-time termination payments of $7.9 million and contract termination and other costs of $0.6 million offset by a reversal of previously recognized non-cash severance compensation of $2.2 million and incentive and stock-based compensation expense of $2.3 million.

Additionally, in connection with the January 2025 Restructuring and the April 2025 Restructuring, the Company recognized $31.9 million and $53.8 million in impairment and disposal of long-lived assets charges during the three and six months ended June 30, 2025. See Note 10 – Impairment and Disposal of Long-Lived Assets for further details.

2024 Restructuring Plan

In September 2024, the Company announced a strategic pivot to focus exclusively on autoimmunity. The Company also announced an extension of cash runway, driven by a reduction in workforce and a reduction in future spending on the research and development of aplitabart and other oncology candidates (the 2024 Restructuring). In connection with the 2024 Restructuring, the Company recognized no restructuring charges during the three and six months ended June 30, 2025. During the three and six months ended June 30, 2024, the Company recognized no restructuring charges and $0.2 million, respectively.

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

In connection with the restructuring activities discussed above, the Company recognized restructuring charges of $2.1 million and $4.0 million, respectively, during the three and six months ended June 30, 2025 and $0.2 million during the six months ended June 30, 2024. The Company did not recognize any restructuring charges during the three months ended June 30, 2024.

A summary of the restructuring charges is as follows (in thousands):

	Three Months Ended June 30, 2025
	Severance and Related Compensation	Incentive and Stock-Based Compensation	Contract Termination and Other Costs	Total Restructuring Costs
Research and development	$1,704	$(880)	$195	$1,019
General and administrative	1,114	(424)	402	1,092
Total	$2,818	$(1,304)	$597	$2,111

	Six Months Ended June 30, 2025
	Severance and Related Compensation	Incentive and Stock-Based Compensation	Contract Termination and Other Costs	Total Restructuring Costs
Research and development	$4,296	$(1,774)	$225	$2,747
General and administrative	1,374	(557)	409	1,226
Total	$5,670	$(2,331)	$634	$3,973

The following table summarizes the changes in the Company's accrued restructuring balance in the condensed balance sheets (in thousands):

	Beginning Balance December 31, 2024	Charges	Payments	Ending Balance June 30, 2025
Accrued severance	$3,337	$5,670	$(7,186)	$1,821
Accrued contract termination costs	29	634	(511)	152
Total accrued restructuring liability	$3,366	$6,304	$(7,697)	$1,973

	Beginning Balance December 31, 2023	Charges	Payments	Ending Balance June 30, 2024
Accrued severance	$2,397	$—	$(2,397)	$—
Accrued contract termination costs	—	107	(107)	—
Total accrued restructuring liability	$2,397	$107	$(2,504)	$—

As of June 30, 2025 and December 31, 2024, $2.0 million and $3.0 million of the restructuring liability, respectively, was classified as current within accrued liabilities and $0.4 million of the restructuring liability as of December 31, 2024 was classified as non-current within other liabilities on the condensed balance sheets.

Note 10. Impairment and Disposal of Long-Lived Assets

As a result of the January 2025 Restructuring, the Company identified certain impairment indicators during the three months ended March 31, 2025. The triggering events included significant changes in the use of property and equipment and leased buildings and a sustained decline in the Company’s market capitalization as compared to the Company’s net asset value. In March 2025, the Company consolidated operations and concluded that certain leased buildings in Mountain View, California would not be used in long term operations. The Company also identified excess equipment that could be disposed and concluded that the equipment met the held for sale criteria in March 2025 and the carrying value should be written down to the estimated fair value, net of selling costs. As of June 30, 2025, all identified equipment has been sold or otherwise disposed.

To assess impairment, the Company determined the asset groups based on the lowest level of identifiable cash flows under the Company’s strategic plans and evaluated for each of the asset groups. The consolidated operational group was assessed as a single asset group and determined to be recoverable. The carrying values of the remaining asset groups, consisting of buildings and their contents that would no longer be used going forward, were determined to not be recoverable. Accordingly, the Company determined the fair values for the unrecoverable asset groups using a discounted cash flow method, incorporating assumptions such as projected sublease income and a risk-adjusted discount rate, representing Level 3 nonrecurring fair value measurements. During the three months ended March 31, 2025, the Company recognized impairment charges of $21.9 million, including $12.9 million for property and equipment, $8.6 million for lease right-of-use assets, and $0.4 million for other long-lived assets and costs.

During the three months ended June 30, 2025, and as a result of the Company’s continued focus to reduce costs and align its facilities and equipment with current and projected business needs, the Company terminated all building leases located in Mountain View, California and shortened the term of a lease located in Doylestown, Pennsylvania through the exercise of an early termination option. The Doylestown lease was fully paid and vacated as of June 30, 2025, resulting in the remeasurement and derecognition of the lease liability and operating lease ROU asset during the quarter. In April 2025, the Company entered into three lease termination agreements for three buildings with the respective landlords. In May 2025, the Company entered into a lease termination agreement for the last remaining building lease to become a fully remote company. The terminations covered all leased buildings and were effective during the quarter, with all leased spaces vacated as of June 30, 2025.

As a result of the lease terminations, the Company paid termination fees totaling $32.1 million including brokerage costs and $0.6 million of security deposits recorded in other non-current assets related to the leases that were forfeited for a total of $32.7 million in termination fees. The Company derecognized lease liabilities of $43.2 million and operating lease ROU assets of $28.0 million associated with the terminated leases. The terminations resulted in a net loss of $17.5 million, inclusive of $1.1 million in brokerage costs, and is included in operating expenses for the three months ended June 30, 2025. In addition, the Company sold or disposed of all property and equipment located at its leased facilities during the three months ended June 30, 2025, consisting primarily of manufacturing and laboratory equipment and leasehold improvements.

For the three months ended June 30, 2025, the Company recognized impairment and disposal of long-lived asset charges of $31.9 million, which consisted of non-cash charges totaling $31.0 million, including $16.4 million for lease right-of-use assets and $14.6 million for property and equipment. For the six months ended June 30, 2025, the Company recognized impairment and disposal of long-lived asset charges of $53.8 million, which consisted of non-cash impairment and disposal charges totaling $52.9 million, including $27.5 million for property and equipment, $25.0 million for lease right-of-use assets, and $0.4 million for other long-lived assets. The Company also incurred $0.9 million of cash charges during the three and six months ended June 30, 2025, primarily related to brokerage costs.

Note 11. Earnings (Loss) Per Share Attributable to Common Stockholders

Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted-average number of common stock and pre-funded warrants outstanding for the period. Shares of common stock into which the pre-funded warrants may be exercised are considered outstanding for the purposes of computing earnings (loss) per share because the shares may be issued for little or no consideration, are fully vested, and are exercisable after the original issuance date.

Diluted earnings per share is computed using the weighted-average number of common stock and pre-funded warrants, and the potentially dilutive securities outstanding for the periods. Potentially dilutive securities consist of stock options and restricted stock units. The dilutive effect of outstanding stock options and restricted stock units is reflected in the diluted earnings per share by application of the treasury stock method. For periods in which the Company generated a net loss, the Company does not include the potential impact of dilutive securities in diluted loss per share, as the impact of these items is anti-dilutive.

The following table provides the denominators used in computing basic and diluted net earnings (loss) per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Weighted average common shares outstanding, basic	61,462,957	60,434,161	61,313,689	60,274,285
Effect of dilutive shares:
Stock options, issued and outstanding	33,172	—	109,305	—
Unreleased restricted stock units	255,154	—	393,105	—
Weighted average common shares outstanding, diluted	61,751,283	60,434,161	61,816,099	60,274,285

The following equity instruments were excluded from the calculation of diluted earnings (loss) per share because their effect would have been anti-dilutive for the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Stock options, issued and outstanding	4,770,706	7,525,626	4,477,026	7,525,626
Estimated shares issuable under the employee stock purchase plan	—	86,292	—	86,292
Unreleased restricted stock units	973,458	1,707,599	1,323,200	1,707,599
Total	5,744,164	9,319,517	5,800,226	9,319,517

Note 12. Related Party Transactions

In August 2024, a non-employee member of the Company’s Board of Directors entered into a consulting agreement with the Company, under which the board member would receive $250,000 per year for consulting services and receive 125,000 shares of restricted stock units with quarterly vesting through April 30, 2026. The Company paid $0.1 million and $0.2 million during the three and six months ended June 30, 2025, respectively, to the board member under the consulting agreement. As of June 30, 2025, the Company had no outstanding liability to the related party.

In September 2024 as part of the 2024 Restructuring, the Company entered into TC Agreements with two former employees. See Note 9 – Restructuring Charges for additional information. The Company paid $0.2 million and $0.4 million under the TC Agreements during the three and six months ended June 30, 2025, respectively. As of June 30, 2025, the Company had an outstanding liability of $0.7 million to the related parties.

Note 13. Segment Reporting

The Company conducts business as a single operating segment for its IgM therapeutics, which has historically been in the business of developing engineered IgM antibodies for the treatment of autoimmune and inflammatory diseases. The Company’s chief executive officer, who is the chief operating decision maker (CODM), reviews financial information on an aggregate basis for allocating and evaluating financial performance. The single operating segment is further based upon the Company’s organizational and management structure and other factors.

The key measure of segment profit and loss that the CODM uses to allocate resources and assess performance is the Company’s net income (loss), which is utilized to evaluate the progress of the Company’s various product candidates. The table below shows a reconciliation of the Company’s net income (loss), including the significant expense categories regularly provided to and reviewed by the CODM, as computed under U.S. GAAP to the Company’s total net income (loss) in the condensed statements of operations (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Operating revenue by external customer:
Sanofi collaboration revenue	$143,623	$1,254	$144,122	$1,751
Operating expenses:
Research and development
Discontinued clinical programs(1):
Imvotamab – Autoimmune programs	$(215)	$2,522	$2,522	$5,393
Aplitabart	(418)	8,976	1,367	16,748
Other discontinued programs	(3)	1,529	(207)	5,255
Preclinical and other R&D (2)	1,802	5,394	3,689	12,102
Personnel	3,104	16,907	14,507	33,405
Depreciation and facilities	1,593	6,634	6,322	12,874
General and administrative:
Personnel	4,648	7,236	11,619	14,238
Other general and administrative (3)	4,933	3,413	9,011	6,949
Impairment and disposal of long-lived assets	31,917	—	53,806	—
Other income:
Interest income	1,322	3,455	3,206	7,495
Net income (loss)	$97,584	$(47,902)	$44,692	$(97,718)
(1)
Discontinued clinical program expenses were primarily driven by the wind down of aplitabart and other discontinued programs, including imvotamab in oncology and autoimmune diseases, IGM-2644 in oncology and autoimmunity, and IGM-7354, and the receipt of refunds from certain CROs.
(2)
Preclinical and other R&D expense includes sample analysis, preclinical testing, R&D licensing agreements, and drug product services.
(3)
Other general and administrative expense includes professional services, accounting services, software, rent, and other overhead expense.

Assets provided to the CODM are consistent with those reported on the balance sheets.

All historical long-lived assets were maintained in, and all income, losses, and revenue are attributable to, the United States of America.

Note 14. Subsequent Events

On July 1, 2025, the Company entered into the Merger Agreement with Concentra and Merger Sub. The Merger Agreement provides for, among other things: (i) the acquisition of all of the Company’s outstanding shares of Common Stock by Concentra through the Offer by Concentra, for the Offer Price and (ii) after the completion of the Offer and subject to the satisfaction or waiver of certain conditions set forth in the Merger Agreement, the Merger with the Company surviving the Merger. There can be no assurance that the Merger will be completed as the closing of the Offer is subject to various conditions, including the tender of the Common Stock representing at least a majority of the total number of voting Common Stock (including any shares held by Concentra), the availability of at least $82.0 million of cash (net of transaction costs, wind-down costs and other liabilities) at closing (the Closing Net Cash), and other customary closing conditions. The Merger is expected to close in August 2025 if all closing conditions are satisfied. If the Merger is effected, all current and ongoing operations will be terminated and the Company will be delisted from the Nasdaq Stock Market LLC. The Company's obligation to file periodic reports under the Exchange Act will terminate, and the Company will be privately held.

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

Overview

Historically, we were a biotechnology company focused on the development of IgM antibodies for the treatment of cancer and autoimmune and inflammatory diseases.

In January 2025, we announced a strategic update to halt further development of imvotamab and IGM-2644 for autoimmune diseases and a reduction in workforce by approximately 73% (the January 2025 Restructuring) to preserve cash. Further, in April 2025 we implemented an approximately 80% reduction in our remaining workforce (the April 2025 Restructuring) and subsequently closed all of our lab and office facilities to preserve cash. Additionally, on May 5, 2025, we received a notice of termination of the global collaboration and license agreement (the Sanofi Agreement) with Genzyme Corporation, a wholly owned subsidiary of Sanofi (Sanofi), pursuant to which Sanofi elected to terminate the Sanofi Agreement, at will, in its entirety. The effective date of such termination was June 5, 2025. We have no further obligations under the agreement and the termination resulted in non-cash revenue recognition in our condensed financial statements. See Note 7 – Sanofi Agreement to our condensed financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information.

On July 1, 2025, we entered into an Agreement and Plan of Merger (the Merger Agreement) with Concentra Biosciences, LLC, a Delaware limited liability company (Concentra), and Concentra Merger Sub V, Inc., a Delaware corporation and a wholly owned subsidiary of Concentra (Merger Sub). The Merger Agreement provides for, among other things: (i) the acquisition of all of our outstanding shares of common stock, par value $0.01 per share (the Common Stock) by Concentra through a cash tender offer (the Offer), for a price per share of the Common Stock of (A) $1.247 in cash (the Cash Amount), subject to applicable tax withholding and without interest; plus (B) one contingent value right (a CVR) (such amount being the CVR Amount and the Cash Amount plus the CVR Amount, collectively being the Offer Price) and (ii) after the completion of the Offer and subject to the satisfaction or waiver of certain conditions set forth in the Merger Agreement, the merger of Merger Sub with and into the Company (the Merger) with the Company surviving the Merger. The Merger is expected to close in August 2025 if all closing conditions are satisfied timely. There can be no assurance that the Merger will be completed as it is subject to various closing conditions. See Note 14 – Subsequent Events to our condensed financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional details.

We are not currently developing any product candidates, and we do not expect to develop any product candidates following the completion of the Merger. Unless the context otherwise requires, any references to or discussion of "product candidates" in this Quarterly Report on Form 10-Q refer to any product candidates that we may in the future develop, if the Merger is not completed and we decide to pursue any future product development efforts. Further, unless the context otherwise requires, any references to or discussion of "clinical trials," "preclinical studies," "clinical development," "preclinical development," or similar terms in this Quarterly Report on Form 10-Q refer to any such clinical trials, preclinical studies, clinical development, or preclinical development that we may in the future conduct or otherwise pursue in the future, if the Merger is not completed and we decide to pursue any future product development efforts.

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

With the exception of the current period in which we have recognized the remaining deferred revenue due to the termination of the Sanofi Agreement (see Note 7 – Sanofi Agreement of the condensed financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional discussion on the agreement and termination), we have incurred significant net losses to date. Our net income (loss) was $44.7 million and ($97.7) million for the six months ended June 30, 2025 and 2024, respectively. As of June 30, 2025, we had an accumulated deficit of $972.3 million. The loss in 2024 was primarily driven from costs incurred in connection with research and development activities and general and administrative costs associated with our operations. We expect our expenses and operating losses to decrease for the foreseeable future, and our net losses may fluctuate significantly from period to period, depending on the outcome of the Merger and depending on whether we decide to pursue any future product development efforts if we do not complete the Merger. Our ability to generate product revenue sufficient to achieve profitability will depend on the successful development and eventual commercialization of one or more future product candidates, if we decide to pursue any future product development efforts.

We expect our expenses and capital requirements to fluctuate in connection with our ongoing activities if and as we:

▪
retain management and administrative personnel required to complete the Merger;
▪
complete the April 2025 Restructuring;
▪
maintain and protect our intellectual property portfolio, including patents, trade secrets and know-how; and
▪
maintain operational, financial and management information systems.

If the Merger is not completed and we decide to pursue any future product development efforts, we expect to use third-party service providers, including contract research organizations (CROs) and contract manufacturing organizations (CMOs), to carry out preclinical development and manufacture and supply materials to be used during the development of any product candidates.

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

We expect our research and development expenses to decrease for the foreseeable future, following the termination of the Sanofi Agreement, and in connection with the implementation of our plans under the April 2025 Restructuring, and depending on the outcome of the Merger. The process of conducting the necessary preclinical and clinical research to obtain regulatory approval is costly and time-consuming. To the extent that we decide to pursue any future product development efforts if we do not complete the Merger, our expenses will increase and may become more variable. If we do not complete the Merger and decide to pursue any future product development efforts, the actual probability of success for product candidates may be affected by a variety of factors, including the safety and efficacy of product candidates, investment in clinical programs, manufacturing capability and competition with other products. As a result of these variables, we may be unable to determine the duration and completion costs of research and development projects or if, when and to what extent we would generate revenue from the commercialization and sale of such product candidates. We may never succeed in achieving regulatory approval for any product candidates.

General and Administrative

Our general and administrative expenses consist primarily of personnel expenses for our executive, finance, corporate and other administrative functions, intellectual property, facilities and other allocated expenses, other expenses for outside professional services, including legal, human resources, audit and accounting services, and insurance costs. Personnel expenses consist of salaries, benefits, recruiting costs, and stock-based compensation. We expect our general and administrative expenses to fluctuate for the foreseeable future. If we do not complete the Merger and decide to pursue any future product development efforts, we expect our general and administrative expenses to increase to support expanding research and development activities and increased costs of operating as a public company, including compliance with the rules and regulations of the Securities and Exchange Commission (SEC) and those of any national securities exchange on which our securities are traded, legal, auditing, additional insurance expenses, investor relations activities and other administrative and professional services.

Impairment and Disposal of Long-Lived Assets

At each reporting period, we review for impairment indicators for our long-lived assets. As a result of the January 2025 Restructuring, we identified certain triggering events, such as significant changes in our use of property and equipment and leased buildings and a sustained decline in our market capitalization as compared to our net asset value. In March 2025, we consolidated operations and concluded that certain leased buildings in Mountain View, California would not be used in long term operations. We also identified excess equipment that could be disposed and concluded that the equipment met the held for sale criteria in March 2025 and the carrying value should be written down to the estimated fair value, net of selling costs. Based on the resulting impairment analysis, we recognized an impairment charge in the three months ended March 31, 2025.

During the three months ended June 30, 2025, and as a result of our continued focus to reduce costs and align our facilities and equipment with current and projected business needs, we terminated all building leases located in Mountain View, California and shortened the term of a lease located in Doylestown, Pennsylvania through the exercise of an early termination option. The terminations covered all leased buildings and were effective during the quarter, with all leased spaces vacated as of June 30, 2025.

Additionally, we sold or disposed of all property and equipment located at our leased facilities during the three months ended June 30, 2025, consisting primarily of manufacturing and laboratory equipment and leasehold improvements. We recognized impairment and disposal charges during the three months ended June 30, 2025 related to the termination of all building leases, write-off of leasehold improvements, the sale of equipment, and the disposal of equipment and other costs.

Interest Income

Interest income includes interest income earned on our cash, cash equivalents, marketable securities, and restricted cash and non-cash interest income related to the accretion of discounts on marketable securities.

Results of Operations

Comparison of Three Months Ended June 30, 2025 and 2024

The following table summarizes our results of operations for the three months ended June 30, 2025 and 2024, together with the changes in those items in dollars:

	Three Months Ended
	June 30,
(in thousands)	2025	2024	Change
Collaboration revenue	$143,623	$1,254	$142,369

Operating expenses:
Research and development	5,863	41,962	(36,099)
General and administrative	9,581	10,649	(1,068)
Impairment and disposal of long-lived assets	31,917	—	31,917
Total operating expenses	47,361	52,611	(5,250)
Income (loss) from operations	96,262	(51,357)	147,619

Other income:
Interest income	1,322	3,455	(2,133)
Total other income	1,322	3,455	(2,133)
Net income (loss)	$97,584	$(47,902)	$145,486

Collaboration Revenue

Collaboration revenue was $143.6 million and $1.3 million for the three months ended June 30, 2025 and 2024 and relates solely to revenue generated from the Sanofi Agreement. During the three months ended June 30, 2025, the Sanofi Agreement was terminated with no further obligation under the agreement, resulting in the full non-cash recognition of the remaining deferred revenue. During the three months ended June 30, 2024, revenue generated was attributable to research activities under the Sanofi Agreement to generate and develop oncology and immunology antibodies. See Note 7 – Sanofi Agreement to the condensed financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional revenue recognition disclosures.

Research and Development Expenses

The following table summarizes our research and development expenses incurred during the periods indicated:

	Three Months Ended
	June 30,
(in thousands)	2025	2024	Change
Direct expenses
Discontinued clinical programs (1)
Imvotamab – Autoimmune programs	$(215)	$2,522	$(2,737)
Aplitabart	(418)	8,976	(9,394)
Other discontinued clinical programs	(3)	1,529	(1,532)
Total discontinued clinical programs	(636)	13,027	(13,663)
Preclinical and other R&D	1,802	5,394	(3,592)
Indirect expenses
Personnel	3,104	16,907	(13,803)
Depreciation and facilities	1,593	6,634	(5,041)
Total research and development expenses	$5,863	$41,962	$(36,099)

(1)
The three months ended June 30, 2025 and 2024 include direct expenses related to our discontinued clinical programs and related preclinical costs prior to trial initiation.

Research and development expenses were $5.9 million and $42.0 million for the three months ended June 30, 2025 and 2024, respectively. The decrease of $36.1 million was primarily driven by lower expenses related to personnel, discontinued clinical programs, depreciation and facilities, and preclinical programs.

▪
Discontinued clinical program expenses decreased by $13.7 million, primarily driven by the wind down of aplitabart and other discontinued programs, including imvotamab in autoimmune diseases and oncology and IGM-2644 in oncology and autoimmunity, and the receipt of refunds from certain CROs.
▪
Preclinical and other R&D expenses decreased by $3.6 million, primarily driven by a decrease in research related activities and professional services as a result of the 2024 Restructuring, the January 2025 Restructuring, and the April 2025 Restructuring.
▪
Personnel expenses decreased by $13.8 million primarily due to the effect of the 2024 Restructuring, the January 2025 Restructuring, and the April 2025 Restructuring.
▪
Depreciation and facilities expenses decreased by $5.0 million, primarily due to the January 2025 Restructuring and the April 2025 Restructuring.

General and Administrative Expenses

General and administrative expenses were $9.6 million and $10.6 million for the three months ended June 30, 2025 and 2024, respectively. The decrease of $1.1 million was primarily driven by lower personnel costs due to the January 2025 Restructuring and the April 2025 Restructuring.

Impairment and Disposal of Long-Lived Assets

Impairment and disposal of long-lived assets was $31.9 million for the three months ended June 30, 2025, and included $25.9 million related to the termination of all building leases and write-off of leasehold improvements and $6.0 million related to the sale and disposal of equipment and other costs. During the three months ended June 30, 2024, there were no charges related to impairment and disposal of long-lived assets.

Interest Income

Interest income was $1.3 million and $3.5 million for the three months ended June 30, 2025 and 2024, respectively. The decrease of approximately $2.1 million was primarily due to lower invested capital and decreasing yield rates.

Comparison of Six Months Ended June 30, 2025 and 2024

The following table summarizes our results of operations for the six months ended June 30, 2025 and 2024, together with the changes in those items in dollars:

	Six Months Ended
	June 30,
(in thousands)	2025	2024	Change
Collaboration revenue	$144,122	$1,751	$142,371

Operating expenses:
Research and development	28,200	85,777	(57,577)
General and administrative	20,630	21,187	(557)
Impairment and disposal of long-lived assets	53,806	—	53,806
Total operating expenses	102,636	106,964	(4,328)
Income (loss) from operations	41,486	(105,213)	146,699

Other income:
Interest income	3,206	7,495	(4,289)
Total other income	3,206	7,495	(4,289)
Net income (loss)	$44,692	$(97,718)	$142,410

Collaboration Revenue

Collaboration revenue was $144.1 million and $1.8 million for the six months ended June 30, 2025 and 2024 and relates solely to revenue generated from the Sanofi Agreement. During the six months ended June 30, 2025, the Sanofi Agreement was terminated with no further obligation under the agreement, resulting in full non-cash recognition of the remaining deferred revenue. During the three months ended June 30, 2024, revenue generated was attributable to research activities under the Sanofi Agreement to generate and develop oncology and immunology antibodies. See Note 7 – Sanofi Agreement to the condensed financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional revenue recognition disclosures.

Research and Development Expenses

The following table summarizes our research and development expenses incurred during the periods indicated:

	Six Months Ended
	June 30,
(in thousands)	2025	2024	Change
Direct expenses
Discontinued clinical programs (1)
Imvotamab – Autoimmune programs	$2,522	$5,393	$(2,871)
Aplitabart	1,367	16,748	(15,381)
Other discontinued clinical programs	(207)	5,255	(5,462)
Total discontinued clinical programs	3,682	27,396	(23,714)
Preclinical and other R&D	3,689	12,102	(8,413)
Indirect expenses
Personnel	14,507	33,405	(18,898)
Depreciation and facilities	6,322	12,874	(6,552)
Total research and development expenses	$28,200	$85,777	$(57,577)
(1)
The six months ended June 30, 2025 and 2024 include direct expenses related to our discontinued clinical programs and related preclinical costs prior to trial initiation.

Research and development expenses were $28.2 million and $85.8 million for the six months ended June 30, 2025 and 2024, respectively. The decrease of $57.6 million was primarily driven by lower expenses related to discontinued clinical programs, personnel, preclinical programs, and depreciation and facilities expenses.

▪
Discontinued clinical program expenses decreased by $23.7 million, primarily driven by the wind down of aplitabart and other discontinued programs, including imvotamab in oncology and autoimmune diseases, IGM-2644 in oncology and autoimmunity, and IGM-7354, and the receipt of refunds from certain CROs.
▪
Preclinical and other R&D expenses decreased by $8.4 million, primarily driven by a decrease in research related activities and professional services as a result of the 2024 Restructuring, the January 2025 Restructuring, and the April 2025 Restructuring.
▪
Personnel expenses decreased by $18.9 million primarily due to the effect of the 2024 Restructuring, the January 2025 Restructuring, and the April 2025 Restructuring.
▪
Depreciation and facilities expenses decreased by $6.6 million, primarily due to the January 2025 Restructuring and the April 2025 Restructuring.

General and Administrative Expenses

General and administrative expenses were $20.6 million and $21.2 million for the six months ended June 30, 2025 and 2024, respectively. The decrease of $0.6 million was primarily driven by lower personnel costs related to the January 2025 Restructuring and the April 2025 Restructuring.

Impairment and Disposal of Long-Lived Assets

Impairment and disposal of long-lived assets was $53.8 million for the six months ended June 30, 2025, and included $21.9 million of impairment charges recognized during the first quarter of 2025 and $31.9 million related to the termination of all building leases and write-off of leasehold improvements and the sale and disposal of equipment and other costs in the second quarter of 2025. No impairment charges were recognized during the six months ended June 30, 2024.

Interest Income

Interest income was $3.2 million and $7.5 million for the six months ended June 30, 2025 and 2024, respectively. The decrease of approximately $4.3 million was primarily due to lower invested capital and decreasing yield rates.

Liquidity and Capital Resources

Sources of Liquidity

Historically, we were a biotechnology company with limited operating history, and due to our significant research and development expenditures, we have generated operating losses since our inception, with the exception of the current period in which we recognized the remaining deferred revenue due to the termination of the collaboration agreement with Sanofi (see Note 7 – Sanofi Agreement in the condensed financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional discussion on the agreement and termination), and have not generated any revenue from the sale of any products.

Since our inception and through June 30, 2025, we have funded our operations primarily through the sale of common stock and pre-funded warrants in our public offerings and private placement, the sale of convertible preferred stock and the issuance of unsecured promissory notes in private placements, and payments from our collaboration partners. We maintain a shelf registration statement with the SEC for the potential offering, issuance and sale by us of our common stock, non-voting common stock, debt securities, preferred stock, and certain other securities from time to time in one or more offerings.

As of June 30, 2025, we had cash, cash equivalents, and marketable securities of $104.3 million and an accumulated deficit of $972.3 million.

We believe that our cash, cash equivalents, and marketable securities will be sufficient to fund our planned operations for at least one year past the issuance date of the condensed financial statements appearing elsewhere in this Quarterly Report on Form 10-Q. If the Merger Agreement with Concentra and Merger Sub is effected, it would result in the full termination of our current and ongoing operations. See Note 14 – Subsequent Events in the condensed financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information on the Merger Agreement. Our assessment of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves numerous risks and uncertainties.

Future Funding Requirements

We expect our operating expenses to decrease following the termination of the Sanofi Agreement, the implementation of our plans under the April 2025 Restructuring and depending on the outcome of the Merger. However, we may not realize, in full or in part, the anticipated benefits and savings in operating expenses from these changes due to unforeseen difficulties, delays, or unexpected costs. As a result, our future expenses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the outcome of the Merger and depending on whether we decide to pursue any future product development efforts if we do not complete the Merger.

If we do not complete the Merger and decide to pursue any future product development efforts, we would require additional funding in order to develop and commercialize such product candidates, if any. We may seek to raise any necessary additional capital through a combination of public or private equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other marketing and distribution arrangements. The timing and amount of our future funding requirements would depend on many factors, including the following:

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

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Six Months Ended
	June 30,
(in thousands)	2025	2024
Net cash, cash equivalents, and restricted cash (used in) provided by:
Operating activities	$(83,308)	$(79,791)
Investing activities	87,278	33,175
Financing activities	17	767
Net increase (decrease) in cash, cash equivalents, and restricted cash	$3,987	$(45,849)

Cash Used in Operating Activities

For the six months ended June 30, 2025, net cash used in operating activities was $83.3 million, which consisted primarily of a net income of $44.7 million and a net change of $192.8 million in our net operating assets and liabilities, partially offset by $64.8 million in non-cash charges. The net change in our operating assets and liabilities was primarily due to a decrease in net liabilities of $198.9 million driven by the full non-cash recognition of remaining deferred revenue from the termination of the Sanofi Agreement, the termination of all building lease obligations, and payments related to our discontinued clinical trials. The non-cash charges primarily consisted of impairment and disposal of long-lived asset charges of $52.9 million, stock-based compensation expense of $8.2 million, depreciation expense of $2.7 million, lease expense of $1.6 million, partially offset by net premiums purchased and accretion of discounts on marketable securities of $1.6 million.

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

Cash Provided by Investing Activities

For the six months ended June 30, 2025, net cash provided by investing activities was $87.3 million, which primarily consisted of $101.1 million in maturities of marketable securities, partially offset by $16.2 million in purchases of marketable securities.

For the six months ended June 30, 2024, net cash provided by investing activities was $33.2 million, which primarily consisted of $153.9 million in maturities of marketable securities, partially offset by $117.0 million in purchases of marketable securities and $3.7 million in purchases of property, plant, and equipment.

Cash Provided by Financing Activities

For the six months ended June 30, 2025, net cash provided by financing activities consisted of proceeds from the exercise of stock options and purchases under the employee stock purchase plan.

For the six months ended June 30, 2024, net cash provided by financing activities was $0.8 million, which consisted primarily of $0.6 million in proceeds from purchases under the employee stock purchase plan and $0.3 million in proceeds from the exercise of stock options.

Contractual Obligations and Commitments

We have terminated all office, laboratory, and manufacturing facility leases in Mountain View, California, which included our headquarters and main offices. Additionally, we have exercised a termination option for our office and laboratory space in Doylestown, Pennsylvania. As of June 30, 2025, we have paid $32.7 million in termination fees for these leases and no longer have any future minimum lease commitments.

In addition, we have entered into agreements in the normal course of business with CROs, CMOs and other vendors for research and development services for operating purposes, which are generally cancelable upon written notice. We are actively canceling vendor agreements in connection with our wind down activities.

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

Our critical accounting policies are described in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Use of Estimates” in our Annual Report on Form 10-K filed with the SEC on March 6, 2025. During the six months ended June 30, 2025, we added impairment of long-lived assets to our critical accounting policies as a result of the January 2025 Restructuring and the identification of certain triggering events. As such, we believe that the assumptions and estimates associated with our most critical accounting policies are those relating to revenue recognition, accrued research and development expenses, and impairment of long-lived assets. Our significant accounting policies are more fully described in Note 2 to our condensed financial statements appearing elsewhere in this Quarterly Report on 10-Q. Additionally, the impairment of long-lived assets policy is described as follows:

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Merger Litigation

On July 21, 2025, a complaint was filed in United States District Court for the Northern District of California and is captioned Celebi v. IGM Biosciences, Inc., et al., Case No. 5:25-cv-06108. The complaint alleges that the Solicitation/Recommendation Statement for the Merger, filed with the SEC on Schedule 14D-9, is materially incomplete and misleading in violation of Sections 14(d), 14(e) and 20(a) of the Securities Exchange Act of 1934. The complaint names as defendants the Company and the members of its Board of Directors and seeks, among other relief, corrective disclosures, an injunction of the Merger, rescission or rescissory damages (if the Merger is consummated), and attorneys’ fees. The defendants believe the complaint is without merit and they deny the allegations.

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

Risk Factor Summary

Our business operations are subject to numerous risks and uncertainties, including those outside of our control, that could cause our actual results to be harmed, including risks regarding the following:

▪
The Offer and the Merger are subject to a number of conditions and risks beyond our control. Failure to complete the Offer and the Merger within the expected time frame, or at all, could have a material adverse effect on our business, operating results, financial condition and our stock price.
▪
Our stockholders may not receive any payment on the CVR and the CVR may expire valueless.
▪
The Merger Agreement contains provisions that could discourage a potential competing acquirer.
▪
Stockholder litigation could prevent or delay the consummation of the Offer and the Merger or otherwise negatively impact our business, operating results and financial condition.
▪
We may become involved in securities class action litigation that could divert management's attention and harm our business, and insurance coverage may not be sufficient to cover all costs and damages.
▪
Our executive officers and directors may have interests in the Offer and the Merger that are different from, or in addition to, those of our stockholders generally.
▪
While the Offer and the Merger are pending, we are subject to business uncertainties and contractual restrictions that could disrupt our business, and the Offer and the Merger may impair our ability to attract and retain qualified employees or retain and maintain relationships with our suppliers and other business partners.
▪
We have incurred, and will continue to incur, direct and indirect costs as a result of the Offer and the Merger.
▪
If we are not able to complete the Offer and the Merger, we will need to pursue other strategic alternatives. We may not be successful in identifying and implementing any strategic business combination or other transaction and any strategic transaction that we may consummate in the future could have negative consequences. There can be no assurance that the terms of any such other transaction will be favorable.
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
▪
If we develop product candidates in the future, we could face significant competition from entities that have developed or may develop product candidates for the treatment of diseases that we may be targeting, including companies developing novel treatments and technology platforms. If our competitors develop and market products that are more effective, safer or less expensive than our product candidates, our commercial opportunities will be negatively impacted.
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

▪
If we fail to maintain compliance with the minimum listing requirements, our common stock will be subject to delisting. Our ability to publicly or privately sell equity securities and the liquidity of our common stock could be adversely affected if our common stock is delisted.

Risks Related to the Offer and the Merger

The Offer and the Merger are subject to a number of conditions and risks beyond our control. Failure to complete the Offer and the Merger within the expected time frame, or at all, could have a material adverse effect on our business, operating results, financial condition and our stock price.

On July 1, 2025, we entered into the Merger Agreement with Concentra and Merger Sub, pursuant to which, and upon the terms and subject to the conditions of Merger Agreement, Concentra commenced a tender offer to purchase our Common Stock.

We cannot predict whether or when the conditions to the Offer will be satisfied. If one or more of these conditions are not satisfied, and as a result, we do not complete the Offer and the Merger, we would remain liable for significant transaction costs, and the focus of our management would have been diverted from seeking other potential strategic opportunities, in each case without realizing any benefits of the Offer and the Merger. Certain costs associated with the Offer and the Merger have already been incurred or may be payable even if the Offer and the Merger are not consummated. Finally, any disruptions to our business resulting from the announcement and pendency of the Offer and the Merger, including any adverse changes in our relationships with our partners, suppliers and employees, could continue or accelerate in the event that we fail to consummate the Offer and the Merger.

Our share price may also fluctuate significantly based on announcements by Concentra, other third parties, or us regarding the Offer and the Merger or based on market perceptions of the likelihood of the satisfaction of the Minimum Tender Condition (as defined in the Merger Agreement) or other conditions to the consummation of the Offer and the Merger. Such announcements may lead to perceptions in the market that the Offer and the Merger may not be completed, which could cause our share price to fluctuate or decline significantly. Other factors outside of our control, such as Legal Restraints (as defined in the Merger Agreement), could cause us not to satisfy the conditions in the Merger Agreement and thus the Offer and the Merger would not be consummated. Further, unforeseen and unexpected expenses could cause our net cash to be below the applicable threshold of at least $82.0 million (net of transaction costs, wind-down costs and other liabilities) at closing, thus causing us to fail to satisfy the applicable closing condition (the “Closing Net Cash Condition”).

If we do not consummate the Offer and the Merger, the price of our Common Stock would likely decline significantly from the current market price, which may reflect a market assumption that the Offer and the Merger will be consummated. Any of these events could have a material adverse effect on our business, operating results and financial condition, and could cause a decline in the price of our Common Stock.

Our stockholders may not receive any payment on the CVR and the CVR may expire valueless.

If the Offer and the Merger are completed, the holders of our Common Stock, stock options that have a per share exercise price that is less than $1.247 (“In-the-Money Option”), restricted stock units and pre-funded warrants will be entitled to receive one CVR per share of Common Stock, share of Common Stock underlying such In-the-Money Option, restricted stock unit or pre-funded warrant, as applicable, subject to the terms and conditions of the CVR Agreement (as defined in the Merger Agreement). Each CVR will represent a contractual right to receive contingent cash payments equal to (i) 80% of the net proceeds from a sale, transfer, license or other disposition or grant of rights by Concentra or any of its affiliates (each, a “Disposition”) of all or any part of: (a) our product candidates known as: (A) imvotamab, an IgM-based CD20 X CD3 bispecific antibody T cell engager; (B) IGM-2644, an IgM-based CD38 X CD3 bispecific T cell engager; (C) aplitabart (or IGM-8444), a Death Receptor 5 agonist; (D) IGM-7354, a targeted IL-15/IL-15R IgM antibody; (E) IGM-8447, an IgM-based Death Receptor 5 agonist; and (F) IGM-2537, an IgM-based CD123 X CD3 bispecific antibody T cell engager; or (b) patents and patent applications owned or controlled by the Company immediately prior to the closing of the Merger and set forth on Schedule 1 of the CVR Agreement, together with all patents issuing thereon or claiming priority thereto, in each case, that occurs within one (1) year following the date of the closing of the Merger (the “Merger Closing Date”), and such proceeds are received by or otherwise due to Concentra or any of its affiliates within one (1) year following the Merger Closing Date; and (ii) 100% of the Closing Net Cash (as defined in the Merger Agreement) in excess of $82.0 million, as determined five (5) business days prior to the Merger Closing Date, each pursuant to the CVR Agreement, in each case, all upon the terms and subject to the conditions described in the CVR Agreement (clauses (i) and (ii) collectively, the “CVR Proceeds”). In the event that no CVR Proceeds become payable prior to the expiration of the Offer, the holders of our Common Stock, In-the-Money Options, restricted stock units, and pre-funded warrants will not receive any payment pursuant to the CVR Agreement. The CVRs will not be transferable, except in the limited circumstances specified in the CVR Agreement, will not have any voting or dividend rights, and will not represent any equity or ownership interest in us or any of our affiliates, and interest will not accrue on any amounts potentially payable on the CVRs. Accordingly, the right of any of our stockholders to receive any future payment on or derive any value from the CVRs will be contingent solely upon the occurrence of a Disposition or Closing Net Cash being in excess of $82.0 million, as outlined above, and if no such Disposition is achieved for any reason within the time periods specified in the CVR

Agreement and Closing Net Cash is not in excess of $82.0 million, no payments will be made under the CVRs, and the CVRs will expire valueless.

The Merger Agreement contains provisions that could discourage a potential competing acquirer.

The Merger Agreement provides that, upon the terms and subject to the conditions thereof, we and our representatives cannot directly or indirectly solicit, initiate or knowingly encourage or knowingly facilitate discussions with third parties regarding other proposals to acquire or combine with us and we are subject to restrictions on our ability to respond to any such proposal. In the event that we receive an acquisition proposal from a third party, we must notify Concentra of such proposal and negotiate in good faith with Concentra prior to terminating the Merger Agreement or effecting a change in the recommendation of the board of directors to our stockholders with respect to the Offer and the Merger. The Merger Agreement also contains certain termination rights for Concentra and us and further provides that, upon termination of the Merger Agreement under specified circumstances, including certain terminations in connection with an alternative business combination transaction as permitted by the terms of the Merger Agreement, we will be required to pay Concentra a termination fee of $2.425 million. These provisions could discourage a potential third-party acquirer that might have an interest in acquiring all or a significant portion of us from considering or proposing that acquisition, even if it were prepared to pay consideration with a higher per share cash or market value proposed to be received or realized in the transaction. These provisions also might result in a potential third-party acquirer proposing to pay a lower price to our stockholders than it might otherwise have proposed to pay due to the added expense of the termination fee that may become payable in certain circumstances. If the Merger Agreement is terminated and we determine to seek another business combination, we may not be able to negotiate a transaction with another party on terms comparable to, or better than, the terms of the Offer and the Merger.

Stockholder litigation could prevent or delay the consummation of the Offer and the Merger or otherwise negatively impact our business, operating results and financial condition.

We may incur additional costs in connection with the defense or settlement of any future stockholder litigation in connection with the Offer and the Merger. Any such future litigation may adversely affect our ability to complete the Offer and the Merger and may impact our ability to meet the Closing Net Cash Condition. We could incur significant costs in connection with any such litigation, including costs associated with the indemnification of our directors and officers. Furthermore, one of the conditions to the consummation of the Offer and the Merger is the absence of any Legal Restraints preventing or prohibiting the consummation of the Merger. Consequently, if a plaintiff were to secure injunctive or other relief prohibiting, delaying or otherwise adversely affecting our ability to complete the consummation of the Offer and the Merger, then such injunctive or other relief may prevent the consummation of the Offer or the Merger within the expected time frames or at all.

We may become involved in securities class action litigation that could divert management’s attention and harm our business, and insurance coverage may not be sufficient to cover all costs and damages.

In the past, securities class action litigation has often followed certain significant business transactions not involving us, such as the sale of a company or announcement of any other strategic transaction, or the announcement of negative events, such as negative results from clinical trials. These events may also result in investigations by the SEC. We may be subject to such litigation or investigation even if no wrongdoing has occurred. Litigation and investigations are usually expensive and divert management’s attention and resources, which could adversely affect our business and cash resources and our ability to consummate the Offer and the Merger within the expected time frames or at all, or to consummate any alternative strategic transaction, and could adversely impact the ultimate value our stockholders receive in any such transaction.

Our executive officers and directors may have interests in the Offer and the Merger that are different from, or in addition to, those of our stockholders generally.

Our executive officers and directors may have interests in the Offer and the Merger that are different from, or are in addition to, those of our stockholders generally, including the acceleration of equity awards in connection with the Merger and severance payments. Such interests of our directors and executive officers are set forth in further detail in the Schedule 14D-9 that we filed with the SEC on July 16, 2025.

While the Offer and the Merger are pending, we are subject to business uncertainties and contractual restrictions that could disrupt our business, and the Offer and the Merger may impair our ability to attract and retain qualified employees or retain and maintain relationships with our suppliers and other business partners.

Whether or not the Offer and the Merger are consummated, the Offer and the Merger may disrupt our current plans and operations, which could have an adverse effect on our business and financial results. The pendency of the Offer and the Merger may also divert management’s attention and our resources from ongoing business and operations and our employees. Other key personnel may have uncertainties about the effect of the Offer and the Merger, and the uncertainties may impact our ability to retain key personnel while the Offer and the Merger are pending or in the event that we are unable to consummate the Offer or the Merger within the expected time frames or at all. If key personnel depart because of such uncertainties, our business and results of operations may be adversely affected.

In addition, pending consummation of the Offer and the Merger, the Merger Agreement generally requires us to operate in the ordinary course of business consistent with past practice and restricts us from taking certain actions with respect to our business and financial affairs without Concentra’s consent. Such restrictions will be in place until either the Offer and the Merger are consummated or the Merger Agreement is terminated. These restrictions could restrict our ability to, or prevent us from, pursuing attractive business opportunities (if any) that arise prior to the consummation of the Offer and the Merger. For these and other reasons, the pendency of the Offer and the Merger could adversely affect our business, operating results and financial condition.

We have incurred, and will continue to incur, direct and indirect costs as a result of the Offer and the Merger.

We have incurred, and will continue to incur, significant costs and expenses, including fees for professional services and other transaction costs, in connection with the Offer and the Merger, including costs that we may not currently expect. We must pay substantially all of these costs and expenses whether or not the transaction is completed. If the Merger Agreement is terminated under certain circumstances specified in the Merger Agreement, including in connection with the Company’s entry into an agreement with respect to a Superior Company Proposal (as defined in the Merger Agreement), the Company will be required to pay Concentra a termination fee equal to $2.425 million. If Concentra terminates the Merger Agreement because we do not have Closing Net Cash (as defined in the Merger Agreement) of less than $82.0 million, we will be required to reimburse expenses incurred by Concentra up to a maximum amount of $0.5 million. There are a number of factors beyond our control that could affect the total amount or the timing of these costs and expenses.

If we are not able to complete the Offer and the Merger, we will need to pursue other strategic alternatives. We may not be successful in identifying and implementing any strategic business combination or other transaction and any strategic transaction that we may consummate in the future could have negative consequences. There can be no assurance that the terms of any such other transaction will be favorable.

Following a thorough review of financing and strategic alternatives, the board of directors, with the assistance of its legal and financial advisors, unanimously determined that the acquisition by Concentra is in the best interests of all the Company's stockholders, has approved the Merger Agreement and related transactions, and unanimously resolved to recommend that the Company’s stockholders tender their shares pursuant to the Offer.

If we are not able to consummate the Merger and decide to evaluate other financing and strategic alternatives there can be no assurance that further review will result in us pursuing a transaction or that any transaction, if pursued, will be completed on attractive terms or at all. The process of evaluating other strategic alternatives may be time-consuming and complex, and we may incur significant costs related to this evaluation, such as for financial advisors, as well as legal and accounting fees and expenses and other related charges, in addition to those we have already incurred in connection with the Offer and the Merger. We may also incur additional unanticipated expenses in connection with this process. A considerable portion of these costs will be incurred regardless of whether any alternative strategic transaction is pursued or completed. Any such expenses will decrease the remaining cash available for use in our business and may diminish or delay any future distributions to our stockholders.

In addition, if we are not able to complete the Offer and the Merger and are required to pursue another strategic alternative, such alternative transaction may yield unexpected results that adversely affect our business and decrease the remaining cash available for use. There can be no assurances that any particular course of action, business arrangement or transaction, or series of transactions, will be pursued, successfully consummated, lead to increased stockholder value, or achieve its anticipated results. Any failure of such potential transaction to achieve its anticipated results could significantly impair our ability to enter into any future strategic transactions and may significantly diminish or delay any future distributions to our stockholders.

Risks Related to Strategic Process and Potential Strategic Transaction

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

There can be no assurance that a strategic transaction, including the Offer and the Merger, will be completed and our board of directors may decide to pursue a dissolution and liquidation. In such an event, the amount of cash available for distribution to our stockholders will depend heavily on the timing of such decision and, as with the passage of time the amount of cash available for distribution will be reduced as we continue to fund our operations. In addition, if our board of directors were to approve and recommend, and our stockholders were to approve, a dissolution and liquidation, we would be required under Delaware corporate law to pay our outstanding obligations, as well as to make reasonable provision for contingent and unknown obligations, prior to making any distributions in liquidation to our stockholders. As a result of this requirement, a portion of our assets may need to be reserved pending the resolution of such obligations and the timing of any such resolution is uncertain. In addition, we may be subject to litigation or other claims related to a dissolution and liquidation. If a dissolution and liquidation were pursued, our board of directors, in consultation with our advisors, would need to evaluate these matters and make a determination about a reasonable amount to reserve. Accordingly, holders of our common stock could lose all or a significant portion of their investment in the event of a liquidation, dissolution or winding up.

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

If we develop product candidates in the future, we could face significant competition from entities that have developed or may develop product candidates for the treatment of diseases that we may be targeting, including companies developing novel treatments and technology platforms. If competitors develop and market products that are more effective, safer or less expensive than our product candidates, our commercial opportunities will be negatively impacted.

The development and commercialization of drugs and therapeutic biologics is highly competitive and subject to rapid and significant technological change. If we decide to pursue any future product development efforts, we may develop assets that would compete with other drugs and therapies that currently exist or are being developed in the segments of the pharmaceutical, biotechnology and other related markets. Product candidates we may develop in the future are also likely to face competition from other drugs and therapies, some of which we may not currently be aware. We may have competitors both in the United States and internationally, including major multinational pharmaceutical companies, established biotechnology companies, specialty pharmaceutical companies, universities, academic institutions, government agencies and other public and private research organizations that conduct research, seek patent protection and establish collaborative arrangements for the research, development, manufacturing and commercialization of autoimmune and inflammation therapies. Many of our competitors would have significantly greater financial, manufacturing, marketing, drug development, technical and human resources and commercial expertise than we do. Large pharmaceutical companies, in particular, have extensive experience in clinical testing, obtaining regulatory approvals, recruiting patients and in manufacturing pharmaceutical products. These companies also have significantly greater research and marketing capabilities than we do and may also have products that have been approved or are in late stages of development and collaborative arrangements in our target markets with leading companies and research institutions. Established pharmaceutical companies may also invest heavily to accelerate discovery and development of novel compounds or to in-license novel compounds that could make our product candidates obsolete. As a result of all of these factors, our competitors may succeed in obtaining patent protection or FDA or other regulatory approval or discovering, developing and commercializing products in our field before we do.

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

Our decisions concerning the allocation of research, development, collaboration, management and financial resources toward particular product candidates or indications may not lead to the development of any viable commercial product and may divert resources away from better opportunities. For example, in December 2023 we announced the discontinuation of all hematologic oncology clinical development and the clinical development of our targeted cytokine product candidate. Further, in September 2024, we committed to the 2024 Restructuring, and in 2025, we committed to the January 2025 Restructuring, pursuant to which we suspended clinical development activities for aplitabart and other oncology candidates and imvotamab and IGM-2644, respectively. These decisions or potential future decisions to delay, terminate or collaborate with third parties in respect of certain programs may subsequently also cause us to miss valuable opportunities. If we make incorrect determinations regarding the viability or market potential of any of our programs or product candidates or misread trends in the treatment of autoimmune or inflammatory diseases or the biotechnology industry, our business, financial condition and results of operations could be materially adversely affected. As a result, we may fail to capitalize on viable commercial products or profitable market opportunities, fail to recoup our research and development and other investments in the clinical programs we have selected, be required to forego or delay pursuit of opportunities with other product candidates or other indications that may later prove to have greater commercial potential than those we choose to pursue, or relinquish valuable rights to such product candidates through collaboration, licensing or other royalty arrangements in cases in which it would have been advantageous for us to invest additional resources to retain sole development and commercialization rights.

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

Our ability to compete may be affected in many cases by insurers or other third-party payors seeking to encourage the use of generic or biosimilar products. For biologics, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (ACA), created a new regulatory scheme authorizing the FDA to approve biosimilars. Under the ACA, a manufacturer may submit an application for licensure of a biologic product that is “biosimilar to” or “interchangeable with” a previously approved biological product or “reference product.” Under this statutory scheme, an application for a biosimilar product may not be submitted to the FDA until four years following approval of the reference product. The FDA may not approve a biosimilar product until 12 years from the date on which the reference product was approved. Even if a product is considered to be a reference product eligible for exclusivity, another company could market a competing version of that product if the FDA approves a full BLA for such product containing the sponsor’s own preclinical data and data from adequate and well-controlled clinical trials to demonstrate the safety, efficacy and potency of their product. Furthermore, recent legislation has proposed that the 12-year exclusivity period for a referenced product may be reduced to seven years.

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

Under the American Rescue Plan Act of 2021, the statutory cap on Medicaid Drug Rebate Program rebates that manufacturers pay to state Medicaid programs was eliminated. Elimination of this cap may require pharmaceutical manufacturers to pay more in rebates than they receive on the sale of products, which could have a material impact on our business. In August 2022, Congress passed the IRA, which includes prescription drug provisions that have significant implications for the pharmaceutical industry and Medicare beneficiaries, including allowing the federal government to negotiate a maximum fair price for certain high-priced single source Medicare drugs, imposing penalties and excise tax for manufacturers that fail to comply with the drug price negotiation requirements, requiring inflation rebates for all Medicare Part B and Part D drugs, with limited exceptions, if their drug prices increase faster than inflation, and redesigning Medicare Part D to reduce out-of-pocket prescription drug costs for beneficiaries, among other changes. Under the Medicare price negotiation provisions, only high-expenditure single-source drugs that have been approved for at least 7 years (11 years for single-source biologics) qualify for negotiation, with the negotiated price taking effect two years after the selection year. For 2026, the first year in which negotiated prices become effective, CMS selected 10 high-cost Medicare Part D drugs in 2023, negotiations began in 2024, and the negotiated maximum fair price for each drug has been announced. CMS has selected 15 additional Medicare Part D drugs for negotiated maximum fair pricing in 2027. For 2028, up to an additional 15 drugs, which may be covered under either Medicare Part B or Part D, will be selected, and for 2029 and subsequent years, up to 20 additional Part B or Part D drugs will be selected. Various pharmaceutical companies have initiated lawsuits against the federal government asserting that the price negotiation provisions of the IRA are unconstitutional. With the Supreme Court's overturn of the Chevron doctrine, the IRA as well as other administration decisions of HHS, including those of the CMS, may be subject to increased litigation and judicial scrutiny. The full impact of these judicial challenges as well as future legislative, executive, and administrative actions and agency rules implemented by the government on us and the pharmaceutical industry as a whole is unclear. Additionally, on May 12, 2025, the current administration issued an executive order entitled, "Delivering Most-Favored Nation Prescription Drug Pricing to American Patients," which, among various proposals, directs the HHS to facilitate direct-to-consumer purchasing programs for pharmaceutical manufacturers that sell their products to American patients at the most-favored-nation price and to propose a rulemaking plan to impose most-favored-nation pricing, including most-favored-nation pricing targets to bring U.S. drug prices in line with the prices of comparably developed nations. The implementation of these and other cost containment measures, including the prescription drug provisions under the IRA, as well as other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our product candidates if approved. Uncertainties created by the IRA and other cost containment measures, including most-favored-nation pricing and international reference drug pricing, may negatively impact potential investments, company valuation, royalty-based earnings, mergers and acquisitions in our industry. Further, many states have proposed or enacted legislation and administrative actions that seek to indirectly or directly regulate pharmaceutical drug pricing, such as by requiring biopharmaceutical manufacturers to publicly report proprietary pricing information or to place a maximum price ceiling on pharmaceutical products purchased by state agencies. The FDA has authorized the state of Florida to develop Section 804 Importation Programs to import certain prescription drugs from Canada for a limited period of time to help reduce drug costs, provided that Florida’s Agency for Health Care Administration meets the requirements set forth by the FDA. Other states may follow Florida. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could affect the prices we may obtain for any of our product candidates for which we may obtain regulatory approval or the frequency with which any such product candidate, if approved, is prescribed or used. Complying with any new legislation and regulatory changes could be time-intensive and expensive, resulting in a material adverse effect on our business.

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

Our business may be subject to risks associated with conducting business internationally. Some of our future clinical trial sites may be, and some of our suppliers and collaborators have been, located outside of the United States. We may also enter into additional non-U.S markets. Accordingly, our future results could be harmed by a variety of factors, including:

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

We have incurred significant losses since our inception. As of June 30, 2025, our accumulated deficit was approximately $972.3 million. Historically we have financed our operations primarily through the sale of equity and debt securities as well as funding received from our collaboration partners. We do not generate any revenue from product sales and, if we decide to pursue any future product development efforts, we will require substantial additional investment before such efforts would result in any revenue, if ever.

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

As of June 30, 2025, we had $104.3 million in cash, cash equivalents, and marketable securities. We believe that our existing cash, cash equivalents, and marketable securities will enable us to fund our operating expenses and capital expenditure requirements for at least one year past the issuance date of the condensed financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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

At June 30, 2025, we had $104.3 million of cash, cash equivalents, and marketable securities. While we are not aware of any downgrades, material losses, or other significant deterioration in the fair value of our cash equivalents or marketable securities since June 30, 2025, no assurance can be given that further deterioration of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents or our ability to meet our objectives. Furthermore, our stock price may decline due in part to the volatility of the stock market and general economic downturn.

Risks Related to Managing Our Operations

We may need to grow our organization in the future, and we may experience difficulty in managing this growth, if any, which could disrupt our operations.

As of June 30, 2025, we had 16 full-time employees. In December 2023, we commenced a reduction in our workforce as part of our 2023 Restructuring. We commenced further reductions in our workforce in September 2024 as part of our commitment to the 2024 Restructuring, in January 2025 as part of our commitment to the January 2025 Restructuring, and in April 2025 as part of our commitment to the April 2025 Restructuring. If the proposed Merger is not consummated, and we decide to pursue development opportunities once again, we may again need to expand our employee base for managerial, operational, financial and other resources. Additionally, if any future product candidates and discovery programs enter and advance through preclinical studies and any clinical trials, we will need to expand our research, development, manufacturing, regulatory and sales and marketing capabilities or contract with other organizations to provide these capabilities for us. Future growth would impose significant added responsibilities on members of management, including the need to identify, recruit, maintain, motivate and integrate additional employees. Also, our management may need to divert a disproportionate amount of their attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage any future expansion of our operations, which may result in weaknesses in our infrastructure, give rise to operational errors, loss of business opportunities, loss of employees and reduced productivity amongst remaining employees. Any future growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of additional product candidates and discovery programs. If our management is unable to effectively manage any future growth, our expenses may increase more than expected, our ability to generate or grow revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize any product candidates and compete effectively with others in our industry will depend on our ability to effectively expand our organization and manage any future growth.

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

The California Privacy Rights Act modified and augmented the CCPA significantly as of January 1, 2023, potentially resulting in further uncertainty and requiring us to incur additional costs and expenses in an effort to comply. In addition, several states within the United States have enacted or proposed data privacy laws, many of which are general privacy statutes similar to the CCPA. For example, Colorado, Connecticut, Delaware, Indiana, Iowa, Kentucky, Maryland, Minnesota, Montana, Nebraska, New Hampshire, New Jersey, Oregon, Rhode Island, Tennessee, Texas, Utah, and Virginia have enacted similar legislation. Although the CCPA and many similar state statutes include exemptions for certain clinical trials data, these laws may increase our compliance costs and potential liability with respect to other personal information we collect or otherwise process. Further, other states have enacted laws that cover certain aspects of the collection, use, disclosure, and/or other processing of health information, such as Washington's My Health, My Data Act, which, among other things, provides a private right of action. Additionally, the U.S. Department of Justice recently issued a final rule that took effect in April 2025 and which places limitations, and in some cases prohibitions, on certain transfers of sensitive personal data to business partners located in identified countries of concern, including China, or with other specified links to any such countries.

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

Changes to U.S. tax laws that may be enacted in the future could impact the tax treatment of our foreign earnings. If we expand our international business activities, any changes in the U.S. or foreign taxation of such activities may increase our worldwide effective tax rate and adversely affect our business, results of operations and financial condition. For example, the Organization for Economic

Cooperation and Development has proposed implementing a global minimum tax of 15%, referred to as Pillar 2, which has been agreed to by over 136 countries. Pillar 2 has been implemented by the member states of the European Union into national legislation as of the end of 2023 and may be adopted by other jurisdictions. Further, the U.S. has withdrawn support for Pillar 2 and has indicated that it may take action against countries with tax laws that disproportionately impact U.S. businesses, which may result in retaliatory taxes or other retaliatory actions against U.S. businesses. We will continue to monitor legislative and regulatory developments to assess the potential impacts that Pillar 2 rules and any retaliatory taxes or actions may have on our business, operating results and financial condition. In addition, on January 1, 2022, a provision of the Tax Act went into effect that eliminates the option to deduct domestic research and development costs in the year incurred and instead requires taxpayers to amortize such costs over five years. On July 4, 2025, the U.S. federal tax legislation commonly referred to as the "One Big Beautiful Bill Act" (the "OBBB Act"), was enacted, which makes a number of changes to U.S. federal income tax law, including permanently suspending the requirement to capitalize and amortize domestic research and development expenditures and permitting such deductions on a current basis. We are currently evaluating the full impact of the OBB Act on us. Such changes, among others, may adversely affect our effective tax rates, cash flows and general business condition.

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

Risks Related to Our Dependence on Third Parties

If the Merger is not consummated and we decide to resume internal development activities, we may in the future rely on third parties to manufacture and deliver our product candidates and provide other services. Any failure by one of these third parties to manufacture and deliver acceptable product candidates and provide other services for us pursuant to our specifications and regulatory standards may delay or impair our ability to initiate or complete our future clinical trials, obtain and maintain regulatory approvals or commercialize approved products.

While we historically operated a cGMP manufacturing facility for the manufacture of clinical trial drug materials, following the January 2025 Restructuring, we suspended its operations. If needed, we expect to rely on third parties to manufacture some or all of any future product candidates. In addition, we have relied on a third-party contract research organization for the conduct of clinical assays and we may in the future experience, delays and interruptions, as well as quality and design errors, in this supply of material and information to us. If we are unable to arrange for and maintain such third-party manufacturing and analytical sources that are capable of meeting regulatory standards, or fail to do so on commercially reasonable terms, we may not be able to successfully produce sufficient supply of product candidate or clinical sample analysis data, or we may be delayed in doing so. If we are unable to arrange for and maintain such third-party manufacturing sources that are capable of meeting regulatory standards, or fail to do so on commercially reasonable terms, we may not be able to successfully produce sufficient supply of product candidate or we may be delayed in doing so. A loss of supply of our product candidates or combination agents, for any reason, including as a result of manufacturing, supply or storage issues, damaged shipments, or otherwise, could result in us experiencing further delays, or disruptions, suspensions or terminations of, or being required to restart or repeat, any future clinical trials. Such failure or substantial delay or loss of supply could materially harm our business.

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

Third parties may seek to market generic or biosimilar versions of any approved products. Alternatively, third parties may seek approval to market their own products similar to or otherwise competitive with our product candidates. In these circumstances, we may need to defend or assert our patents, including by filing lawsuits alleging patent infringement, which may lead to challenges to the validity or enforceability of our patents. The outcome following legal assertions of invalidity and unenforceability is unpredictable. Even if we have valid and enforceable patents, these patents still may not provide protection against competing products or processes sufficient to achieve our business objectives.

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

If we fail to maintain compliance with the minimum listing requirements, our common stock will be subject to delisting. Our ability to publicly or privately sell equity securities and the liquidity of our common stock could be adversely affected if our common stock is delisted.

The continued listing standards of The Nasdaq Stock Market LLC (Nasdaq) applicable to the Nasdaq Global Select Market require, among other things, that a minimum Market Value of Listed Securities (MVLS) be at or above $50,000,000. If the minimum MVLS is below $50,000,000 for a period of more than 30 consecutive business days, the listed company will fail to be in compliance with Nasdaq’s listing rules and, if the listed company does not regain compliance within a 180-day grace period, it may be subject to delisting. In order to regain compliance, the minimum MVLS of the listed company’s common stock must close at $50,000,000 or more for a minimum of 10 consecutive business days within a 180-day grace period. If the listed company fails to regain compliance, its common stock would be subject to delisting.

On June 6, 2025, we received a letter from the Nasdaq Listing Qualifications Staff indicating that, based upon the minimum MVLS of our common stock for the 30 consecutive business day period from April 23, 2025 through June 4, 2025, we did not meet the minimum MVLS of $50,000,000 required for continued listing on the Nasdaq Global Select Market pursuant to Nasdaq Listing Rule

5450(b)(2)(A) (the MVLS Requirement). The letter also indicated that, pursuant to Nasdaq Listing Rule 5810(c)(3)(C), we would be afforded 180 calendar days, or until December 3, 2025 (the Compliance Date) to regain compliance with the MVLS Requirement. To regain compliance, our MVLS must close at $50,000,000 or more for a minimum of 10 consecutive business days prior to the Compliance Date. In the event we do not regain compliance with the MVLS Requirement prior to the Compliance Date, Nasdaq will notify us that our securities are subject to delisting, at which point we may appeal the delisting determination to a Nasdaq hearings panel.

We intend to actively monitor our MVLS and may, if appropriate, consider implementing available options to regain compliance with the MVLS Requirement. We may also choose to transfer the listing of our common stock to The Nasdaq Capital Market. However, there can be no assurance that we will be able to regain compliance with Nasdaq Listing Rule 5450(b)(2)(A), or maintain compliance with any other listing requirements, or satisfy the requirements necessary to transfer the listing of our common stock to The Nasdaq Capital Market. If we fail to maintain compliance with one or more Nasdaq listing standards, our common stock will be subject to delisting. Delisting from Nasdaq could adversely affect our ability to raise additional financing through the public or private sale of equity securities, would significantly affect the ability of investors to trade our securities and would negatively affect the value and liquidity of our common stock. Delisting could also have other negative results, including the potential loss of confidence by employees, the loss of institutional investor interest and fewer business development opportunities.

An active trading market for our common stock may not continue to be developed or sustained, and as a result it may be difficult for you to sell your shares of our common stock.

Although our common stock is listed on the Nasdaq Global Select Market, the market for our shares has demonstrated varying levels of trading activity and an active trading market for our common stock may not be sustained. The lack of an active trading market for our common stock may impair investors’ ability to sell their shares at the time they wish to sell them or at a price that they consider reasonable, may reduce the market value of their shares, may impair our ability to raise capital to continue to fund our operations by selling shares and may impair our ability to acquire other companies or technologies by using our shares as consideration.

We are controlled by a concentrated group of stockholders, whose interests in our business may conflict with yours.

As of June 30, 2025, stockholders with ownership equal to 5% or more of our outstanding capital stock and their respective affiliates, beneficially owned a majority of the shares of our outstanding capital stock. Accordingly, our principal stockholders will be able to control most matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, including mergers and sales of all or substantially all of our assets. The interests of these principal stockholders may not always coincide with your interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders. For example, our concentration of ownership could have the effect of delaying or preventing a change in control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could cause the market price of our common stock to decline or prevent our stockholders from realizing a premium over the market price for their shares of our common stock.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

During the quarter ended June 30, 2025, none of our directors or officers (as defined in Section 16 of the Securities Exchange Act of 1934, as amended) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

2.1+	Agreement and Plan of Merger, dated July 1, 2025, by and among Concentra Biosciences, LLC, Concentra Merger Sub V, Inc. and IGM Biosciences, Inc.	8-K	001-39045	2.1	July 1, 2025

3.1	Amended and Restated Certificate of Incorporation of the Registrant, as amended	10-Q	001-39045	3.1	August 14, 2024

3.2	Amended and Restated Bylaws of the Registrant	8-K	001-39045	3.1	March 21, 2023

10.1	Second Amendment to Lease, dated May 23, 2025	8-K	001-39045	10.1	May 29, 2025

10.2	Form of Contingent Value Rights Agreement by and among Concentra Biosciences, LLC, Concentra Merger Sub V, Inc. and the other parties thereto.	8-K	001-39045	10.1	July 1, 2025

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1†	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2†	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibit 101)

+ Certain schedules and annexes have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company hereby undertakes to furnish supplementally copies of any of the omitted schedules and annexes upon request by the SEC; provided, however, that the Company may request confidential treatment pursuant to Rule 24b-2 of the Exchange Act for any annexes or schedules so furnished.

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

IGM Biosciences, Inc.

Date: July 31, 2025	By:	/s/ Mary Beth Harler
Mary Beth Harler, M.D.
Chief Executive Officer and Director (Principal Executive Officer)

Date: July 31, 2025	By:	/s/ Misbah Tahir
Misbah Tahir
Chief Financial Officer (Principal Financial Officer)